Form 10-Q
period 2015-06-30
vTv Therapeutics Inc.
filed 2015-09-14
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37524

vTv Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4170 Mendenhall Oaks Pkwy High Point, NC	27265
(Address of principal executive offices)	(Zip Code)

(336) 841-0300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of September 14, 2015
Class A common stock, par value $0.01 per share	9,156,686
Class B common stock, par value $0.01 per share	23,655,814

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

The financial statements and other disclosures contained in this report include those of vTv Therapeutics Inc. (“we” or the “Registrant”), which is the registrant, and those of vTv Therapeutics LLC (“vTv LLC”), which became the principal operating subsidiary of the Registrant in a series of reorganizational transactions that were completed subsequent to June 30, 2015 (the “Reorganization Transactions”) in connection with our initial public offering (the “IPO”), which was completed on August 4, 2015. Because we had no substantial assets or activities (except for activities relating to our IPO) as of June 30, 2015 and because the Reorganization Transactions had not been completed as of such date, we believe that it is informative to provide the financial statements and various other disclosures as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 of TransTech Pharma, LLC (“TTP”), which was renamed vTvx Holdings I LLC (“vTvx Holdings I”), and High Point Pharmaceuticals, LLC (“HPP”), which was renamed vTvx Holdings II LLC (“vTvx Holdings II”), which are referred to together in this filing as the “Predecessors.” For more information regarding the transactions described above, see Note 12, “Subsequent Events,” to our financial statements contained in this quarterly report on Form 10-Q. In the Reorganization Transactions described in Note 12, “Subsequent Events,” among other transactions, the Predecessors directly or indirectly contributed substantially all of their assets including all of their personnel and operations, to vTv Therapeutics LLC, a subsidiary of vTv Therapeutics Inc. In this report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “we,” “us” and “our” refer to (1) subsequent to the completion of the IPO and the Reorganization Transactions, vTv Therapeutics Inc. and its consolidated subsidiaries, and (2) prior to the completion of the IPO and the Reorganization Transactions, the Predecessors and their consolidated subsidiaries.

vTv Therapeutics Inc.

Unaudited Balance Sheet at June 30, 2015

Stockholder’s Equity
Common stock, par value $0.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	$1.00
Common stock receivable	(1.00)

Total stockholder’s equity	$—

See accompanying notes to balance sheet.

vTv Therapeutics Inc.

Notes to Balance Sheet (unaudited) as of June 30, 2015

1.	Organization and Background

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) is a holding company and was incorporated in the state of Delaware on April 2, 2015 for the sole purpose of becoming the managing member of vTv Therapeutics LLC (“vTv LLC”). As described in more detail in Note 12 of the Condensed Combined Consolidated Financial Statements of TransTech Pharma, LLC (“TTP”) and High Point Pharmaceuticals, LLC (“HPP”), the Company completed an initial public offering (the “IPO”) on August 4, 2015 of 7,812,500 shares of its Class A common stock at a price of $15.00 per share. The IPO raised net proceeds of approximately $109.0 million after underwriting discounts and commissions but before expenses. The Company used the net proceeds of the IPO to acquire nonvoting common units (“vTv Units”) of vTv LLC, an entity created to hold substantially all of the assets and operations of TTP and HPP, which assets and operations were transferred to such entity in a series of pre-IPO reorganization transactions (the “Reorganization Transactions”). vTv LLC is an entity under common control with vTv Therapeutics Inc.

Subsequent to the IPO and the Reorganization Transactions, vTv Therapeutics Inc. is a holding company and its principal asset is a controlling equity interest in vTv LLC, the successor company to TTP and HPP. The Company is the sole managing member of vTv LLC, and although it holds a minority economic interest in vTv LLC, the Company has the sole voting power to operate and control all of the business and affairs of vTv LLC. As a result, beginning in the third quarter of 2015, vTv Therapeutics Inc. will consolidate vTv LLC’s financial results using the variable-interest entity model (because the Company has determined that vTv LLC is a variable-interest entity and that the Registrant is the primary beneficiary of vTv LLC) and report a noncontrolling interest related to the portion of vTv Units not owned by us.

2.	Basis of Presentation

The Company’s balance sheet has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Separate statements of operations, cash flows, and changes in stockholder’s equity and comprehensive income have not been presented because the Company has had no operations from its inception (April 2, 2015) through June 30, 2015.

3.	Stockholder’s Equity

The Company has authorized for issuance 1,000 shares of common stock with a par value of $0.01 per share (the “Common Stock”). Under a Subscription Agreement dated April 15, 2015, MacAndrews & Forbes Incorporated (“MacAndrews”) agreed to fund $1.00 to the Company in exchange for 100 shares of Common Stock, which are reflected on the Company’s balance sheet as issued and outstanding. The Common Stock receivable from MacAndrews is reflected as a reduction to stockholder’s equity on the Company’s balance sheet.

Holders of Common Stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders and (ii) receive dividends, when and if declared by the board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Condensed Combined Consolidated Balance Sheets

(dollars in thousands except per-member unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,397	$1,384
Restricted cash and cash equivalents	130	130
Prepaid expenses and other current assets	160	97

Total current assets	2,687	1,611
Note receivable	6,709	6,594
Property and equipment, net	3,516	3,778
Receivable due from a related party, net	800	800
Employee loans receivable - related party	57	58
Deferred offering costs	3,478	—
Other long-term assets	1,719	110

Total assets	$18,966	$12,951

Liabilities, redeemable convertible preferred units, and members’ deficit
Current liabilities:
Accounts payable and accrued expenses	$7,913	$3,079
Accounts payable and accrued expenses - related party	3,611	1,752
Deferred revenue	440	—
Short-term debt	2,189	155
Short-term debt - related party, net	46,586	—
Other liabilities	2,246	1,878

Total current liabilities	62,985	6,864
Debt - related party	—	27,310
Debt, net of current portion	—	2,110
Fair value of contingent distribution	27,054	26,359
Note payable	6,709	6,594
Other liabilities, net of current portion	3,163	4,434

Total liabilities	99,911	73,671

Commitments and contingencies
Redeemable convertible preferred units:
TransTech Pharma, LLC (TTP):
Series A redeemable convertible preferred units, no par value; 8,571,337 units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $2,545 at June 30, 2015)	3,237	2,847
Series B redeemable convertible preferred units, no par value, 2,547,593 units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $3,500 at June 30, 2015)	3,500	3,500
Series C redeemable convertible preferred units, no par value, 2,343,922 units authorized and 2,243,922 units issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $5,514 at June 30, 2015)	9,328	7,781
Series D redeemable convertible preferred units, no par value, 2,442,361 units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $9,556 at June 30, 2015)	9,556	9,556

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Condensed Combined Consolidated Balance Sheets (continued)

(in thousands except per-member unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Series E redeemable convertible preferred units, no par value, 32,789,595 units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $86,700 at June 30, 2015)	$86,700	$86,700
Series F redeemable convertible preferred units, no par value, 1,367,157,023 units authorized and 1,145,947,422 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (aggregate liquidation preference of $114,595 at June 30, 2015)	385,372	312,232

Total TTP redeemable convertible preferred units	497,693	422,616

High Point Pharmaceuticals, LLC (HPP):

Series A redeemable convertible preferred units, no par value; 49,766,563 units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $1,194 at June 30, 2015)	1,194	1,194
Series B redeemable convertible preferred units, no par value, 704,118,921 authorized and 594,834,833 units issued and outstanding as of June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $14,276 at June 30, 2015)	14,276	14,276

Total HPP redeemable convertible preferred units	15,470	15,470

Total redeemable convertible preferred units	513,163	438,086

Members’ deficit:
TransTech Pharma, LLC:
Members’ deficit	(545,295)	(454,315)

Common member units, no par value; 1,512,722,844 units authorized; 4,188,607 issued and outstanding as of June 30, 2015 and December 31, 2014	—	—

Total TransTech Pharma, LLC members’ deficit	(545,295)	(454,315)
High Point Pharmaceuticals, LLC:
Members’ deficit	(48,813)	(44,491)

Common member units, no par value; 805,219,377 units authorized; 5,148,485 issued and outstanding as of June 30, 2015 and December 31, 2014	—	—

Total High Point Pharmaceuticals, LLC members’ deficit	(48,813)	(44,491)

Total members’ deficit	(594,108)	(498,806)

Total liabilities, redeemable convertible preferred units, and members’ deficit	$18,966	$12,951

The accompanying notes are an integral part of the unaudited condensed combined consolidated financial statements.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Condensed Combined Consolidated Statements of Operations - Unaudited

(in thousands except per-member unit data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$110	$201	$160	$215
Operating expenses:
Research and development	5,146	4,030	12,531	8,172

Research and development - related party	556	505	947	767
General and administrative	2,297	2,858	4,292	7,985

Total operating expenses	7,999	7,393	17,770	16,924

Operating loss	(7,889)	(7,192)	(17,610)	(16,709)
Other income (loss), net	(1,510)	6	(850)	14
Other (expense) - related party	(168)	(157)	(336)	(344)
Interest (expense)	(45)	(42)	(90)	(76)
Interest (expense), net – related party	(800)	(14)	(1,339)	(5,392)
Investment (loss) – related party	—	(5)	—	(9)

Combined consolidated net loss	$(10,412)	$(7,404)	$(20,225)	$(22,516)

Net loss per TTP member unit:
Net loss attributable to TTP member units, basic and diluted	$(30,717)	$(28,169)	$(90,980)	$(133,652)

Net loss per TTP member unit, basic and diluted	$(7.33)	$(2.12)	$(21.72)	$(10.06)

Weighted-average number of TTP common member units, basic and diluted	4,188,607	13,288,608	4,188,607	13,288,608
Net loss per HPP member unit:
Net loss attributable to HPP member units, basic and diluted	$(2,179)	$(1,886)	$(4,322)	$(10,143)

Net loss per HPP member unit, basic and diluted	$(0.42)	$(0.10)	$(0.84)	$(0.52)

Weighted-average number of HPP common member units, basic and diluted	5,148,485	19,609,698	5,148,485	19,609,698

The accompanying notes are an integral part of the unaudited condensed combined consolidated financial statements.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Condensed Combined Consolidated Statements of Changes in Redeemable Convertible Units and Members’ Deficit - Unaudited

(in thousands except per-member unit data)

	TTP Redeemable Convertible Preferred Units	HPP Redeemable Convertible Preferred Units	TTP Common membership units no par value		TTP Members’ Deficit	HPP Common membership units no par value		HPP Members’ Deficit	Total Members’ Deficit
			Units	Amount		Units	Amount
Balances at December 31, 2014	$422,616	$15,470	4,188,607	$—	$(454,315)	5,148,485	$—	$(44,491)	$(498,806)
Net loss	—	—	—	—	(15,903)	—	—	(4,322)	(20,225)
Change in redemption value of TTP redeemable convertible preferred units	75,077	—	—	—	(75,077)	—	—	—	(75,077)

Balances at June 30, 2015	$497,693	$15,470	4,188,607	$—	$(545,295)	5,148,485	$—	$(48,813)	$(594,108)

The accompanying notes are an integral part of the unaudited condensed combined consolidated financial statements.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Condensed Combined Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,225)	$(22,516)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	247	453
Change in fair value of contingent distribution	695	—
Amortization of debt discount – related party	—	4,773
Non-cash interest expense-distribution payable	27	—
Amortization of deferred financing costs	—	145
Impairment loss on carrying value of land	48	—
Bad debt expense – related party	230	230
Change in fair value of marketable securities – related party	—	10
Change in assets and liabilities:
Accounts receivable	—	164
Prepaid expenses and other assets	(63)	(148)
Employee loans receivable - related party	1	(115)
Receivable due from a related party	(230)	(230)
Deferred offering costs	(1,110)	—
Other long-term assets	(1,609)	(4)
Accounts payable and accrued expenses	2,466	(2,134)
Accounts payable and accrued expenses – related party	1,859	1,024
Deferred revenue	440	—
Other liabilities	(930)	106

Net cash used in operating activities	(18,154)	(18,242)
Cash flows from investing activities:
Purchases of property and equipment	(33)	(26)

Net cash used in investing activities	(33)	(26)
Cash flows from financing activities:
Proceeds from debt issuance – related party	19,276	18,901
Repayment of debt	(76)	(73)

Net cash provided by financing activities	19,200	18,828
Net increase in cash and cash equivalents	1,013	560

Cash and equivalents, beginning of period	1,384	1,089

Cash and equivalents, end of period	$2,397	$1,649

Supplemental cash flow information:
Cash paid for interest	$62	$75

Non-cash activities:

Deferred offering costs included in accounts payable and accrued expenses	$2,368	$—

The accompanying notes are an integral part of the unaudited condensed combined consolidated financial statements.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Notes to Condensed Combined Consolidated Financial Statements – Unaudited

($ amounts are in thousands unless otherwise noted)

1.	Description of Business and Basis of Presentation

TransTech Pharma, Inc. (“TTP Inc.”) was incorporated in the State of Delaware on December 3, 1998. TTP Inc., was formed to develop and apply proprietary high-throughput medicinal chemistry approaches as its platform technology to yield clinical drug candidates in a timely and cost effective manner.

In November 2013, TTP Inc. underwent a reorganization by contributing all of its assets to TransTech Pharma, LLC (“TTP,” or “TransTech”), a Delaware limited liability company, in exchange for (a) assumption of all liabilities of TTP Inc. and (b) all membership units of the Company. The membership units of the Company were then distributed to the shareholders of TTP Inc. to match in kind and number the shares held by them in TTP Inc.

On March 12, 2008, TTP Inc. formed High Point Pharmaceuticals, LLC (“HPP”) and transferred various intellectual property (principally consisting of certain programs) to HPP in exchange for common and preferred units as well as warrants to purchase an additional 6.7 million common units. TTP Inc. subsequently distributed these equity investments to its unit holders on a pro-rata basis, based on the unit holders’ ownership in TTP Inc. HPP is primarily responsible for all preclinical and clinical development efforts, as well as maintenance of the intellectual property portfolio for all of its drug candidate programs. TTP provides research employees and facilities, for which TTP charges HPP a maintenance fee. TTP has no further obligation beyond the items described above, and TTP has no obligation to the creditors of HPP as a result of its involvement with HPP. For the six months ended June 30, 2015 and 2014, HPP had revenues of $160 and $0, respectively. For the six months ended June 30, 2015 and 2014, HPP had a net loss of $4.3 million and $6.4 million, respectively.

TTP and HPP are collectively referred to as “the Company.”

The condensed combined consolidated financial statements include the consolidated accounts of TTP, its wholly owned subsidiary (prior to December 31, 2014), High Point Clinical Trials Center, LLC (“HPCTC”), and the combined accounts of HPP. All significant intercompany balances and transactions have been eliminated. Condensed combined financial statements are presented as these entities are under common ownership and management.

Reorganization and Initial Public Offering (IPO)

During July 2015, TTP and HPP were renamed vTvx Holdings I and vTvx Holdings II, respectively. The Company then entered into a series of Reorganization Transactions (as described in Note 12) through which the operations of vTvx Holdings I and vTvx Holdings II were combined into vTv LLC. As a result of the Reorganization Transactions, substantially all of the assets of TTP and HPP were transferred to vTv LLC, an entity controlled by vTv Therapeutics Inc.

On August 4, 2015, vTv Therapeutics Inc. consummated its IPO of 7,812,500 shares of its Class A common stock at a price of $15.00 per share. The IPO raised net proceeds of approximately $109.0 million after underwriting discounts and commissions but before expenses. vTv Therapeutics Inc. used the net proceeds of the IPO to acquire vTv Units from vTv LLC, an entity under common control with vTv Therapeutics Inc. and the holder of substantially all of the assets of the Company. Following the reorganization transactions, vTv Therapeutics Inc. intends to use the net proceeds of the offering to fund clinical development, studies, and trials for its various products and other drug candidates, for working capital and other general corporate purposes.

TransTech Pharma, LLC and High Point Pharmaceuticals, LLC

Notes to Condensed Combined Consolidated Financial Statements - Unaudited (continued)

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2015, statements of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the final prospectus filed by the Company with the SEC on July 31, 2015 relating to the IPO. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of property and equipment, the fair value of the Company’s membership units, the fair value of redeemable preferred units, the fair value of derivative liabilities, and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions. The balances of these cash accounts frequently exceed insured limits.

The accounts receivable balance at June 30, 2015 was $0.

One customer represented 100% of the revenue earned during the six months ended June 30, 2015. Two customers represented 100% of the revenue during the six months ended June 30, 2014.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents reflect cash and cash equivalents that are pledged as collateral required by the terms of operating leases on facilities used by HPCTC.

Accounts Receivable

On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables.

Property and Equipment and other Long-lived Assets

The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. During 2014, the Company determined that certain of its land assets met the criteria for held-for-sale accounting treatment and, accordingly, adjusted the carrying value of such assets to the amount of the expected proceeds less costs of disposal, which was lower than the original carrying value. As of June 30, 2015 and December 31, 2014, the carrying value of assets held for sale was $2.7 million and $2.8 million, respectively.

Revenue Recognition

The Company uses the revenue recognition guidance established by ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue when 1) persuasive evidence of an arrangement exists; 2) the service has been provided to the customer; 3) collection of the fee is reasonably assured; and 4) the amount of the fee to be paid by the customer is fixed or determinable. In determining the accounting for collaboration and alliance agreements, the Company follows the provisions of ASC Topic 605, Subtopic 25, “Multiple-Element Arrangements” (“ASC 605-25”) and ASC 808 (“Collaborative Arrangements”). ASC 605-25 provides guidance on whether an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if division is required, how the arrangement consideration should be allocated among the separate units of accounting. If a deliverable has value on a stand-alone basis, the Company treats the deliverable as a separate unit of accounting. If the arrangement constitutes separate units of accounting according to the separation criteria of ASC 605-25, the consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria is applied to each unit. The Company determines how to allocate amounts received under agreements among the separate units based on the respective selling price of each unit. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement and the consideration received is recognized over the period of inception through the date the last deliverable within the single unit of accounting is expected to be delivered.

Collaboration research and development revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees are recorded as deferred revenue and recognized into revenue as license fees and milestones from collaborations on a straight-line basis over the estimated period of the Company’s substantive performance obligations. If the Company does not have substantive performance obligations, it recognizes non-refundable upfront fees into revenue ratably over the period during which the product deliverable is provided to the customer.

Revenue for non-refundable payments based on the achievement of milestone events under collaborative arrangements is recognized in accordance with ASC Topic 605, Subtopic 28, “Milestone Method” (“ASC 605-28”). Milestone events under the Company’s collaboration agreements may include research, development, regulatory, commercialization, and sales events. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) substantive uncertainty regarding achievement of the milestone event exists at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either the Company’s performance or a specific outcome resulting from the Company’s performance; and (3) if achieved, the event will result in additional payment due to the Company. The Company also treats events that can only be achieved based, in whole or in part, on either a third party’s performance or a specific outcome resulting from a third party’s performance as milestone events if the criteria of ASC 605-28 are otherwise satisfied.

Research and development costs that are reimbursable under collaboration agreements are recorded in accordance with ASC Topic 605, Subtopic 45, “Principal-Agent Considerations.” Amounts reimbursed under a cost-sharing arrangement are reflected as reductions of research and development expense.

Income Taxes

The Company is treated as a partnership for income tax purposes. Accordingly, the allocated share of taxable income or loss is includable in the income tax returns of the Company’s members. The Company recognizes the effect of income tax positions only if these positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which each change occurs. The Company has not recognized any uncertain tax positions and no examinations are currently being conducted by U.S., state, or local taxing authorities.

Deferred Offering Costs

Legal and accounting costs of $3.5 million, which were incurred in connection with the IPO, are reflected on the balance sheet as of June 30, 2015 as capitalized deferred offering costs. Following the consummation of the IPO (see Note 12 for more information), deferred offering costs will be offset against the proceeds of the offering and included in members’ deficit.

Segment and Geographic Information

Operating segments are defined as an enterprise’s components (business activities from which it earns revenue and incurs expenses) for which discrete financial information is (1) available; and (2) is regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. The Company’s business operates in one reportable segment comprised of one operating segment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,” (“ASU 2015-04”). For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-04 to have a material impact on its combined consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-05 to have a material impact on its combined consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force),” (“ASU 2015-06”). The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The amendments in this update should be applied retrospectively for all financial statements presented. The Company does not expect ASU 2015-06 to have a material impact on its combined consolidated financial statements upon adoption.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements,” (“ASU 2015-10”). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective dates of transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The Company does not expect ASU 2015-10 to have a material impact on its combined consolidated financial statements upon adoption.

3.	Repurchase of Former Officer’s Interest

On March 28, 2014, the Company entered into a reaffirmation and pledge agreement (“Pledge Agreement”) with a former officer and director (“the Former Officer”) and certain entities related to the officer (collectively with the Former Officer, the “Former Officer and Related Entities”) of the Company. Pursuant to the Pledge Agreement, the Former Officer granted a security interest to the Company in 18,730,276 Series F convertible preferred units of TTP and 9,363,128 Series B convertible preferred units of HPP owned by the Former Officer (the “Pledged Units”) to secure the Former Officer’s obligations to the Company under a promissory note (the “2007 Note”) issued by the Former Officer to the Company. See further discussion of the 2007 Note in Note 4.

On December 30, 2014, the Company’s board of directors authorized a repurchase of units from the Former Officer and Related Entities. The terms of the unit repurchase are stipulated in a Letter Agreement (the “Former Officer Agreement”) with the Former Officer and Related Entities. The Former Officer Agreement superseded all prior understandings with respect to any sales or other similar transactions relating to the Company, stipulating that the Company would repurchase all of the Company’s issued and outstanding units owned by the Former Officer and Related Entities, including any warrants and options to purchase common units. These included 9,100,001 common units of TTP, 14,462,213 common units of HPP, 108,781,071 Series B convertible preferred units of HPP, 218,818,574 Series F convertible preferred units of TTP, 2,776,522 warrants for common units of TTP, 750,000 warrants for common units of HPP and 58,750 options for common units of HPP (collectively, the “Repurchased Units”). All units repurchased by the Company were legally retired and resumed the status of authorized and unissued common and preferred units.

In exchange for the Repurchased Units, under the Former Officer Agreement, the Company agreed to make periodic cash payments to the Former Officer and Related Entities totaling $7.5 million between December 30, 2014 and September 30, 2017. Payments consist of $2.5 million paid at closing of the agreement on December 30, 2014 and $5.0 million to be paid in eight equal quarterly installments beginning December 31, 2015. This obligation is recorded in other liabilities in the combined consolidated balance sheet. The Company also transferred 100% of its ownership interests in HPCTC to the Former Officer and agreed to make future distributions to the Former Officer (the “Contingent Distributions”). The distributions payable amounts are to be made in the form of cash or certain securities upon the occurrence of certain operational or transactional events and milestones. The Contingent Distributions are reported at fair value on the combined consolidated balance sheet and classified as Fair value of contingent distribution as of June 30, 2015 and December 31, 2014. The maximum Contingent Distributions in aggregate equal $150 million. However, the Company’s obligation to pay the Contingent Distributions expires upon the occurrence of any one of a number of specified termination events. In addition, the Company exchanged the Pledged Units for TTP Perpetual Securities in the principal amount of approximately $6.0 million and HPP Perpetual Securities in the principal amount of approximately $0.5 million (the “Perpetual Securities”). All Pledged Units exchanged by the Company were legally retired and resumed the status of authorized and unissued preferred units. The Perpetual Securities remain subject to the Pledge Agreement, have no fixed maturity date and accrue interest at a rate per annum equal to the 2007 Note. The Perpetual Securities may be prepaid without penalty in whole or in part at any time. Prepayments shall first be applied to accrued interest and then to principal. The Perpetual Securities obligation is presented as a note payable on the Condensed Combined Balance Sheet as of June 30, 2015 and December 31, 2014.

In conjunction with the issuance of the Perpetual Securities, the Company gave the Former Officer an irrevocable right to sell back to the Company all of the Perpetual Securities. This right is exercisable at the discretion of the Former Officer. The exercise price of the put feature for all of the Perpetual Securities is the amount then outstanding on the 2007 Note. The Former Officer also gave the Company an irrevocable right to repurchase all of the Perpetual Securities. This right is exercisable at the earlier to occur of: (1) the maturity of the 2007 Note or (2) the date the Former Officer receives distribution payable payments under the Former Officer Agreement in excess of $30 million. The exercise price of the call feature for all of the Perpetual Securities is the amount then outstanding on the 2007 Note. The Company, at its sole discretion, may elect to pay the exercise price in cash or via the extinguishment of the 2007 Note.

4.	Note Receivable

On March 30, 2007, the Company entered into the 2007 Note with the Former Officer, pursuant to which the Company loaned $4.8 million to the Former Officer. Interest accrues on the 2007 Note at a rate per annum equal to the lowest rate necessary to meet the Internal Revenue Code requirements for the applicable federal rate and is payable at maturity. Under the original terms of the 2007 Note, the entire principal balance and any accrued but unpaid interest would have become due on the earlier of (1) March 30, 2017 or (2) the date on which the Former Officer received in excess of $10 million in proceeds from the sale of any shares of capital stock of TTP, Inc., PharmaCore, Inc. or any of their subsidiaries. See Note 9 for additional discussion of PharmaCore, Inc. As of December 31, 2014, the 2007 Note had an aggregate outstanding principal amount of $4.8 million, and $1.8 million of accrued and unpaid interest. As of June 30, 2015, the 2007 Note had an aggregate outstanding principal amount of $4.8 million, and $1.9 million of accrued and unpaid interest.

On March 28, 2014, the Company entered into the Pledge Agreement with the Former Officer. Pursuant to the Pledge Agreement, the Former Officer granted a security interest to the Company in the Pledged Units to secure the Former Officer’s obligations to the Company under the 2007 Note and under the Pledge Agreement. The Pledge Agreement also amended the maturity date of the 2007 Note to be the earlier of March 30, 2018 or the date on which the Former Officer receives in excess of $10 million in proceeds from the sale of any units of the Company, HPP, PharmaCore, Inc. or any of their subsidiaries or from the sale of any assets of any of the foregoing.

As discussed in Note 3, on December 30, 2014, the Company exchanged the Pledged Units into the Perpetual Securities. The Perpetual Securities remain subject to the Pledge Agreement, have no fixed maturity date and accrue interest at a rate per annum equal to the 2007 Note. The Perpetual Securities may be prepaid without penalty in whole or in part at any time. Prepayments shall first be applied to accrued interest and then to principal. The Perpetual Securities were initially recorded at their initial fair value of $6.6 million. The increase in the fair value of the perpetual securities during the six months ended June 30, 2015 was $115 and is reflected in other income, net in the combined consolidated statements of operations.

5.	Debt Obligations

In June 2008, the Company entered into a promissory note with a financial institution secured by a deed of trust on land the Company purchased in 2008. The Company borrowed $2.8 million at an interest rate of 6.5% per annum. The note principal was to be repaid in one installment on June 20, 2011, with interest payments made monthly during the term of the note. On May 9, 2011, the Company entered into a Debt Modification Agreement to amend the terms of the promissory note, whereby it extended the maturity date to May 20, 2016 and changed the annual interest rate to the Prime Rate plus 1.250%, with a maximum interest rate of 6.750% and minimum rate of 4.750%. The note is to be repaid in 60 monthly payments of principal and interest, including 59 payments of approximately $22 plus a final payment for the remaining balance of principal and interest.

On March 28, 2014, the Company and M&F TTP Holdings LLC (“M&F”) agreed to exchange all $116.2 million of outstanding principal and interest due to M&F under the Note and Equity Issuance Agreement (including amounts advanced under the initial agreement plus the 2013 Promissory Notes and amounts advanced following the December 24, 2013 amendment) for 292,722,844 Series F redeemable convertible preferred units of the Company and 155,219,376 Series B redeemable convertible preferred units of HPP. Concurrently on March 28, 2014, the Company entered into an Uncommitted Advance Agreement with M&F and the Former Officer. As of December 30, 2014, the Former Officer was no longer party to this agreement. Advances made under the Uncommitted Advance Agreement are secured by substantially all of our assets and bear interest at an annual rate of LIBOR plus 10%. Principal and interest were originally payable on demand. On May 4, 2015, M&F agreed to extend the maturity date of the Uncommitted Advance Agreement to January 15, 2016. Prepayments can be made under the Uncommitted Advance Agreement without penalty. As of June 30, 2015 and December 31, 2014, $46.6 million and $27.3 million, respectively, of principal was outstanding under the Uncommitted Advance Agreement.

6.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount.

Columbia University Agreement

In May 2015, the Company entered into a worldwide exclusive agreement with Columbia University (“Columbia”) to license certain intellectual property from Columbia. Under the agreement, the Company is obligated to pay to Columbia (1) an annual fee of $100 from 2015 through 2021, (2) a potential regulatory milestone payment of $750 and (3) potential royalty payments at single digit royalty rates based on net sales of licensed products as defined in the agreement.

7.	Redeemable Convertible Preferred Units and Warrants

Authorized, Issued, and Outstanding Redeemable Convertible Preferred Units

As of June 30, 2015, TTP was authorized to issue 1,415,851,831 preferred units in the aggregate. The following table summarizes authorized, issued and outstanding redeemable convertible preferred units as of June 30, 2015. The preferred units are carried at the greater of the original cost, liquidation preference, or fair value as indicated in the table below (in thousands except per-member unit data):

	Member Units
	Authorized	Outstanding	Original Cost	Liquidation Preference	Fair Value	Carrying Value
Series A Preferred	8,571,337	8,571,337	$2,545	$2,545	$3,237	$3,237
Series B Preferred	2,547,593	2,547,593	3,500	3,500	2,897	3,500
Series C Preferred	2,343,922	2,243,922	5,514	5,514	9,328	9,328
Series D Preferred	2,442,361	2,442,361	9,556	9,556	7,707	9,556
Series E Preferred	32,789,595	32,789,595	86,700	86,700	69,923	86,700
Series F Preferred	1,367,157,023	1,145,947,422	64,476	114,595	385,372	385,372

Total	1,415,851,831	1,194,542,230	$172,291	$222,410	$478,464	$497,693

No TTP redeemable convertible units were issued or repurchased during the six months ended June 30, 2015.

As of June 30, 2015, HPP was authorized to issue 753,885,484 preferred units in the aggregate. The following table summarizes authorized, issued and outstanding redeemable convertible preferred units as of June 30, 2015. The preferred units are carried at the greater of the original cost, liquidation preference, or fair value as indicated in the table below (in thousands except per member unit data):

	Member Units
	Authorized	Outstanding	Original Cost	Liquidation Preference	Fair Value	Carrying Value
Series A Preferred	49,766,563	49,766,563	$1,194	$1,194	$—	$1,194
Series B Preferred	704,118,921	594,834,833	14,276	14,276	—	14,276

Total	753,885,484	644,601,396	$15,470	$15,470	$—	$15,470

There were no HPP redeemable convertible preferred units issued or repurchased during the six months ended June 30, 2015.

Conversion Rights

Each TTP Series A, Series B, Series C, Series D, Series E and Series F preferred unit (collectively, the “TTP Series Preferred”) is convertible, at the option of the holder, into common units of TTP based on the total consideration received by TTP for each series of the preferred units (plus declared and unpaid distributions) divided by the conversion price. Initially the conversion prices were $0.296973, $1.37385, $2.457293, $3.91268996, $2.64413153 and $0.10 per common unit for the Series A, Series B, Series C, Series D, Series E and Series F preferred units, respectively. The conversion prices are subject to adjustments for stock splits, stock dividends, combinations or any other similar event.

Subsequently, the Series C conversion price was adjusted to $0.203979 per common unit and the Series D conversion price was adjusted to $2.644131 per common unit. The foregoing conversion prices were in effect at June 30, 2015.

Each HPP Series A and B preferred unit is convertible, at the option of the holder, into HPP common units based on the total consideration received by HPP for each series of the preferred units (plus declared and unpaid distributions) divided by the conversion price. Initially the conversion prices were $0.024 and $0.024 per common unit for the Series A and Series B preferred units, respectively.

Each series of preferred units also contains a provision whereby the units shall automatically convert into common units based on the then-effective conversion price upon the occurrence of the closing of a qualified public offering pursuant to an effective registration statement under the Securities Act of 1933. See Note 12, “Subsequent Events.”

Rights to Distributions Prior to Termination of the Company

Holders of preferred units are entitled to receive distributions of cash or other property prior to termination of the Company when and if declared by the Board of Directors. Such distributions are made to members of the Company on a pro rata basis (and with respect to preferred units, on an as-converted basis). Holders of preferred units are entitled to share in any distribution made to the common units.

Voting Rights

Each holder of TTP and HPP Series Preferred Units is entitled to vote on all matters on which the holders of common units are entitled to vote, based on the number of common units into which their TTP and HPP Series Preferred units are convertible. In addition, holders of preferred units are entitled to a separate class vote on certain extraordinary matters.

Liquidation

Liquidation is deemed to occur in the event of any liquidation, dissolution or winding up of TTP, whether voluntary or involuntary, as well as (if determined by the Board) any change of control of the Company that includes (i) an acquisition of the Company in which the unit holders of the Company immediately prior to such transaction do not own a majority of the outstanding voting securities of the acquiring entity immediately following such transaction and (ii) a sale of all or substantially all of the assets of the Company.

In the event of any liquidation, dissolution or winding up of TTP, the holders of the TTP Series F units are entitled to receive, prior to the distribution to the other holders, a liquidation amount equal to the TTP Series F consideration paid per unit ($0.10) plus all declared but unpaid distributions thereon. Thereafter, the holders of all other series of TTP Series Preferred are entitled to receive, prior to distribution to the holders of common units, a liquidation amount equal to the consideration paid per unit ($0.296973, $1.37385, $2.457293, $3.91268996, $2.64413153, $.024 and $.024 for the TTP Series A, TTP Series B, TTP Series C, TTP Series D, TTP Series E, HPP Series A and HPP Series B units, respectively), plus all declared but unpaid distributions thereon.

Redemption

On May 18, 2015, the Board of Directors amended the TTP operating agreements and revised the redemption dates of the Company’s redeemable convertible units as follows:

Beginning January 1, 2020, the holders of a majority of the outstanding TTP Series F preferred units may demand that TTP redeem up to all of the outstanding TTP Series F preferred units. Beginning January 8, 2020, the holders of a majority of the outstanding TTP Series A preferred units and/or a majority of the outstanding TTP Series B preferred units and/or a majority of the outstanding TTP Series C preferred units may demand that TTP redeem up to all of the outstanding units of each respective series of preferred units. Beginning on November 26, 2020, the holders of a majority of the outstanding shares of TTP Series E preferred units may demand that TTP redeem up to all of the outstanding units of such series of preferred units. Beginning on May 20, 2020, the holders of a majority of the outstanding shares of TTP Series D preferred units may demand that TTP redeem up to all of the outstanding units of such series. The redemption price per unit for each such series continues to be the greater of (a) such series’ liquidation value (i.e., the original cost for each unit of such series (as adjusted for any unit split, unit dividend or other similar events) plus all declared and unpaid distributions on such series and (b) such series’ fair market value (plus all declared but unpaid distributions on such series).

The redemptions of TTP Series Preferred can only be made out of funds legally available for that purpose (which determination would require the TTP board of directors to consider whether, following such redemption, TTP would be able to continue as a going concern). If TTP has insufficient funds legally available to redeem all TTP Series Preferred required to be redeemed on the mandatory redemption date, those funds legally available for such purpose shall be first used to ratably redeem the maximum number of any Series F preferred units that have properly demanded that TTP redeem such units in accordance with the TTP operating agreement before the units of any other series of TTP Series Preferred are redeemed. As of June 30, 2015 there were no funds legally available for redemption.

On May 18, 2015, the Board of Directors amended the HPP operating agreements and revised the redemption dates of the Company’s redeemable convertible units as follows:

Beginning January 1, 2020, the holders of a majority of the outstanding HPP Series B preferred units may demand that HPP redeem up to all of the outstanding units of such series. Beginning April 11, 2020, the holders of a majority of the outstanding HPP Series A preferred units may demand that HPP redeem up to all of the outstanding units of such series. The redemption price per unit for each such series continues to be the greater of (a) such series’ liquidation value (i.e., the invested amount for each unit of such series (as adjusted for any unit split, unit dividend or similar events)) and (b) such series’ fair market value.

The redemptions of HPP preferred units can only be redeemed out of funds legally available for that purpose (which determination would require the HPP board of directors to consider whether, following such redemption, TTP would be able to continue as a going concern). If HPP has insufficient funds legally available to redeem all of the HPP Series A and Series B units required to be redeemed on the mandatory redemption date, those funds legally available for such purpose shall be first used to ratably redeem the maximum number of any HPP Series B preferred units that have properly requested that HPP redeem such units in accordance with the HPP operating agreement before the HPP Series A preferred units are redeemed. As of June 30, 2015, no funds were legally available for redemption.

Registration Rights Agreement

Preferred unit holders have certain preferential rights in connection with public offerings and sales of common units.

Common Member Units

Authorized, Issued, and Outstanding Common Membership Units

TTP’s common units consist of one class, with no par value, 1,512,722,844 units authorized, and 4,188,607 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company had reserved common membership units for future issuance as follows:

TTP Common Units Reserved
Conversion of TTP Series A Preferred	8,571,337
Conversion of TTP Series B Preferred	2,547,593
Conversion of TTP Series C Preferred	27,032,037
Conversion of TTP Series D Preferred	3,614,117
Conversion of TTP Series E Preferred	32,789,595
Conversion of TTP Series F Preferred	1,145,947,422
Outstanding TTP warrants on common units	977,462

Total common units reserved for future issuance	1,221,479,563

HPP’s common units consist of one class, with no par value, 805,219,377 units authorized, and 5,148,485 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company had reserved common membership units for future issuance as follows:

HPP Common Units Reserved
Conversion of HPP Series A Preferred	49,766,563
Conversion of HPP Series B Preferred	594,834,833
Outstanding HPP warrants on common units	903,712
Options for HPP common units	505,837

Total HPP common shares reserved for future issuance	646,010,945

As of June 30, 2015, HPP had 505,837 options outstanding with a strike price of $0.024 expiring at various dates in 2018. As of June 30, 2015 the fair value of the options was $0.

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the TTP Series G Units are entitled to receive the Series G liquidation preference prior to the distribution to the other holders. See Note 12, “Subsequent Events—TTP Series G” for additional details regarding the TTP Series G Units. The holders of the common units are entitled to share ratably with holders of the TTP and HPP Series Preferred, on an as-if-converted-to-common-units basis, in the remaining assets of the Company legally available for distribution after the payment of the full liquidation preference for all other Preferred Series shares.

Distributions Prior to Termination of the Company and Voting Rights

The holders of the common units are entitled to receive distributions of cash or other property prior to termination of the Company when and if declared by the Board of Directors. Such distributions would be made to members of the Company on a pro-rata basis.

The holders of the common units have the right to one vote per unit.

Warrants on Common Units

TTP’s outstanding warrants and related exercise prices for the six months ended June 30, 2015 are as follows:

	Warrants	Weighted- Average Exercise Price Per Unit
Outstanding balance at January 1, 2015	991,337	$2.94
Cancelled	(13,875)	2.64

Outstanding balance at June 30, 2015	977,462	$2.95

The following table summarizes information related to the outstanding TTP warrants as of June 30, 2015:

Exercise Price	Expiration Date	Warrants Outstanding	Warrants Exercisable
$2.64	1/1/2016	25,000	25,000
$2.64	11/22/2016	90,000	90,000
$2.64	12/31/2016	24,962	24,962
$3.00	8/27/2017	30,000	30,000
$3.00	12/17/2017	800,000	800,000
$3.00	1/1/2018	7,500	7,500

		977,462	977,462

HPP’s outstanding warrants and related exercise prices for the six months ending June 30, 2015 are as follows:

	Warrants	Weighted- Average Exercise Price Per Unit
Outstanding balance at January 1, 2015	917,587	$0.02
Cancelled	(13,875)	0.02

Outstanding balance at June 30, 2015	903,712	$0.02

The following table summarizes information about the outstanding HPP warrants as of June 30, 2015:

Exercise Price	Expiration Date	Warrants Outstanding	Warrants Exercisable
$0.02	1/1/2016	25,000	25,000
$0.02	11/22/2016	26,250	26,250
$0.02	12/31/2016	24,962	24,962
$0.02	12/17/2017	800,000	800,000
$0.02	4/11/2018	15,000	15,000
$0.02	5/15/2019	12,500	12,500

		903,712	903,712

8.	Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2015:

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
TTP Redeemable preferred securities(a)	$478,464	$—	$—	$478,464
HPP Redeemable preferred securities(a)	—	—	—	—
Debt(b)	48,775	—	48,775	—
Consideration payable(c)	4,897	—	—	4,897
Note payable(d)	6,709	—	—	6,709
Contingent distribution(a)	27,054	—	—	27,054

Total	$565,899	$—	$48,775	$517,124

(a)	The equity fair value was allocated using the option pricing method (“OPM”). The value of equity was determined using a discounted cash flow (“DCF”) method and adjusted for any applicable separate components of the value such as net operating loss carryforwards, excess or deficit working capital, and fair value of debt instrument.
(b)	Debt was valued using a yield method, (an income valuation method) for debt securities and a probability-weighted framework based on the expected cash flows to the debt securities under various exit scenarios discounted by the risk-adjusted discount rates.
(c)	The net present value (“NPV”) of the consideration payable was valued using the DCF method.
(d)	The note payable was valued using a lattice model.

	Changes in Level 3 Instruments for the six months ended June 30, 2015
2015	Balance at January 1	Net change in fair value included in earnings	Net change in fair value(1)	Purchases/ Issuance	Sales/ Repurchases	Balance at June 30
TTP Redeemable preferred units	$412,085	$—	$66,379	$—	$—	$478,464
HPP Redeemable preferred units	—	—	—	—	—	—
Consideration payable	4,897	—	—	—	—	4,897
Note payable	6,594	115	—	—	—	6,709
Contingent distribution	26,359	—	695	—	—	27,054

Total	$449,935	$115	$67,074	$—	$—	$517,124

(1)	The above represents the change in the fair value of the Company’s redeemable preferred units. See the Combined Consolidated Statements of Changes in Redeemable Convertible Units and Members’ Deficit and Note 7 for additional changes in the carrying value of the Company’s redeemable preferred units.

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the six months ended June 30, 2015.

Significant inputs utilized in the valuation of the Company’s redeemable convertible preferred units and contingent distribution as of June 30, 2015 were as follows:

Sale Scenario:
Annual volatility	65.3%
Annual risk-free rate	0.2%
Cash flow distribution scenario:
Annual volatility	78.00%
Annual risk-free rate	2.2%

In addition to the significant inputs above, the fair values of the redeemable convertible preferred units and the contingent distribution as of June 30, 2015 were derived utilizing forecasts through 2030 as an input to a discounted cash flow model. These forecasts represent the future expected revenues and costs associated with the drug programs currently under development, adjusted for certain probabilities of successful passage through various developmental hurdles, including successful completion of pre-clinical trials and all three phases of clinical trials, as well as FDA approval of a new drug application.

Changes in the unobservable inputs noted above would impact members’ equity and net income. For the Company’s redeemable convertible preferred units, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the members’ equity and an increase (decrease) in the annual risk free rate would increase (decrease) the members’ equity. For the Company’s contingent distribution, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) net income and an increase (decrease) in the annual risk free rate would increase (decrease) net income.

9.	Related-Party Transactions

PharmaCore, Inc.

Certain unit holders of the Company also control PharmaCore, Inc. (“PharmaCore”). The Company purchases chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the six months ended June 30, 2015 and June 30, 2014 were $0.9 million and $0.8 million, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. The Note Agreement has a nine-year term, a fixed interest rate of 8.25% per annum, with maturity of June 1, 2017. No payments were required through December 31, 2014 with accrued interest capitalized into the principal balance. Thereafter, interest is to be paid quarterly. As part of the agreement, the Company received a warrant, exercisable for up to ten years, to purchase 370,370 common units of PharmaCore at an exercise price of $0.54 per unit. During the six months ended June 30, 2015 and 2014, the Company recorded interest income of $0.4 million related to this financing. The total receivable balance due from PharmaCore financing, accrued interest and cash advance activities was $10.0 million and $9.6 million at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company recorded an allowance for uncollectible amounts related to the PharmaCore receivable of $9.2 million and $8.8 million, respectively. The changes in the allowance during the six months ended June 30, 2015 and June 30, 2014 are reflected in other income (expense) - related party on the combined consolidated statements of operations.

10.	Income Taxes

In November 2013, TTP Inc. underwent a reorganization by contributing all of its assets to TTP, in exchange for (a) assumption of all its liabilities and (b) all membership units of TTP. The membership units of TransTech Pharma, LLC, were then distributed to the shareholders of TTP Inc. to match in kind and number the shares previously held by them in TTP Inc. Following the reorganization, the Company, a limited liability company, was treated as a partnership for U.S. federal and state income tax purposes in most jurisdictions. Partnerships generally do not pay income tax, nor recognize income tax expense, but pass their taxable attributes to the partners who pay income tax at the individual partner level. Prior to the reorganization to an LLC, TTP Inc. had significant deferred tax assets largely comprised of net operating loss carryforwards and research and development credits. As a result of recurring and anticipated future operating losses, the Company recorded a full valuation allowance against the net deferred tax assets prior to the reorganization.

11.	Net Earnings (Loss) per Unit

Under the two-class method, for periods with net income, basic net income per common unit is computed by dividing the net income attributable to common unit holders by the weighted-average number of common units outstanding during the period. Net income attributable to common unit holders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common unit is computed under the two-class method by using the weighted-average number of common units outstanding plus, for periods with net income attributable to common unit holders, the potentially dilutive effects of unit options and warrants. In addition, the Company analyzes the potentially dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per unit in which it is assumed that the outstanding participating securities convert into common units at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per unit during the period. Due to the existence of net losses for TTP and HPP for the six months ended June 30, 2015 and June 30, 2014, basic and diluted loss per unit were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Undistributed net earnings (loss) for a given period is apportioned to participating securities based on the weighted-average common membership units outstanding during the applicable period as a percentage of the total weighted-average units outstanding during the same period.

The following table summarizes the computation of basic and diluted net loss (in thousands) and net loss per unit of TTP:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net TTP loss	$(8,233)	$(5,518)	$(15,903)	$(16,099)
Accretion of TTP redeemable convertible preferred units	(22,484)	(22,651)	(75,077)	(117,553)

Net loss attributable to TTP member units, basic and diluted	$(30,717)	$(28,169)	$(90,980)	$(133,652)
Net loss per TTP member unit, basic and diluted	$(7.33)	$(2.12)	$(21.72)	$(10.06)
Weighted-average TTP member units outstanding, basic and diluted	4,188,607	13,288,608	4,188,607	13,288,608

The following table summarizes the computation of basic and diluted net earnings (loss) (in thousands) and net earnings (loss) per unit of HPP:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net HPP (loss)	$(2,179)	$(1,886)	$(4,322)	$(6,417)
Accretion of HPP redeemable convertible preferred units	—	—	—	(3,726)

Net (loss) attributable to HPP member units, basic and diluted	$(2,179)	$(1,886)	$(4,322)	$(10,143)
Net (loss) per HPP member unit, basic and diluted	$(0.42)	$(0.10)	$(0.84)	$(0.52)
Weighted-average HPP member units outstanding, basic and diluted	5,148,485	19,609,698	5,148,485	19,609,698

As of June 30, 2015, June 30, 2014 and December 31, 2014, the following TTP securities, presented on a common-unit-equivalent basis, have been excluded from the calculation of weighted-average TTP common units outstanding because their effect is anti-dilutive:

	As of June 30,		As of
	2015	2014	December 31, 2014
TTP Redeemable convertible preferred units:
TTP Series A	8,571,337	8,571,337	8,571,337
TTP Series B	2,547,593	2,547,593	2,547,593
TTP Series C	27,032,037	27,032,037	27,032,037
TTP Series D	3,614,116	3,614,116	3,614,116

TTP Series E	32,789,595	32,789,595	32,789,595
TTP Series F	1,145,947,422	1,364,765,996	1,145,947,422
TTP Warrants to purchase common units	977,462	3,851,658	991,337

Total TTP common units reserved for future issuance	1,221,479,563	1,443,172,332	1,221,493,438

As of June 30, 2015 and 2014, the following HPP securities, presented on a common-unit-equivalent basis, have been excluded from the calculation of weighted-average HPP common units outstanding because their effect is anti-dilutive:

	As of June 30,		As of
	2015	2014	December 31, 2014

HPP Redeemable convertible preferred units:
HPP Series A	49,766,563	49,766,563	49,766,563
HPP Series B	594,834,833	703,615,904	594,834,833
Warrants to purchase HPP common units	903,712	1,737,954	917,587
Options to purchase HPP common units	505,837	624,687	564,937

Total HPP common units reserved for future issuance	646,010,945	755,745,108	646,010,945

12.	Subsequent Events

Initial Public Offering (IPO)

On August 4, 2015, vTv Therapeutics Inc. consummated its IPO of 7,812,500 shares of its Class A Common Stock at a price of $15.00 per share. The IPO raised net proceeds of approximately $109.0 million after underwriting discounts and commissions but before expenses. vTv Therapeutics Inc. used the net proceeds of the IPO to acquire vTv Units of vTv Therapeutics LLC, an entity under common control with vTv Therapeutics Inc. which holds substantially all of the assets of the Company as a result of the Reorganization Transactions described below. vTv Therapeutics Inc. intends to use the net proceeds of the IPO to fund clinical development, studies, and trials for its various products and other drug candidates, for working capital and other general corporate purposes.

Reorganization Transactions

Prior to the IPO and the Reorganization Transactions described below, TransTech Pharma, LLC and High Point Pharmaceuticals, LLC were renamed vTvx Holdings I and vTvx Holdings II, respectively. In the Reorganization Transactions:

(1)	vTvx Holdings I and vTvx Holdings II contributed substantially all of their assets, including all of their personnel and operations (the ‘‘Contributed Assets’’), to a newly formed holding company, vTv Therapeutics Holdings LLC (‘‘vTv Therapeutics Holdings’’), in return for interests of vTv Therapeutics Holdings. Assets that were not contributed included restricted cash, certain receivables unrelated to the combined operations and land included in property and equipment, net, and liabilities that were not assumed included debt, a contingent distribution payable and other related party liabilities. All assets and liabilities that were not contributed or assumed remained with vTvx Holdings I and vTvx Holdings II;

(2)	vTv Therapeutics Holdings contributed the Contributed Assets to vTv Therapeutics LLC, a newly formed Delaware limited liability company and vTv Therapeutics Holdings directed that the assets be transferred directly to vTv Therapeutics LLC on behalf of vTv Therapeutics Holdings;

(3)	vTv Therapeutics Inc. (the successor reporting entity to the Company, the “Successor”) amended and restated its certificate of incorporation and bylaws to provide that it now has two classes of common stock:

(a)	Class A Common Stock, which represents economic interests and has one vote per share, and

(b)	Class B common stock, par value $0.01 per share, (“Class B Common Stock”) which represents no economic interests and has one vote per share;

(4)	vTv Therapeutics LLC amended and restated its limited liability company agreement to provide that it has two classes of membership units:

(a)	One managing member unit, which represents no economic interests and has 100% of the voting power of vTv Therapeutics LLC; and

(b)	Non-voting vTv Units, which represent economic interests.

(5)	vTv Therapeutics LLC issued the managing member unit to vTv Therapeutics Inc.;

(6)	vTv Therapeutics LLC issued 25,000,000 vTv Units to vTv Therapeutics Holdings; and

(7)	vTv Therapeutics Inc. issued 25,000,000 shares of Class B Common Stock, which represents no economic interests in the Successor but has the right to cast one vote per share, to vTv Therapeutics Holdings which correspond to each vTv Unit held by vTv Therapeutics Holdings.

Below is a summary of the principal documents entered into in connection with the Reorganization Transactions:

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at our option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the ‘‘Board of Directors’’).

Tax Receivable Agreement

The Tax Receivable Agreement among the Successor, vTv Therapeutics Holdings and M&F provides for the payment by the Successor to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Successor actually realizes (or, in some circumstances, the Successor is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Successor’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Successor as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.

Investor Rights Agreement

The Successor entered into an investor rights agreement with vTv Therapeutics Holdings. Under the investor rights agreement, vTv Therapeutics Holdings is initially entitled to nominate a majority of the members of the Company’s Board of Directors and designate the members of the committees of the Board of Directors.

Sale of Land

On August 18, 2015, the Company sold a portion of its assets held for sale, with a carrying value of $1.3 million, and repaid debt related to the financing of these assets of $1.3 million, resulting in no gain or loss on the sale.

TTP Series G

On July 29, 2015, the Company and M&F agreed to exchange all $27.0 million of principal and interest due to M&F under the Uncommitted Advance Agreement for 27,009.5 Series G non-convertible preferred units of vTvx Holdings I (the “TTP Series G Units”) and the operating agreement of vTvx Holdings I was amended and restated to effect the foregoing. TTP Series G Units are non-redeemable and have a liquidation preference that is senior to the TTP Series Preferred. In the event of any liquidation, dissolution or winding up of TTP, the holders of the TTP Series G Units are entitled to receive, prior to the distribution to the other holders, a liquidation amount equal to the TTP Series G Liquidation Value paid per unit ($1,000).

Transactions with Former Officer and Related Entities

On August 28, 2015, the Company and vTv Therapeutics Holdings entered into a release agreement (the “Release Agreement”) with the Former Officer and Related Entities to settle certain obligations, including the obligation to pay the Contingent Distributions, under the Former Officer Agreement. Under the Release Agreement, the Company agreed to cause vTv Therapeutics Holdings to transfer 1,346,186 shares of Class B Common Stock and the same number of corresponding vTv Units to the Former Officer and Related Entities. Under the Release Agreement and the Former Officer Agreement, the 2007 Note owed by the Former Officer to the Company was also deemed discharged and canceled and the perpetual securities of vTvx Holdings I and vTvx Holdings II having principal amounts of $6,049,963 and $543,870, respectively, held by the Former Officer, were repurchased by vTvx Holdings I and vTvx Holdings II in exchange therefor. On the same date, under the Exchange Agreement, the Former Officer and Related Entities exchanged those shares of Class B Common Stock and vTv Units for 1,346,186 shares of Class A Common Stock.

ITEM 1A. UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED FINANCIAL INFORMATION

Basis of Presentation

vTv Therapeutics Inc. was formed in April 2015 and does not have historical financial data. Presented below are the historical combined consolidated financial data of our Predecessors, vTvx Holdings I (formerly TransTech Pharma, LLC) and vTvx Holdings II (formerly High Point Pharmaceuticals, LLC). The unaudited pro forma condensed combined consolidated statement of operations data for the six months ended June 30, 2015 gives pro forma effect to the Reorganization Transactions, the IPO and the application of the net proceeds from the IPO to purchase vTv Units as if they had been completed as of January 1, 2015. The unaudited pro forma condensed combined consolidated balance sheet data as of June 30, 2015 gives pro forma effect to the Reorganization Transactions, the IPO and the application of the net proceeds from the IPO to purchase vTv Units as if they had been completed as of the balance sheet date. The unaudited pro forma condensed combined consolidated financial data is presented for information purposes only and should not be considered indicative of actual results of operations that would have been achieved had the Reorganization Transactions and the IPO been consummated on the date indicated, and do not purport to be indicative of statements of financial position or results of operations as of any future date or for any future period. The pro forma condensed combined consolidated financial statements reflect pro forma adjustments that are described in the accompanying notes and are based on available information and certain assumptions we believe are reasonable, but are subject to change. We have made, in our opinion, all adjustments that are necessary to present fairly the pro forma financial data.

The pro forma adjustments principally give effect to the following items:

•	The Reorganization Transactions described in the section entitled “Reorganization Transactions” in Note 12 to the historical financial statements included in this filing; and

•	The IPO and the use of the net proceeds to purchase vTv Units and its payment of estimated offering expenses from the gross proceeds, including the reimbursement of certain costs and expenses borne by entities affiliated with MacAndrews.

Consolidation

We have determined that vTv Therapeutics LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv Therapeutics LLC because (through its managing member interest in vTv Therapeutics LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv Therapeutics LLC) it has the power to direct all of the activities of vTv Therapeutics LLC, which include those that most significantly impact vTv Therapeutics LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv Therapeutics LLC’s results under the VIE accounting model in its pro forma financial statements and will continue to consolidate these results using the VIE model subsequent to the Reorganization Transactions and the completion of the IPO. vTv Therapeutics Holdings LLC owns a non-voting interest in vTv Therapeutics LLC, representing a 76.2% economic interest in vTv Therapeutics LLC, effectively restricting vTv Therapeutics Inc.’s interest to 23.8% of vTv Therapeutics LLC’s economic results (assuming no exercise of the underwriters’ over-allotment option), subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B common stock) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement. Other than its purchase of vTv Units with the net proceeds of the IPO, as of the closing date of the IPO, vTv Therapeutics Inc. will not have provided any financial or other support to vTv Therapeutics LLC. In the future, vTv Therapeutics Inc. will not be required to provide financial or other support for vTv Therapeutics LLC, although it will control its business and other activities through its managing member interest in vTv Therapeutics LLC, and its management will be the management of vTv Therapeutics LLC. Because vTv Therapeutics Inc. is not a guarantor or obligor with respect to any of the liabilities of vTv Therapeutics LLC, absent any such guarantee or other arrangement, the creditors of vTv Therapeutics LLC will not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv Therapeutics LLC, any financial difficulties at vTv Therapeutics LLC could result in vTv Therapeutics Inc. recognizing a loss.

Additional Information

You should read the Unaudited Pro Forma Condensed Combined Consolidated Financial Information and accompanying notes in conjunction with the condensed combined consolidated historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q.

vTv Therapeutics Inc.

Unaudited Pro Forma Condensed Combined Balance Sheet

As of June 30, 2015

(dollars in thousands, except per unit and per share data)

	Predecessors’ Combined Actual	Reorganization Adjustments (a)	Reorganization Pro Forma	Offering Adjustments (b)	vTv Therapeutics Inc. Pro Forma
Assets
Current assets:
Cash and cash equivalents	$2,397	$—	$2,397	$104,189	$106,586
Restricted cash and cash equivalents	130	(130)	—	—	—
Accounts receivable, net	—	—	—	—	—
Prepaid expenses and other current assets	160	—	160	—	160

Total current assets	2,687	(130)	2,557	104,189	106,746
Note receivable	6,709	(6,709)	—	—	—
Property and equipment, net	3,516	(2,742)	774	—	774
Receivable due from a related party, net	800	(800)	—	—	—
Employee loans receivable – related party	57	—	57	—	57
Deferred offering costs	3,478	—	3,478	(3,478)	—
Other long-term assets	1,719	—	1,719	—	1,719

Total assets	$18,966	$(10,381)	$8,585	$100,711	$109,296

Liabilities, redeemable convertible units, and members’ / stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$7,913	$(415)	$7,498	$(3,478)	$4,020
Accounts payable and accrued expenses – related party	3,611	(3,225)	386	—	386

	Predecessors’ Combined Actual	Reorganization Adjustments (a)	Reorganization Pro Forma	Offering Adjustments (b)	vTv Therapeutics Inc. Pro Forma
Deferred revenue	440	—	440	—	440
Short-term debt	2,189	(2,189)	—	—	—
Short-term debt – related party, net	46,586	(46,586)	—	—	—
Other liabilities	2,246	(2,200)	46	—	46

Total current liabilities	62,985	(54,615)	8,370	(3,478)	4,892
Debt, net of current portion	—	—	—	—	—
Fair value of contingent distribution	27,054	(27,054)	—	—	—
Note payable	6,709	(6,709)	—	—	—
Other liabilities, net of current portion	3,163	(3,099)	64	—	64

Total liabilities	99,911	(91,477)	8,434	(3,478)	4,956
Redeemable convertible preferred units	513,163	(513,163)	—	—	—
Redeemable non-controlling interest	—	151	151	374,849	375,000
Equity:
Members’ (deficit) equity:
vTvx Holdings I:
Members’ (deficit) equity	(545,295)	545,295	—	—	—
Common member units, no par value; 1,512,722,844 units authorized, 4,188,607 issued and outstanding as of June 30, 2015	—	—	—	—	—

Total vTvx Holdings I (deficit) equity	(545,295)	545,295	—	—	—
vTvx Holdings II:
Members’ (deficit) equity	(48,813)	48,813	—	—	—

	Predecessors’ Combined Actual	Reorganization Adjustments (a)	Reorganization Pro Forma	Offering Adjustments (b)	vTv Therapeutics Inc. Pro Forma
Common member units, no par value; 805,219,377 units authorized and 5,148,485 issued and outstanding as of June 30, 2015	—	—	—	—	—

Total vTvx Holdings II (deficit) equity	(48,813)	48,813	—	—	—
vTv Therapeutics Inc.:
Common stock, par value of $0.01; no shares authorized, issued and outstanding as of June 30, 2015	—	—	—	—	—
Class A - Common stock, $0.01 par value; no shares authorized, issued and outstanding as of June 30, 2015 (actual and as adjusted before offering), 100,000,000 shares authorized, 7,812,500 shares outstanding (pro forma)	—	—	—	78	78
Class B - Common stock, $0.01 par value; no shares authorized, issued and outstanding as of June 30, 2015 (actual), 100,000,000 shares authorized and 25,000,000 shares outstanding (as adjusted before offering and pro forma)	—	250	250	—	250

	Predecessors’ Combined Actual	Reorganization Adjustments (a)	Reorganization Pro Forma	Offering Adjustments (b)	vTv Therapeutics Inc. Pro Forma
Additional paid in capital	—	(250)	(250)	250	—
Retained (deficit) earnings	—	—	—	(270,988)	(270,988)

Total (deficit) equity	(594,108)	594,108	—	(270,660)	(270,660)

Total liabilities, redeemable convertible units, and members’ / stockholders’ (deficit) equity	$18,966	$(10,381)	$8,585	$100,711	$109,296

See accompanying Notes to the Unaudited Pro Forma

Condensed Combined Balance Sheet.

Notes to the Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of June 30, 2015:

(a)	Reflects the Reorganization Transactions for the newly formed vTv Therapeutics Inc. including the following:

•	removal of restricted cash, certain receivables, and land included in property and equipment, net that are not assets of vTv Therapeutics Inc. subsequent to the Reorganization Transactions;

•	removal of debt, Contingent Distribution payable and other liabilities that are not obligations of vTv Therapeutics Inc. subsequent to the Reorganization Transactions;

•	removal of preferred units that do not exist at vTv Therapeutics Inc. but continue to exist at vTvx Holdings I and vTvx Holdings II; and

•	the issuance of 25,000,000 vTv Units to vTv Therapeutics Holdings LLC and the issuance of the corresponding 25,000,000 shares of Class B Common Stock.

(b)

Reflects the adjustments as a result of the IPO, after deducting the underwriting discount and estimated offering expenses payable by us, including the issuance of 7,812,500 shares of Class A Common Stock in the IPO, the reimbursement of certain costs and expenses borne by entities affiliated with MacAndrews, and the receipt by us of the net proceeds of such sale. The gross proceeds of $117.2 million (equal to $15 per share multiplied by 7,812,500 shares) reduced by underwriting discounts and commissions of $8.2 million and less offering expenses (including amounts previously deferred) of $4.8 million results in the net cash proceeds of $104.2 million. Also reflects the classification of vTv Units held by the noncontrolling interest holders (“NCI LLC Units”) as temporary equity. Pursuant to the Exchange Agreement, the NCI LLC Units are (1) exchangeable for the Company’s Class A Common Stock on a one-for-one basis or (2) at the discretion of the Board Of Directors, exchangeable for cash, based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement.

The Company deferred certain costs associated with this offering, including certain legal, accounting and other related expenses, which have been recorded in the condensed combined consolidated balance sheet. These deferred costs will be charged against the proceeds from the IPO with a corresponding reduction to additional paid-in-capital.

(c)	The redeemable convertible preferred units (none of which exist at vTv Therapeutics Inc. after the completion of the Reorganization Transactions) include (dollars in thousands):

vTvx Holdings I

•	Series A redeemable convertible preferred units, no par value; 8,571,337 units authorized, issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $2,545 at June 30, 2015);

•	Series B redeemable convertible preferred units, no par value, 2,547,593 units authorized, issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $3,500 at June 30, 2015);

•	Series C redeemable convertible preferred units, no par value, 2,343,922 units authorized and 2,243,922 issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $5,514 at June 30, 2015);

•	Series D redeemable convertible preferred units, no par value, 2,442,361 units authorized, issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $9,556 at June 30, 2015);

•	Series E redeemable convertible preferred units, no par value, 32,789,595 units authorized, issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $86,700 at June 30, 2015); and

•	Series F redeemable convertible preferred units, no par value, 1,367,157,023 units authorized and 1,145,947,422 issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $114,595 at June 30, 2015).

vTvx Holdings II

•	Series A redeemable convertible preferred units, no par value; 49,766,563 units authorized, issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $1,194 at June 30, 2015); and

•	Series B redeemable convertible preferred units, no par value, 704,118,921 authorized 594,834,833 units issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $14,276 at June 30, 2015).

vTv Therapeutics Inc.

Unaudited Pro Forma Condensed Combined Statement of Operations

Six Months Ended June 30, 2015

(dollars in thousands except per share data)

	Predecessors’ Combined Actual	Reorganization Adjustments (a)	Reorganization Pro Forma	Offering Adjustments (b)	vTv Therapeutics Inc. Pro Forma
Revenue	$160	$—	$160	$—	$160
Operating expenses:
Research and development	12,531	—	12,531	—	12,531
Research and development – related party	947	—	947	—	947
General and administrative	4,292	—	4,292	—	4,292

Total operating expenses	17,770	—	17,770	—	17,770

Operating loss	(17,610)	—	(9,721)	—	(17,610)
Other (expense) , net	(850)	810	(40)	—	(40)
Other (expense) – related party	(336)	336	—	—	—
Interest (expense)	(90)	90	—	—	—
Interest (expense), net – related party	(1,339)	1,339	—	—	—

Combined consolidated net loss	$(20,225)	$2,575	$(17,650)	$—	$(17,650)
Net loss attributable to non-controlling interests	—	(17,650)	(17,650)	(4,202)	(13,448)

Net loss available to Predecessor / vTv Therapeutics Inc.	$(20,225)	$20,225	$—	$4,202	$(4,202)

Net loss attributable to vTv Therapeutics Inc. per share Class A common stock:
Basic and diluted, pro forma (unaudited)					$(0.54	) (c)
Weighted average shares of Class A common stock outstanding:
Basic and diluted, pro forma (unaudited)					7,812,500	(c)

See accompanying Notes to Unaudited Pro Forma

Condensed Combined Statement of Operations.

Notes to the Unaudited Pro Forma Condensed Combined Statement of Operations for the Six Months Ended June 30, 2015

(a)	Reflects the Reorganization Transactions for the newly formed vTv Therapeutics Inc., including removal of interest (expense), net and other income, net that will not be incurred after the Reorganization Transactions, as the debt, the receivable due from a related party and certain other liabilities that was not assumed by vTv Therapeutics Inc. and remained with the Predecessors subsequent to the Reorganization Transactions.
(b)	Reflects the adjustment as a result of the IPO, after deducting the underwriting discount and estimated offering expenses payable by us, including the issuance of 7,812,500 shares of Class A common stock in the IPO, the reimbursement of certain costs and expenses borne by entities affiliated with MacAndrews, and the receipt by us of the net proceeds of such sale. Upon completion of the IPO, the Company was the sole managing member of vTv Therapeutics LLC. As a result, the Company will consolidate the financial results of vTv Therapeutics LLC and will report a non-controlling interest related to the vTv Units held by vTv Therapeutics Holdings on the Company’s consolidated statements of operations. This adjustment allocates that portion of the net loss for the six months ended June 30, 2015 attributable to the non-controlling interest (76.2%).
(c)	Pro forma basic and diluted earnings per share were computed using 7,812,500 shares of Class A Common Stock, and 25,000,000 shares of Class B Common Stock were excluded from the calculation as their effect would be anti-dilutive due to the pro forma net loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, , potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of AD and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon, is an orally administered, small molecule antagonist targeting RAGE, and we have commenced patient enrollment in the STEADFAST Study under an FDA-agreed SPA. Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective GKA, for which we are currently enrolling patients in the AGATA Study, and TTP273, an orally administered, non-peptide agonist that targets the GLP-1r, which we anticipate will enter a Phase 2 clinical trial in early 2016. We have three additional programs in various stages of clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through June 30, 2015, we have funded our operations primarily through:

•	a series of private placements of preferred equity from 1999 through 2006 totaling $109.3 million;

•	the receipt of $23.4 million from completed research collaborations with Novo Nordisk, A/S Merck and Boehringher Ingelheim from 2001 to 2006;

•	the receipt of $169.2 million of upfront, milestone and research fees during 2006 to 2010 under a license and research agreement with Pfizer, Inc., which was terminated in 2011;

•	the receipt of $55.7 million of upfront, milestone and research expense reimbursements from 2010 to 2013 under a license agreement for our GKA programs with an affiliate of Forest Laboratories, Inc., which was terminated in 2013;

•	various borrowings totaling $114.7 million from November 2011 through March 2014 from entities affiliated with MacAndrews, which were converted to Series F and Series B preferred units of our Predecessors; and

•	borrowings of $46.6 million from April 2014 through June 2015 from entities affiliated with MacAndrews.

vTv Therapeutics Inc. was formed in April 2015 and does not have historical financial data prior to the completion of its initial public offering (the “IPO”) on August 4, 2015, and related reorganization transactions (the “Reorganization Transactions”) in connection with the IPO. For more information regarding the IPO and the Reorganization Transactions, see Note 12, “Subsequent Events,” to our financial statements contained in this quarterly report on Form 10-Q. Accordingly, the historical financial data for the three and six months ended June 30, 2015 and 2014 discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of our Predecessors, vTvx Holdings I and vTvx Holdings II. After the completion of the Reorganization Transactions, substantially all of the assets of our Predecessors are held by vTv Therapeutics LLC, which is a subsidiary of vTv Therapeutics Inc.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidate, azeliragon, for the treatment of AD;

•	seek to obtain regulatory approvals for azeliragon;

•	prepare for the potential commercialization of azeliragon;

•	begin outsourcing of the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs, including our Type 2 diabetes programs TTP399 and TTP273;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management systems and personnel, including personnel to support our obligations as a public company.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds of the IPO prior to the commercialization of azeliragon or any of our other drug candidates. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

Subsequent to the IPO and the Reorganization Transactions, vTv Therapeutics Inc. will consolidate vTv Therapeutics LLC using the variable-interest entity, or “VIE,” accounting model because we have determined that vTv Therapeutics LLC is a VIE, and vTv Therapeutics Inc. is the primary beneficiary. See “Unaudited Pro Forma Condensed Combined Consolidated Financial Information—Consolidation” for more information.

Financial Overview

Revenue

To date, we have not generated any revenue from drug sales. All of our revenue to date has been primarily derived from up-front proceeds and research fees under collaboration and license agreements and government grants.

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position will be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries, benefits and related overhead expenses for personnel in research and development functions;

•	fees paid to consultants and CROs, including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials (including continued testing such as process validation and stability of drug product);

•	depreciation of leasehold improvements, laboratory equipment and computers; and

•	costs related to compliance with regulatory requirements.

From the inception of our earlier-formed Predecessor, vTvx Holdings I, through June 30, 2015, we have incurred approximately $440.4 million in research and development expenses. In the years ended December 31, 2014 and 2013 we incurred approximately $18.7 million and $25.4 million, respectively, on research and development expenses. During the six months ended June 30, 2015 and 2014 we incurred research and development expenses of approximately $13.5 million and $8.9 million, respectively. We plan to increase our research and development expenses for the foreseeable future as we continue the development of azeliragon and to further advance the development of our other drug candidates, subject to the availability of additional funding. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•	the potential benefits of our candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop the future;

•	future clinical trial results;

•	the timing and receipt of any regulatory approvals; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that drug candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and related costs for employees in executive, finance, corporate development and human resources and administrative support functions. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, cost of various consultants, occupancy costs and information systems.

We expect that our general and administrative expenses will increase as we operate as a public company and commercialize our drug candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur additional costs related to providing an investor relations function, implementing a system of internal control over financial reporting and a system of disclosure controls and procedures that are compliant with applicable requirements and with corporate governance requirements and other rules of the stock exchange on which we are listed and other similar requirements applicable to public companies.

Other Income (Expense), Net

Other income (expense), net primarily consists of net interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. We expect our interest income to increase following the completion of the IPO as we invest the net proceeds from the IPO pending their use in our operations. Interest expense consists primarily of interest accrued or paid on amounts outstanding under our loans from affiliates of MacAndrews and a real estate loan with a financial institution. Other significant components of other income (expense), net are bad debt expense and losses on the carrying value of land.

Results of Operations

Comparison of the three months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30, 2015
Statement of operations data:	2015	2014	Change
Revenue	$110	$201	$(91)

Operating expenses:
Research and development	5,702	4,535	1,167
General and administrative	2,297	2,858	(561)

Total operating expenses	7,999	7,393	606

Operating loss	(7,889)	(7,192)	(697)
Other (expense), net	(2,523)	(212)	(2,311)

Combined consolidated net loss	$(10,412)	$(7,404)	$(3,008)

Revenues

Revenues were $110 and $201 for the three months ended June 30, 2015 and 2014, respectively. The revenue earned during the three months ended June 30, 2015, was attributable to the global license agreement that the Company entered into with a third party customer in March 2015. The revenue earned during the three months ended June 30, 2014 primarily related to clinical trial services provided by HPCTC to outside third party customers. HPCTC was transferred to a former officer and director on December 30, 2014.

Research and Development Expenses

Research and development expenses were $5.7 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses during the period of $1.2 million, or 25.7%, was primarily due to:

•	An increase in clinical trial costs of $1.8 million due to the initiation of the Phase 3 study for TTP 488 in 2015;

•	An increase in compound manufacturing costs of $0.6 million to make drug supplies for upcoming trials including the STEADFAST Study and type 2 diabetes drug candidate trials; and

•	A decrease in compensation and facility costs of $1.4 million due to a reduction in the number of chemists and biologists focused on early stage discovery as well as personnel and facility costs associated with HPCTC, which was transferred to a former officer and director on December 30, 2014.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $2.9 million during the three months ended June 30, 2015 and 2014, respectively. The decrease in general and administrative expenses during this period of $0.6 million, or 19.6%, was due to a decrease in legal and professional fees incurred during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily related to the departure of a former officer and director.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of other expense related to the change in the fair value of contingent distribution liability. During the three months ended June 30, 2015, other expense, net was $1.7 million and $0.2 million, respectively, representing an increase of $1.5 million primarily due to a $1.4 million increase in the fair value of contingent distribution liability.

Comparison of the six months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30, 2015
Statement of operations data:	2015	2014	Change
Revenue	$160	$215	$(55)

Operating expenses:
Research and development	13,478	8,939	4,539
General and administrative	4,292	7,985	(3,693)

Total operating expenses	17,770	16,924	846

Operating loss	(17,610)	(16,709)	(901)
Other (expense), net	(2,615)	(5,807)	3,192

Combined consolidated net loss	$(20,225)	$(22,516)	$2,291

Revenues

Revenues were $160 and $215 for the six months ended June 30, 2015 and 2014. The revenue earned during the six months ended June 30, 2015, was attributable to the global license agreement that the Company entered into with a third party customer in March 2015. The revenue earned during the six months ended June 30, 2014 primarily related to clinical trial services provided by HPCTC to outside third party customers. HPCTC was transferred to a former officer and director on December 30, 2014.

Research and Development Expenses

Research and development expenses were $13.5 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses during the period of $4.6 million, or 50.8%, was primarily due to:

•	An increase in clinical trial costs of $5.9 million due to the initiation of the Phase 3 study for TTP 488 in 2015;

•	An increase in compound manufacturing costs of $1.8 million to make drug supplies for upcoming trials including the STEADFAST Study and type 2 diabetes drug candidate trials; and

•	A decrease in compensation and facility costs of $3.2 million due to a reduction in the number of chemists and biologists focused on early stage discovery as well as personnel and facility costs associated with HPCTC, which was transferred to a former officer and director on December 30, 2014.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $8.0 million during the six months ended June 30, 2015 and 2014, respectively. The decrease in general and administrative expenses during this period of $3.7 million, or 46.2%, was due to a decrease in severance-related compensation of $3.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily related to the departure of a former officer and director.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of net interest expense. During the six months ended June 30, 2015 and 2014, our interest expense, net was $1.4 million and $5.5 million, respectively, representing a decrease of $4.1 million. During the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, the net interest expense decreased primarily due to a $4.8 million decrease in the amount of amortization of debt discount recognized during the six months ended June 30, 2015. In addition, we recognized as other income $0.7 million as a result of the decrease in fair value of the contingent distribution liability during the six months ended June 30, 2015.

Liquidity and Capital Resources

We believe that, with the proceeds from our IPO on August 4, 2015, we will continue to meet our liquidity requirements over at least the next 12 months from that date. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Six Months Ended June 30
	2015	2014
(dollars in thousands)
Net cash used in operating activities	$(18,154)	$(18,242)
Net cash (used in) provided by investing activities	(33)	(26)
Net cash provided by financing activities	19,200	18,828

Net increase in cash and cash equivalents	$1,013	$560

Operating Activities

For the six months ended June 30, 2015, our net cash used in operating of activities of $(18.2) million consisted of a net loss of $(20.2) million, offset by $1.2 million in adjustments for non-cash items and changes in assets of liabilities of $0.8 million. Adjustments for non-cash items primarily consisted of change in fair value of a contingent distribution of $(0.7) million offset by $0.1 million of depreciation expense and $0.2 million bad debt expense.

For the six months ended June 30, 2014, our net cash used in operating of activities of $(18.2) million consisted of a net loss of $(22.5) million and changes in assets and liabilities of $(1.3) million offset by $5.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of amortization of debt discount of $4.8 million.

Investing Activities

For the six months ended June 30, 2015 and 2014 net cash used in investing activities was $33 and $26, respectively. Net cash used in investing activities in both periods was attributable to purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $19.2 million, which was primarily attributable to proceeds from debt issuances of $19.3 million, offset by $0.1 million of repayment of debt.

For the six months ended June 30, 2014, net cash provided by financing activities was $18.8 million, which was primarily attributable to proceeds from debt issuance of $18.9 million, offset by $0.1 million of repayment of debt.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate significant revenue from drug sales unless and until we obtain regulatory approval of and commercialize azeliragon or any of our other drug candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our drug candidates. Following the closing of the IPO, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements through at least mid-2017. We intend to devote the net proceeds from the IPO to fund our Phase 3 clinical trial, the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon. The net proceeds of the IPO may not be sufficient for us to complete the STEADFAST Study, and we may need to raise additional capital to complete the development and commercialization of azeliragon. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of the STEADFAST Study, and the clinical development of azeliragon;

•	the willingness of the FDA to accept the STEADFAST Study, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of azeliragon;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;

•	the ability of our drug candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

•	the amount of any payments we are required to make to vTv Therapeutics Holdings in the future under the Tax Receivable Agreement.

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.

Disclosures About Contractual Obligations and Commitments

As of June 30, 2015, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commitments disclosure included in vTv Therapeutics Inc.’s Registration Statement on Form S-1 (the “Form S-1 Registration Statement”).

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies

Our critical accounting policies and estimates are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form S-1 Registration Statement and have not changed. For a discussion of the Company’s critical accounting policies and estimates, please refer to the Form S-1 Registration Statement.

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies”, to the Condensed Combined Consolidated Financial Statements in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

We do not have any material foreign currency exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting other than those described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Form S-1 Registration Statement. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Form S-1 Registration Statement, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. The Company maintains a corporate investor relations website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

It addition to the other information in this report, investors should carefully consider the risk factors set forth in our Form S-1 Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On August 4, 2015, we completed our IPO, which closed on August 4, 2015. Pursuant to the Registration Statement (File No. 333-204951) declared effective by the SEC on July 29, 2015, we registered 8,984,375 shares of Class A common stock (including 1,171,875 shares of Class A common stock representing an over-allotment option granted to the underwriters in the IPO). 7,812,500 shares of the Class A common stock were sold in the IPO at a price per share to the public of $15.00 for an aggregate offering price of $117.2 million. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering. In addition,

Canaccord Genuity Inc. and Janney Montgomery Scott LLC acted as co-managers for the offering. The total gross proceeds of the IPO were approximately $117.2 million. Of the proceeds, approximately $8.2 million was used to pay underwriting discounts and commissions. We incurred costs relating to the IPO in the amount estimated to be approximately $4.8 million, of which $1.3 million were initially paid or otherwise borne by entities affiliated with MacAndrews & Forbes Incorporated and reimbursed by us using a portion of the proceeds of the offering. Our net offering proceeds, after deducting underwriting discounts and commissions and expenses, were approximately $104.2 million, which was used to purchase 7,812,500 vTv Units. There has been no material change in the planned use of the IPO net proceeds from that described in the Form S-1 Registration Statement.

Issuance of Class B Common Stock

On July 29. 2015, in connection with the Reorganization Transactions, we issued an aggregate of 25,000,000 shares of our Class B Common Stock to vTv Therapeutics Holdings in consideration for the Contributed Assets. The shares of our Class B Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction. Pursuant to the Exchange Agreement, shares of our Class B Common Stock (along with a corresponding number of vTv Units) may be exchanged at any time for (i) shares of Class A Common Stock on a one-for-one basis (for a maximum number of 25,000,000 shares of Class A Common Stock) or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1†	New Exclusive License Agreement, dated May 14, 2015, by and between The Trustees of Columbia University in the City of New York and TransTech Pharma, LLC (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Confidential treatment received with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2015

VTV THERAPEUTICS INC
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	New Exclusive License Agreement, dated May 14, 2015, by and between The Trustees of Columbia University in the City of New York and TransTech Pharma, LLC (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Confidential treatment received with respect to portions of this exhibit.