Form 10-Q
period 2015-09-30
vTv Therapeutics Inc.
filed 2015-11-13
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of November 11, 2015
Class A common stock, par value $0.01 per share	9,156,686
Class B common stock, par value $0.01 per share	23,655,814

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

The financial statements and other disclosures contained in this report include those of vTv Therapeutics Inc. (“we”, the “Company” or the “Registrant”), which is the registrant, and those of vTv Therapeutics LLC (“vTv LLC”), which became the principal operating subsidiary of the Registrant in a series of reorganizational transactions that were completed (the “Reorganization Transactions”) in connection with our initial public offering (the “IPO”), which was completed on August 4, 2015. As the Reorganization Transactions are considered to be among entities under common control, the Condensed Consolidated Financial Statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine TransTech Pharma, LLC (“TTP”), which was renamed vTvx Holdings I LLC (“vTvx Holdings I”), and High Point Pharmaceuticals, LLC (“HPP”), which was renamed vTvx Holdings II LLC (“vTvx Holdings II”) (each of which was previously a separate entity), for presentation purposes. Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us” and “our” refer (1) prior to the IPO and Reorganization Transactions, to TTP and HPP and (2) after our IPO and Reorganization Transactions, to vTv Therapeutics Inc. and its consolidated subsidiaries. For more information regarding the transactions described above, see Note 1, “Description of Business and Basis of Presentation,” to our financial statements contained in this Quarterly Report on Form 10-Q.

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,010	$1,384
Restricted cash and cash equivalents	—	130
Prepaid expenses and other current assets	799	97

Total current assets	97,809	1,611
Note receivable	—	6,594
Property and equipment, net	669	3,778
Receivable due from a related party, net	—	800
Employee loans receivable - related party	48	58
Other long-term assets	1,669	110

Total assets	$100,195	$12,951

Liabilities Redeemable Convertible Preferred Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,240	$3,079
Accounts payable and accrued expenses - related party	516	1,752
Deferred revenue	320	—
Short-term debt	—	155
Other liabilities	—	1,878

Total current liabilities	6,076	6,864
Debt - related party	—	27,310
Debt, net of current portion	—	2,110
Fair value of contingent distribution	—	26,359
Note payable	—	6,594
Other liabilities, net of current portion	53	4,434

Total liabilities	6,129	73,671

Commitments and contingencies

Redeemable convertible preferred units	—	438,086
Redeemable noncontrolling interest	188,251	—

Stockholders’/members’ deficit:
Members’ deficit	—	(498,806)

Common stock, par value of $0.01; no shares authorized issued and outstanding as of September 30, 2015	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,156,686 outstanding as of September 30, 2015	92	—
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,655,814 outstanding as of September 30, 2015	237	—
Additional paid-in capital	117,131	—
Accumulated deficit	(211,645)	—

Total stockholders’ deficit attributable to vTv Therapeutics Inc./members’ deficit	(94,185)	(498,806)

Total liabilities, redeemable convertible preferred units, redeemable noncontrolling interest, stockholders’ and members’ deficit	$100,195	$12,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$133	$400	$293	$615
Operating expenses:
Research and development	6,574	4,037	19,106	12,209
Research and development - related party	585	291	1,532	1,058
General and administrative	2,415	1,592	6,707	9,577

Total operating expenses	9,574	5,920	27,345	22,844

Operating loss	(9,441)	(5,520)	(27,052)	(22,229)
Other loss, net	(1)	(25)	(851)	(11)
Other expense - related party	(56)	(122)	(392)	(466)
Interest income (expense)	4	(33)	(86)	(109)
Interest expense, net – related party	(328)	(170)	(1,667)	(5,562)
Investment loss – related party	—	—	—	(9)

Net loss before income taxes	(9,822)	(5,870)	(30,048)	(28,386)
Income tax provision	—	—	—	—

Net loss before noncontrolling interest	(9,822)	(5,870)	(30,048)	(28,386)
Less: net loss attributable to noncontrolling interest	(5,719)	—	(5,719)	—

Net loss attributable to vTv Therapeutics Inc.	$(4,103)	$(5,870)	$(24,329)	$(28,386)

Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.49)		$(3.05)

Weighted-average number of shares of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	8,305,368		7,976,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit - Unaudited

(in thousands, except per share data)

	Redeemable Convertible Preferred Units	Redeemable Noncontrolling Interest	Members’ Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ / Members’ Deficit
				Shares	Amount	Shares	Amount
Balances at December 31, 2014	$438,086	$—	$(498,806)	—	$—	—	$—	$—	$—	$(498,806)
Net loss prior to the Reorganization Transactions	—	—	(22,111)	—	—	—	—	—	—	(22,111)
Change in redemption value of TTP redeemable convertible preferred units	75,077	—	(75,077)	—	—	—	—	—	—	(75,077)
Effect of Reorganization Transactions	(513,163)	(2,996)	595,994	—	—	25,000,000	250	—	—	596,244
Issuance of Class A Common Stock in initial public offering, net of offering costs	—		—	7,812,500	79	—	—	104,366	—	104,445
Net loss subsequent to Reorganization Transactions	—	(5,719)	—	—	—	—	—	—	(2,218)	(2,218)
Share-based compensation recognized subsequent to Reorganization Transactions	—	—	—	—	—	—	—	304	—	304
Exchange of Class B Common Stock for Class A Common Stock	—	(12,461)	—	1,344,186	13	(1,344,186)	(13)	12,461	—	12,461
Change in redemption value of noncontrolling interest	—	209,427	—	—	—	—	—	—	(209,427)	(209,427)

Balances at September 30, 2015	$—	$188,251	$—	9,156,686	$92	23,655,814	$237	$117,131	$(211,645)	$(94,185)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss before noncontrolling interest	$(30,048)	$(28,386)

Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	361	681
Share-based compensation expense	304	—
Change in fair value of contingent distribution	695	—
Amortization of debt discount – related party	—	4,773
Non-cash interest expense-distribution payable	27	—
Amortization of deferred financing costs	—	145
Impairment loss on carrying value of land	48	—
Bad debt expense – related party	(2)	230
Change in fair value of marketable securities – related party	—	39
Changes in assets and liabilities:
Accounts receivable	—	(144)
Prepaid expenses and other assets	(705)	(68)
Employee loans receivable - related party	12	(32)
Receivable due from a related party	—	(230)
Note receivable	(20)	(173)
Other long-term assets	(1,594)	(12)
Accounts payable and accrued expenses	1,544	(2,183)
Accounts payable and accrued expenses – related party	2,094	1,484
Deferred revenue	320	—
Other liabilities	(1,012)	76

Net cash used in operating activities	(27,976)	(23,800)
Cash flows from investing activities:
Purchases of property and equipment	(42)	(35)

Net cash used in investing activities	(42)	(35)
Cash flows from financing activities:
Proceeds from issuance of vTv Therapeutics Inc. Class A Common Stock sold in initial public offering, net of offering costs	105,773	—
Payment of offering costs - related party	(1,329)	—
Proceeds from debt issuance – related party	19,289	23,901
Repayment of debt	(89)	(110)

Net cash provided by financing activities	123,644	23,791
Net increase in cash and cash equivalents	95,626	(44)

Cash and equivalents, beginning of period	1,384	1,089

Cash and equivalents, end of period	$97,010	$1,045

Non-cash activities:

Change in carrying value of net assets and liabilities not transferred to vTv Therapeutics, LLC as part of the Reorganization Transactions	$2,746	$—

Change in redemption value of noncontrolling interest	$209,427	$—

Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$12,461	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements – Unaudited

(dollar amounts are in thousands, unless otherwise noted)

Note 1:	Description of Business and Basis of Presentation

Description of Business

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”), was incorporated in the state of Delaware in April 2015. The Company was formed to discover and develop orally administered small molecule drug candidates to fill significant unmet medical needs.

Initial Public Offering

On August 4, 2015, vTv Therapeutics Inc. consummated its initial public offering (“IPO”) of 7,812,500 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $15.00 per share. The IPO raised net proceeds of approximately $109.0 million after underwriting discounts and commissions but before expenses. vTv Therapeutics Inc. used the net proceeds of the IPO to acquire nonvoting common units (“vTv Units”) of vTv Therapeutics LLC (“vTv LLC”), an entity created to hold substantially all of the assets and operations of vTvx Holdings I LLC (formerly known as TransTech Pharma, LLC, “TTP” or “vTvx Holdings I”) and vTvx Holdings II LLC (formerly known as High Point Pharmaceuticals, LLC “HPP” or “vTvx Holdings II”), which assets and operations were transferred to such entity in a series of pre-IPO reorganization transactions (the “Reorganization Transactions”). vTv LLC, is an entity under common control with vTv Therapeutics Inc. The Company intends to use the net proceeds from the IPO to fund clinical development, studies, and trials for its various products and other drug candidates, for working capital and other general corporate purposes.

Reorganization Transactions

During July 2015, TTP and HPP were renamed vTvx Holdings I LLC and vTvx Holdings II LLC, respectively. Concurrent with the IPO, the Company then entered into the following Reorganization Transactions, through which the operations of vTvx Holdings I and vTvx Holdings II were combined into vTv LLC:

(1)	vTvx Holdings I and vTvx Holdings II contributed substantially all of their assets, including all of their personnel and operations (the “Contributed Assets”), to a newly formed holding company, vTv Therapeutics Holdings LLC (“vTv Therapeutics Holdings”), in return for interests of vTv Therapeutics Holdings. Assets that were not contributed included restricted cash, certain receivables unrelated to the combined operations and land included in property and equipment, net. Liabilities that were not assumed included debt, a contingent distribution payable and other related party liabilities. All assets and liabilities that were not contributed or assumed remained with vTvx Holdings I and vTvx Holdings II and are not reflected in the Condensed Consolidated Balance Sheet as of September 30, 2015 or the Condensed Consolidated Statements of Operations subsequent to August 4, 2015;

(2)	vTv Therapeutics Holdings contributed the Contributed Assets to vTv LLC, a newly formed Delaware limited liability company, and, for administrative convenience, vTv Therapeutics Holdings directed that the assets be transferred directly to vTv LLC on behalf of vTv Therapeutics Holdings;

(3)	vTv Therapeutics Inc. amended and restated its certificate of incorporation and by-laws to provide for two classes of common stock:

(a)	Class A Common Stock, which represents economic interests and has one vote per share, and

(b)	Class B common stock, par value $0.01 per share, (“Class B Common Stock”), which represents no economic interests and has one vote per share;

(4)	vTv LLC amended and restated its limited liability company agreement (the “Amended and Restated LLC Agreement”) to provide that it has two classes of membership units:

(a)	One managing member unit, which represents no economic interests and has 100% of the voting power of vTv LLC; and

(b)	Non-voting vTv Units, which represent economic interests;

(5)	vTv LLC issued the managing member unit to vTv Therapeutics Inc.;

(6)	vTv LLC issued 25,000,000 vTv Units to vTv Therapeutics Holdings; and

(7)	vTv Therapeutics Inc. issued 25,000,000 shares of Class B Common Stock, which represents no economic interests in the Company but has the right to cast one vote per share, to vTv Therapeutics Holdings which correspond to each vTv Unit held by vTv Therapeutics Holdings.

Below is a summary of the principal documents entered into in connection with the Reorganization Transactions:

Exchange Agreement - Pursuant to the terms of the Exchange Agreement between the Company and vTv Therapeutics Holding (the “Exchange Agreement”), but subject to the Amended and Restated LLC Agreement of vTv LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the option of vTv Therapeutics Inc. (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). On October 5, 2015, vTv Therapeutics Holdings was dissolved, and various holders of Class B Common Stock became parties to the Exchange Agreement.

Tax Receivable Agreement - The Tax Receivable Agreement among the Company, vTv Therapeutics Holdings and M&F TTP Holdings LLC (“M&F”) (the “Tax Receivable Agreement”) provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.

Investor Rights Agreement - The Company entered into the Investor Rights Agreement with vTv Therapeutics Holdings (the “Investor Rights Agreement”). The Investor Rights Agreement provides vTv Therapeutics Holdings with certain demand, shelf and piggyback registration rights with respect to its shares of Class A Common Stock and also provides vTv Therapeutics Holdings with certain governance rights, depending on the size of its holdings of Class A Common Stock. Under the Investor Rights Agreement, vTv Therapeutics Holdings is initially entitled to nominate a majority of the members of the Board of Directors and designate the members of the committees of the Board of Directors. On October 5, 2015, vTv Therapeutics Holdings was dissolved, and M&F became the successor to vTv Therapeutics Holdings pursuant to the terms of the Investor Rights Agreement.

Principles of Consolidation

Subsequent to the IPO and the Reorganization Transactions, vTv Therapeutics Inc. is a holding company and its principal asset is a controlling equity interest in vTv LLC, the Company’s principal operating subsidiary, which is a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs.

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its consolidated financial statements. Various holders own non-voting interests in vTv LLC, representing a 72.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 27.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement. Other than its purchase of vTv Units with the net proceeds of the IPO, vTv Therapeutics Inc. has not provided any financial or other support to vTv LLC. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC, although it will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Because vTv Therapeutics Inc. is not a guarantor or obligor with respect to any of the liabilities of vTv LLC, absent any such guarantee or other arrangement, the creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

As the Reorganization Transactions are considered to be among entities under common control, the Condensed Consolidated Financial Statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the historical financial statements of TTP and HPP (which were previously separate entities) for presentation purposes. The historical combined financial statements of these entities include assets and liabilities not transferred to the Company as part of the Reorganization Transactions, as discussed above.

Note 2:	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2015, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Non-Controlling Interest, Stockholders’ and Members’ Deficit and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the final prospectus filed by the Company with the SEC on July 31, 2015 relating to the IPO. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The December 31, 2014 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

The Company does not have any components of other comprehensive income recorded within its Condensed Consolidated Financial Statements, and, therefore, does not separately present a statement of comprehensive income in its Condensed Consolidated Financial Statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of the Class B Common Stock, the useful lives of property and equipment, the fair value of the Company’s membership units, the fair value of redeemable preferred units, the fair value of derivative liabilities, and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions. The balances of these cash accounts frequently exceed insured limits.

The accounts receivable balance at September 30, 2015 was $0.

One customer represented 100% of the revenue earned during the three and nine months ended September 30, 2015. Two customers represented 100% of the revenue during the three and nine months ended September 30, 2014.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of December 31, 2014 reflect cash and cash equivalents that are pledged as collateral required by the terms of operating leases on facilities used by High Point Clinical Trials Center, LLC (“HPCTC”), a wholly-owned subsidiary (prior to December 31, 2014).

Collaboration Revenue and Accounts Receivable

All of the Company’s collaboration revenue and accounts receivable is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera will pay the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, Calithera will fund up to $1.1 million during the first 12 months of the License Agreement for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors. If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables.

Property and Equipment and other Long-lived Assets

The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. During 2014, the Company determined that certain of its land assets met the criteria for held-for-sale accounting treatment and, accordingly, adjusted the carrying value of such assets to the amount of the expected proceeds less costs of disposal, which was lower than the original carrying value. One of these properties was sold during the nine months ended September 30, 2015 and the other properties were not assumed by the Company as part of the Reorganization Transactions. As of December 31, 2014, the carrying value of assets held for sale was $2.8 million.

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

Income Taxes

In connection with the IPO, vTv Therapeutics Inc. was formed. From August 1, 2015, vTv Therapeutics Inc. has been subject to corporate level income taxes. Prior to July 30, 2015, TTP and HPP were taxed as partnerships, and all their income and deductions flowed through and were subject to tax at the partner level.

As a result of the Reorganization Transactions, vTv Therapeutics Inc. acquired vTv Units and is required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of its investment in vTv LLC.

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the United States and various state jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, include future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in the Company’s Condensed Consolidated Statement of Operations. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Segment and Geographic Information

Operating segments are defined as an enterprise’s components (business activities from which it earns revenue and incurs expenses) for which discrete financial information is (1) available; and (2) is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. The Company’s business operates in one reportable segment comprised of one operating segment.

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of the awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company is currently evaluating the guidance to determine the Company’s adoption method and the effect it will have on the Company’s Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” which significantly change the consolidation analysis required under GAAP and will require companies to reevaluate all previous consolidation conclusions. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this guidance and its impact on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-05 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 3:	Repurchase of Former Officer’s Interest

On March 28, 2014, TTP entered into a reaffirmation and pledge agreement (“Pledge Agreement”) with a former officer and director (“the Former Officer”) and certain entities related to the officer (collectively with the Former Officer, the “Former Officer and Related Entities”) of TTP. Pursuant to the Pledge Agreement, the Former Officer granted a security interest to TTP in 18,730,276 Series F convertible preferred units of TTP and 9,363,128 Series B convertible preferred units of HPP owned by the Former Officer (the “Pledged Units”) to secure the Former Officer’s obligations to TTP under a promissory note (the “2007 Note”) issued by the Former Officer to TransTech Pharma, Inc., as predecessor in interest to TTP (“TTP Inc.”). See further discussion of the 2007 Note in Note 4.

On December 30, 2014, the boards of directors of TTP and HPP authorized a repurchase of units from the Former Officer and Related Entities. The terms of the unit repurchase are stipulated in a Letter Agreement (the “Former Officer Agreement”) with the Former Officer and Related Entities. The Former Officer Agreement superseded all prior understandings with respect to any sales or other similar transactions relating to TTP and HPP, stipulating that these entities would repurchase all of the TTP and HPP’s issued and outstanding units owned by the Former Officer and Related Entities, including any warrants and options to purchase common units. These included 9,100,001 common units of TTP, 14,462,213 common units of HPP, 108,781,071 Series B convertible preferred units of HPP, 218,818,574 Series F convertible preferred units of TTP, 2,776,522 warrants for common units of TTP, 750,000 warrants for common units of HPP and 58,750 options for common units of HPP (collectively, the “Repurchased Units”). All units repurchased by TTP and HPP were legally retired and resumed the status of authorized and unissued common and preferred units.

In exchange for the Repurchased Units, under the Former Officer Agreement, TTP and HPP agreed to make periodic cash payments to the Former Officer and Related Entities totaling $7.5 million between December 30, 2014 and September 30, 2017. Payments consisted of $2.5 million paid at closing of the agreement on December 30, 2014 and $5.0 million to be paid in eight equal quarterly installments beginning December 31, 2015. This obligation was recorded in other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2014. TTP also transferred 100% of its ownership interests in HPCTC to the Former Officer and agreed to make future distributions to the Former Officer (the “Contingent Distributions”). The distributions payable amounts were to be made in the form of cash or certain securities upon the occurrence of certain operational or transactional events and milestones. The Contingent Distributions were reported at fair value on the Condensed Consolidated Balance Sheet and classified as Fair value of contingent distribution as of December 31, 2014. The maximum Contingent Distributions in aggregate equal $150 million. However, TTP and HPP’s obligation to pay the Contingent Distributions would expire upon the occurrence of any one of a number of specified termination events. In addition, the Pledged Units were exchanged for TTP Perpetual Securities in the principal amount of approximately $6.0 million and HPP Perpetual Securities in the principal amount of approximately $0.5 million (the “Perpetual Securities”). All Pledged Units exchanged were legally retired and resumed the status of authorized and unissued preferred units. The

Perpetual Securities remained subject to the Pledge Agreement, had no fixed maturity date and accrued interest at a rate per annum equal to the 2007 Note. The Perpetual Securities were able to be prepaid without penalty in whole or in part at any time. Prepayments were to be applied first to accrued interest and then to principal. The Perpetual Securities obligation was presented as a note payable on the Condensed Consolidated Balance Sheet as of December 31, 2014.

In conjunction with the issuance of the Perpetual Securities, TTP and HPP gave the Former Officer an irrevocable right to sell back to TTP and HPP all of the Perpetual Securities. This right was exercisable at the discretion of the Former Officer. The exercise price of the put feature for all of the Perpetual Securities was the amount then outstanding on the 2007 Note. The Former Officer also gave TTP and HPP an irrevocable right to repurchase all of the Perpetual Securities. This right was exercisable at the earlier to occur of: (1) the maturity of the 2007 Note or (2) the date the Former Officer receives distribution payable payments under the Former Officer Agreement in excess of $30 million. The exercise price of the call feature for all of the Perpetual Securities was the amount then outstanding on the 2007 Note. TTP and HPP, at their sole discretion, could elect to pay the exercise price in cash or via the extinguishment of the 2007 Note.

These obligations and the related rights were not assumed by the Company as part of the Reorganization Transactions discussed in Note 1.

On August 28, 2015, vTv Therapeutics Holdings, vTvx Holdings I, vTvx Holdings II, MacAndrews & Forbes Incorporated and M&F entered into a release agreement (the “Release Agreement”) with the Former Officer and Related Entities to settle certain obligations, including the obligation to pay the Contingent Distributions, under the Former Officer Agreement. Under the Release Agreement, vTv Therapeutics Holdings agreed to transfer 1,344,186 shares of Class B Common Stock and the same number of corresponding vTv Units to the Former Officer. Under the Release Agreement and the Former Officer Agreement, the 2007 Note owed by the Former Officer to TTP was also deemed discharged and canceled, and the perpetual securities of vTvx Holdings I and vTvx Holdings II having principal amounts of $6.0 million and $0.5 million, respectively, held by the Former Officer, were repurchased by vTvx Holdings I and vTvx Holdings II in exchange for the discharge of the 2007 Notes. On the same date, under the Exchange Agreement, the Former Officer exchanged those shares of Class B Common Stock and vTv Units for 1,344,186 shares of Class A Common Stock.

Note 4:	Note Receivable

On March 30, 2007, TTP Inc. entered into the 2007 Note with the Former Officer, pursuant to which TTP Inc. loaned $4.8 million to the Former Officer. Interest accrued on the 2007 Note at a rate per annum equal to the lowest rate necessary to meet the Internal Revenue Code requirements for the applicable federal rate and is payable at maturity. Under the original terms of the 2007 Note, the entire principal balance and any accrued but unpaid interest would have become due on the earlier of (1) March 30, 2017 or (2) the date on which the Former Officer received in excess of $10 million in proceeds from the sale of any shares of capital stock of TTP, Inc., PharmaCore, Inc. or any of their subsidiaries. See Note 11 for additional discussion of PharmaCore, Inc. As of December 31, 2014, the 2007 Note had an aggregate outstanding principal amount of $4.8 million, and $1.8 million of accrued and unpaid interest. As of September 30, 2015, the 2007 Note had an aggregate outstanding principal amount of $4.8 million, and $1.9 million of accrued and unpaid interest.

On March 28, 2014, TTP entered into the Pledge Agreement with the Former Officer. Pursuant to the Pledge Agreement, the Former Officer granted a security interest to TTP in the Pledged Units to secure the Former Officer’s obligations to TTP under the 2007 Note and under the Pledge Agreement. The Pledge Agreement also amended the maturity date of the 2007 Note to be the earlier of March 30, 2018 or the date on which the Former Officer receives in excess of $10 million in proceeds from the sale of any units of TTP, HPP, PharmaCore, Inc. or any of their subsidiaries or from the sale of any assets of any of the foregoing.

As discussed in Note 3, on December 30, 2014, TTP exchanged the Pledged Units into the Perpetual Securities. The Perpetual Securities remained subject to the Pledge Agreement, had no fixed maturity date and accrued interest at a rate per annum equal to the 2007 Note. The Perpetual Securities could be prepaid without penalty in whole or in part at any time. Prepayments were first to be applied to accrued interest and then to principal. The Perpetual Securities were initially recorded at their initial fair value of $6.6 million. The increase in the fair value of the perpetual securities during the nine months ended September 30, 2015 was $115 and is reflected in other income, net in the Condensed Consolidated Statements of Operations.

This asset and the related rights were not contributed to the Company as part of the Reorganization Transactions discussed in Note 1.

Note 5:	Debt Obligations

In June 2008, TTP Inc. entered into a promissory note with a financial institution secured by a deed of trust on land purchased in 2008. TTP Inc. borrowed $2.8 million at an interest rate of 6.5% per annum. The note principal was to be repaid in one installment on June 20, 2011, with interest payments made monthly during the term of the note. On May 9, 2011, TTP Inc. entered into a Debt Modification Agreement to amend the terms of the promissory note, whereby it extended the maturity date to May 20,

2016 and changed the annual interest rate to the Prime Rate plus 1.250%, with a maximum interest rate of 6.750% and minimum rate of 4.750%. The note is to be repaid in 60 monthly payments of principal and interest, including 59 payments of approximately $22 plus a final payment for the remaining balance of principal and interest.

On March 28, 2014, TTP, HPP and M&F agreed to exchange all $116.2 million of outstanding principal and interest due to M&F under the Note and Equity Issuance Agreement (including amounts advanced under the initial agreement plus the 2013 Promissory Notes and amounts advanced following the December 24, 2013 amendment) for 292,722,844 Series F redeemable convertible preferred units of TTP and 155,219,376 Series B redeemable convertible preferred units of HPP. Concurrently on March 28, 2014, TTP and HPP entered into an Uncommitted Advance Agreement with M&F and the Former Officer. As of December 30, 2014, the Former Officer was no longer party to this agreement. Advances made under the Uncommitted Advance Agreement were secured by substantially all of TTP and HPP’s assets and bore interest at an annual rate of LIBOR plus 10%. Principal and interest were originally payable on demand. On May 4, 2015, M&F agreed to extend the maturity date of the Uncommitted Advance Agreement to January 15, 2016. Prepayments could be made under the Uncommitted Advance Agreement without penalty. As of December 31, 2014, $27.3 million of principal was outstanding under the Uncommitted Advance Agreement.

Obligations under the Uncommitted Advance Agreement and the promissory note were not assumed by the Company as part of the Reorganization Transactions discussed in Note 1.

Note 6:	Share-Based Compensation

In conjunction with the IPO, the Board of Directors and sole stockholder adopted a long-term equity incentive plan, the vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (the “Plan”), which provides for the grant of cash and cashless exercise stock options, restricted stock awards, restricted stock units and stock appreciation rights to management, other key employees and consultants and non-employee directors on terms and subject to conditions as established by the Compensation Committee of the Board of Directors or certain of the committee’s designees. In settlement of its obligations under this plan, the Company will issue new shares of Class A Common Stock.

During the three and nine months ended September 30, 2015, the Company has issued non-qualified stock option awards to certain employees, non-employees and directors of the Company. For the three and nine months ended September 30, 2015, the Company recognized $0.3 million of compensation expense related to share-based awards. As of September 30, 2015, the Company had total unrecognized stock-based compensation expense of approximately $6.9 million, which is expected to be recognized over a weighted average period of 2.9 years. All of the awards granted during the three and nine months ended September 30, 2015 were out-of-the-money at September 30, 2015 and as such the aggregate intrinsic value of these awards was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the three and nine months ended September 30, 2015:

Expected volatility	83.83% - 84.06%
Expected life of option, in years	5.8 - 6.0
Risk-free interest rate	1.72% - 1.82%
Expected dividend yield	0.00%

The following table summarizes the activity related to the stock option awards for the three and nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2014	—
Granted	833,934	$8.73
Forfeited	(2,000)	$6.56

Awards outstanding at September 30, 2015	831,934	$8.73

Note 7:	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.

Columbia University Agreement

In May 2015, the Company entered into a worldwide exclusive agreement with Columbia University (“Columbia”) to license certain intellectual property from Columbia. Under the agreement, the Company is obligated to pay to Columbia (1) an annual fee of $0.1 million from 2015 through 2021, (2) a potential regulatory milestone payment of $0.8 million and (3) potential royalty payments at a single digit royalty rate based on net sales of licensed products as defined in the agreement.

Note 8:	Stockholders’ Equity

On July 29, 2015, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock and 50,000,000 shares of preferred stock, par value $0.01 per share.

Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s amended and restated certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) will be equal to the percentage of vTv Units not held by the Company. Holders of Class B Common Stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company.

Note 9:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 72.1% noncontrolling interest in vTv LLC (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2015, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $188.2 million.

Note 10:	Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2014:

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
TTP Redeemable preferred securities(a)	$412,085	$—	$—	$412,085
HPP Redeemable preferred securities(a)	—	—	—	—
Debt(b)	29,575	—	29,575	—
Consideration payable(c)	4,897	—	—	4,897
Note payable(d)	6,594	—	—	6,594
Contingent distribution(a)	26,359	—	—	26,359

Total	$479,510	$—	$29,575	$449,935

(a)	The equity fair value was allocated using the option pricing method (“OPM”). The value of equity was determined using a discounted cash flow (“DCF”) method and adjusted for any applicable separate components of the value such as net operating loss carryforwards, excess or deficit working capital, and fair value of debt instrument.
(b)	Debt was valued using a yield method, (an income valuation method) for debt securities and a probability-weighted framework based on the expected cash flows to the debt securities under various exit scenarios discounted by the risk-adjusted discount rates.
(c)	The net present value (“NPV”) of the consideration payable was valued using the DCF method.
(d)	The note payable was valued using a lattice model.

	Changes in Level 3 Instruments for the nine months ended September 30, 2015
	Balance at January 1, 2015	Net Change in fair value included in earnings	Net change in fair value (1)	Purchases / Issuance	Sales / Repurchases	Effect of Reorganization Transaction	Balance at September 30, 2015
TTP Redeemable preferred units	$412,085	$—	$66,379	$—	$—	$(478,464)	$—
HPP Redeemable preferred units	—	—	—	—	—	—	—
Consideration payable	4,897	—	—	—	—	(4,897)	—
Note payable	6,594	115	—	—	—	(6,709)	—
Contingent distribution	26,359	—	695	—	—	(27,054)	—

Total	$449,935	$115	$67,074	$—	$—	$(517,124)	$—

(1)	The above represents the change in the fair value of the Company’s redeemable preferred units. See the Condensed Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Non-Controlling Interest, Stockholders’ and Members’ Deficit for additional changes in the carrying value of the Company’s redeemable preferred units.

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the nine months ended September 30, 2015.

Note 11:	Related-Party Transactions

PharmaCore, Inc.

Certain controlling stockholders of the Company also control PharmaCore, Inc. (“PharmaCore”). The Company purchases chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. As such, PharmaCore is considered to be a related party. Total purchases from PharmaCore for the nine months ended September 30, 2015 and September 30, 2014 were $1.5 million and $1.1 million, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. The Note Agreement has a nine-year term, a fixed interest rate of 8.25% per annum, with maturity of June 1, 2017. No payments were required through December 31, 2014 with accrued interest capitalized into the principal balance. Thereafter, interest is to be paid quarterly. As part of the agreement, the Company received a warrant, exercisable for up to ten years, to purchase 370,370 common units of PharmaCore at an exercise price of $0.54 per unit. During the nine months ended September 30, 2015 and 2014, the Company recorded interest income of $0.4 million related to this financing. This receivable balance was not contributed to the Company as part of the Reorganization Transactions. The total receivable balance due from PharmaCore financing, accrued interest and cash advance activities was $9.6 million at December 31, 2014.

As of December 31, 2014, the Company had recorded an allowance for uncollectible amounts related to the PharmaCore receivable $8.8 million. These outstanding balances were not transferred to the Company as part of the Reorganization Transactions. The changes in the allowance during the nine months ended September 30, 2015 (prior to the Reorganization Transactions) and September 30, 2014 are reflected in other income (expense) - related party within the Condensed Consolidated Statements of Operations.

MacAndrews & Forbes Incorporated

Subsequent to the Reorganization Transactions (Note 1), affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly control 23,655,814 shares of Class B Common Stock held by vTv Therapeutics Holdings. Further, MacAndrews holds 1,870,666 shares of the Company’s Class A Common Stock as of September 30, 2015. As a result, MacAndrews’ holdings represent approximately 77.8% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below and in Note 1:

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the option of vTv Therapeutics Inc. (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of September 30, 2015, MacAndrews has not exchanged any shares under the provisions of this agreement. On October 5, 2015, vTv Therapeutics Holdings was dissolved, and various holders of Class B Common Stock became parties to the Exchange Agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, vTv Therapeutics Holdings and M&F provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2015.

Investor Rights Agreement

The Company entered into the Investor Rights Agreement with vTv Therapeutics Holdings. The Investor Rights Agreement provides vTv Therapeutics Holdings with certain demand, shelf and piggyback registration rights with respect to its shares of Class A Common Stock and also provides vTv Therapeutics Holdings with certain governance rights, depending on the size of its holdings of Class A Common Stock. Under the Investor Rights Agreement, vTv Therapeutics Holdings is initially entitled to nominate a majority of the members of the Company’s Board of Directors and designate the members of the committees of the Board of Directors. On October 5, 2015, vTv Therapeutics Holdings was dissolved, and M&F became the successor to vTv Therapeutics Holdings pursuant to the terms of the Investor Rights Agreement.

Letter Agreement for Reimbursement of Fees and Expenses

The Company entered into an agreement with an affiliate of MacAndrews in which it agreed to reimburse MacAndrews or its affiliates for certain out of pocket fees and expenses advanced by affiliates of MacAndrews in connection with the IPO. During the three and nine months ended September 30, 2015, the Company remitted payments to MacAndrews or its affiliates of $1.3 million for such expenses.

Note 12:	Income Taxes

As a result of the IPO, the Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record an income tax expense for the period ended September 30, 2015. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 1, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2015.

Note 13:	Net Earnings (Loss) per Unit

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive. Loss per share is not presented for the three and nine months ended September 30, 2014 as the Company did not have any economic interests prior to the date of the IPO and Reorganization Transactions through which it was given ownership in vTv LLC. Losses prior to the IPO and Reorganization Transactions would have been allocated to the original members of TTP and HPP. Loss per share for the three and nine months ended September 30, 2015 includes the losses recognized both prior and subsequent to the IPO and Reorganization Transactions.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2015	2015
Numerator:
Net loss	$(9,822)	$(30,048)
Less: Net loss attributable to non-controlling interests	(5,719)	(5,719)

Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(4,103)	$(24,329)

Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	8,305,368	7,976,183

Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.49)	$(3.05)

For the three and nine months ended September 30, 2015, 831,934 stock options, were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been antidilutive.

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock. However, the 23,655,814 outstanding shares of Class B Common Stock were determined to be antidilutive for the three and nine months ended September 30, 2015. Therefore, they are not included in the computation of net loss per share.

Note 14:	Subsequent Events

On October 1, 2015, vTvx Holdings I and vTvx Holdings II merged with and into vTv Therapeutics Holdings, with vTv Therapeutics Holdings continuing as the surviving limited liability company. On October 5, 2015, vTv Therapeutics Holdings was dissolved and made a liquidating distribution of shares of Class B Common Stock and the corresponding vTv Units to its members. As a result of the dissolution, M&F became the successor to vTv Therapeutics Holdings under the Investor Rights Agreement and the Exchange Agreement pursuant to the terms of the Investor Rights Agreement and Exchange Agreement, respectively, and various other holders of Class B Common Stock became parties to the Exchange Agreement.

ITEM 1A. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Basis of Presentation

The unaudited pro forma Condensed Consolidated Statement of Operations data for the three and nine months ended September 30, 2015 gives pro forma effect to the Reorganization Transactions, the IPO and the application of the net proceeds from the IPO to purchase vTv Units as if they had been completed as of January 1, 2015. The unaudited pro forma condensed consolidated financial data is presented for information purposes only and should not be considered indicative of actual results of operations that would have been achieved had the Reorganization Transactions and the IPO been consummated on the date indicated, and do not purport to be indicative of statements of financial position or results of operations as of any future date or for any future period. The pro forma condensed consolidated financial statements reflect pro forma adjustments that are described in the accompanying notes and are based on available information and certain assumptions we believe are reasonable, but are subject to change. We have made, in our opinion, all adjustments that are necessary to present fairly the pro forma financial data.

The pro forma adjustments principally give effect to the following items:

•	The Reorganization Transactions described in the section entitled “Reorganization Transactions” in Note 1 to the historical financial statements included in this filing; and

•	The IPO and the use of the net proceeds to purchase vTv Units and its payment of estimated offering expenses from the gross proceeds, including the reimbursement of certain costs and expenses borne by entities affiliated with MacAndrews.

Additional Information

You should read the Unaudited Pro Forma Condensed Consolidated Financial Information and accompanying notes in conjunction with the condensed consolidated historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q.

vTv Therapeutics Inc.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2015

(dollars in thousands except per share data)

	vTv Therapeutics Inc. As Reported	Reorganization and Offering Adjustments (a)	vTv Therapeutics Inc. Pro Forma
Revenue	$133	$—	$133
Operating expenses:
Research and development	6,574	—	6,574
Research and development – related party	585	—	585
General and administrative	2,415	—	2,415

Total operating expenses	9,574	—	9,574

Operating loss	(9,441)	—	(9,441)
Other loss, net	(1)	—	(1)
Other expense – related party	(56)	56	—
Interest income (expense)	4	(4)	—
Interest expense, net – related party	(328)	328	—

Net loss before income taxes	(9,822)	380	(9,442)
Income tax provision	—	—	—

Net loss before noncontrolling interest	(9,822)	380	(9,442)
Less: net loss attributable to noncontrolling interest	(5,719)	(1,088)	(6,807)

Net loss attributable to vTv Therapeutics Inc.	$(4,103)	$1,468	$(2,635)

Net loss per share of vTv Therapeutics Inc. Class A Common Stock:
Basic and diluted, pro forma (unaudited)			$(0.32	)(b)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock:
Basic and diluted, pro forma (unaudited)			8,305,368	(b)

See accompanying Notes to Unaudited Pro Forma

Condensed Consolidated Statements of Operations.

vTv Therapeutics Inc.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2015

(dollars in thousands except per share data)

	vTv Therapeutics Inc. As Reported	Reorganization and Offering Adjustments (a)	vTv Therapeutics Inc. Pro Forma

Revenue	$293	$—	$293
Operating expenses:
Research and development	19,106	—	19,106
Research and development – related party	1,532	—	1,532
General and administrative	6,707	—	6,707

Total operating expenses	27,345	—	27,345

Operating loss	(27,052)	—	(27,052)
Other loss, net	(851)	810	(41)
Other expense – related party	(392)	392	—
Interest income (expense)	(86)	86	—
Interest expense, net – related party	(1,667)	1,667	—

Net loss before income taxes	(30,048)	2,955	(27,093)
Income tax provision	—	—	—

Net loss before noncontrolling interest	(30,048)	2,955	(27,093)
Less: net loss attributable to noncontrolling interest	(5,719)	(13,813)	(19,532)

Net loss attributable to vTv Therapeutics Inc.	$(24,329)	$16,768	$(7,561)

Net loss per share of vTv Therapeutics Inc. Class A Common Stock:
Basic and diluted, pro forma (unaudited)			$(0.95	)(b)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock:
Basic and diluted, pro forma (unaudited)			7,976,183	(b)

See accompanying Notes to Unaudited Pro Forma

Condensed Consolidated Statements of Operations.

Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015

(a)	Reflects the Reorganization Transactions, including removal of interest expense, net and other income, net that will not be incurred after the Reorganization Transactions, as the debt, the receivable due from a related party and certain other liabilities that was not assumed by vTv Therapeutics Inc. as part of the Reorganization Transactions as well as adjustments to allocate that portion of the net loss for the period prior to the IPO and Reorganization Transactions attributable to the noncontrolling interest (72.1%).
(b)	Pro forma basic and diluted earnings per share were computed using a weighted average number of shares based on the original 7,812,500 shares of Class A Common Stock outstanding from the beginning of the period until August 28, 2015 when a former officer exchanged 1,344,186 shares of Class B Common Stock and a corresponding number of vTv Units for Class A Common Stock. The outstanding shares of Class B Common Stock were excluded from the calculation as their effect would be anti-dilutive due to the pro forma net loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to vTv Therapeutics Inc., “vTv LLC” refers to vTv Therapeutics LLC, “vTvx Holdings I” or “TTP” refer to vTvx Holdings I LLC (formerly known as TransTech Pharma, LLC), “vTvx Holdings II” or “HPP” refer to vTvx Holdings II LLC (formerly known as High Point Pharmaceuticals, LLC) and “vTv Therapeutics Holdings” refers to vTv Therapeutics Holdings LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, , potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of AD and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon, is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), and we have commenced patient enrollment in the STEADFAST Study under an FDA-agreed SPA. Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective GKA, for which we are currently enrolling patients in the AGATA Study, and TTP273, an orally administered, non-peptide agonist that targets the GLP-1r, which we anticipate will enter a Phase 2 clinical trial in early 2016. We have three additional programs in various stages of clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

Subsequent to our initial public offering (the “IPO”) and the related reorganization transactions (the “Reorganization Transactions”), vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the principal operating subsidiary. The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results under the VIE accounting model in its consolidated financial statements.

As the Reorganization Transactions are considered to be among entities under common control, the Condensed Consolidated Financial Statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine TTP and HPP and (collectively with TTP or vTvx Holdings I, the “Predecessors”) (which previously were separate entities) for presentation purposes.

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through September 30, 2015, we (including our Predecessors) have funded our operations primarily through:

•	a series of private placements of preferred equity from 1999 through 2006 totaling $109.3 million;

•	the receipt of $23.4 million from completed research collaborations with Novo Nordisk, A/S Merck and Boehringher Ingelheim from 2001 to 2006;

•	the receipt of $169.2 million of upfront, milestone and research fees during 2006 to 2010 under a license and research agreement with Pfizer, Inc., which was terminated in 2011;

•	the receipt of $55.7 million of upfront, milestone and research expense reimbursements from 2010 to 2013 under a license agreement for our GKA programs with an affiliate of Forest Laboratories, Inc., which was terminated in 2013;

•	various borrowings totaling $114.7 million from November 2011 through March 2014 from entities affiliated with MacAndrews & Forbes Incorporated (“MacAndrews”), which were converted to Series F and Series B preferred units of TTP and HPP, our predecessors;

•	borrowings of $46.6 million from April 2014 through June 2015 from entities affiliated with MacAndrews; and

•	the completion of the IPO in August 2015 which raised proceeds of $104.5 million from the sale of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), net of offering costs.

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

From the inception of our earlier-formed predecessor, vTvx Holdings I, through September 30, 2015, we have incurred approximately $447.6 million in research and development expenses. In the years ended December 31, 2014 and 2013, we incurred approximately $18.7 million and $25.4 million, respectively, on research and development expenses. During the nine months ended September 30, 2015 and 2014 we incurred research and development expenses of approximately $20.6 million and $13.3 million, respectively. We plan to increase our research and development expenses for the foreseeable future as we continue the development of azeliragon and to further advance the development of our other drug candidates, subject to the availability of additional funding. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•	the potential benefits of our candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;

•	future clinical trial results;

•	our ability to enroll patients in our clinical trials;

•	the timing and receipt of any regulatory approvals; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three months Ended September 30,
Statement of operations data:	2015	2014	Change
Revenue	$133	$400	$(267)

Operating expenses:
Research and development	7,159	4,328	2,831
General and administrative	2,415	1,592	823

Total operating expenses	9,574	5,920	3,654

Operating loss	(9,441)	(5,520)	(3,921)
Other expense, net	(381)	(350)	(31)

Net loss before income taxes	(9,822)	(5,870)	(3,952)
Income tax provision	—	—	—

Net loss before non-controlling interest	(9,822)	(5,870)	(3,952)
Less: net loss attributable to non-controlling interest	(5,719)	—	(5,719)

Net loss attributable to vTv Therapeutics Inc.	$(4,103)	$(5,870)	$1,767

Revenues

Revenues were $0.1 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. The revenue earned during the three months ended September 30, 2015 was attributable to the global license agreement that the Company entered into with a third party customer in March 2015. The revenue earned during the three months ended September 30, 2014 primarily related to clinical trial services provided by High Point Clinical Trials Center, LLC (“HPCTC”), a wholly-owned subsidiary (prior to December 31, 2014) to outside third party customers. HPCTC was transferred to a former officer and director on December 30, 2014.

Research and Development Expenses

Research and development expenses were $7.2 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses during the period of $2.8 million, or 65.4%, was primarily due to:

•	An increase in clinical trial costs of $3.6 million due to the initiation of the Phase 3 STEADFAST study for azeliragon in 2015 as well as costs incurred with respect to Phase 2 studies for TTP399 and TTP273;

•	An increase in compound manufacturing costs of $1.0 million to make drug supplies for upcoming trials including the STEADFAST Study and Phase 2 studies for TTP399 and TTP273; and

•	A decrease in compensation and facility costs of $1.0 million due to a reduction in the number of chemists and biologists focused on early stage discovery as well as personnel and facility costs associated with HPCTC, which was transferred to a former officer and director on December 30, 2014.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $1.6 million during the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $0.8 million, or 51.7%, was due to an increase in legal and professional fees coupled with the recognition of compensation expense related to share-based awards recognized during the three months ended September 30, 2015.

Other Expense, Net

Other expense, net is primarily comprised of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense and other expense related to the change in the fair value of contingent distribution liability. Such expenses will no longer be recognized by us in future periods as many of the related instruments were not assumed by us in the Reorganization Transactions. Other expense, net, for the three months ended September 30, 2015 was relatively consistent with the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine months Ended September 30,
Statement of operations data:	2015	2014	Change

Revenue	$293	$615	$(322)

Operating expenses:
Research and development	20,638	13,267	7,371
General and administrative	6,707	9,577	(2,870)

Total operating expenses	27,345	22,844	4,501

Operating loss	(27,052)	(22,229)	(4,823)
Other expense, net	(2,996)	(6,157)	3,161

Net loss before income taxes	(30,048)	(28,386)	(1,662)
Income tax provision	—	—	—

Net loss before non-controlling interest	(30,048)	(28,386)	(1,662)
Less: net loss attributable to non-controlling interest	(5,719)	—	(5,719)

Net loss attributable to vTv Therapeutics Inc.	$(24,329)	$(28,386)	$4,057

Revenues

Revenues were $0.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014. The revenue earned during the nine months ended September 30, 2015, was attributable to the global license agreement that we entered into with a third party customer in March 2015. The revenue earned during the nine months ended September 30, 2014 primarily related to clinical trial services provided by HPCTC to outside third party customers. HPCTC was transferred to a former officer and director on December 30, 2014.

Research and Development Expenses

Research and development expenses were $20.6 million and $13.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses during the period of $7.4 million, or 55.6%, was primarily due to:

•	An increase in clinical trial costs of $9.4 million due to the initiation of the Phase 3 STEADFAST study for azeliragon in 2015 as well as costs incurred with respect to Phase 2 studies for TTP399 and TTP273;

•	An increase in compound manufacturing costs of $2.4 million to make drug supplies for upcoming trials including the STEADFAST Study and Phase 2 studies for TTP399 and TTP273; and

•	A decrease in compensation costs and facility costs of $4.3 million due to a reduction in the number of chemists and biologists focused on early stage discovery as well as personnel costs associated with HPCTC, which was transferred to a former officer and director on December 30, 2014.

General and Administrative Expenses

General and administrative expenses were $6.7 million and $9.6 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses during this period of $2.9 million, or 30.0%, was due to a decrease in compensation costs of $3.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily related to the departure of a former officer and director offset by the recognition of compensation expense related to share-based awards granted during the three months ended September 30, 2015.

Other Expense, Net

Other expense, net is primarily comprised of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as net interest expense. Such expenses will no longer be recognized by us in future periods as many of the related instruments were not assumed by us in the Reorganization Transactions. During the nine months ended September 30, 2015 and 2014, interest expense, net was $1.7 million and $5.6 million, respectively, representing a decrease of $3.9 million. During the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, the net interest expense decreased primarily due to a $4.8 million decrease in the amount of amortization of debt discount recognized during the nine months ended September 30, 2015 offset by an increase in related party interest expense for the nine months due to an increase in the amounts outstanding under these obligations for the seven months prior to the Reorganization Transactions. In addition, we recognized as other income $0.7 million as a result of the decrease in fair value of the contingent distribution liability during the nine months ended September 30, 2015.

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

Cash Flows

	Nine months
	Ended September 30
	2015	2014
(dollars in thousands)
Net cash used in operating activities	$(27,976)	$(23,800)
Net cash used in investing activities	(42)	(35)
Net cash provided by financing activities	123,644	23,791

Net increase in cash and cash equivalents	$95,626	$(44)

Operating Activities

For the nine months ended September 30, 2015, our net cash used in operating activities was $28.0 million which consisted of a net loss of $30.0 million, offset by $1.4 million in adjustments for non-cash items and changes in assets of liabilities of $0.6 million. Adjustments for non-cash items primarily consisted of change in fair value of a contingent distribution of $0.7 million, $0.4 million of depreciation expense and $0.3 million of share-based compensation expense.

For the nine months ended September 30, 2014, our net cash used in operating activities was $23.8 million which consisted of a net loss of $28.4 million, offset by $5.9 million in adjustments for non-cash items and changes in assets of liabilities of $1.3 million. Adjustments for non-cash items primarily consisted of amortization of debt discount of $4.8 million.

Investing Activities

For the nine months ended September 30, 2015 and 2014 net cash used in investing activities was relatively consistent and was attributable to purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $123.6 million compared to net cash provided by financing activities of $23.8 million for the nine months ended September 30, 2014, resulting in an increase of $99.9 million, which was primarily driven by the receipt of proceeds from the IPO.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of the STEADFAST Study, and the clinical development of azeliragon;

•	the willingness of the FDA to accept the STEADFAST Study, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of azeliragon;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;

•	the ability of our drug candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

•	the amount of any payments we are required to make to M&F TTP Holdings LLC in the future under the Tax Receivable Agreement.

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

Disclosures About Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commitments disclosure included in vTv Therapeutics Inc.’s Registration Statement on Form S-1 (the “Form S-1 Registration Statement”).

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies

Our critical accounting policies and estimates are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form S-1 Registration Statement. For a discussion of the Company’s critical accounting policies and estimates, please refer to the Form S-1 Registration Statement. Except for those items discussed below, such accounting policies and estimates have not changed.

Income Taxes

In connection with the IPO, vTv Therapeutics Inc. was formed. From August 1, 2015, vTv Therapeutics Inc. has been subject to corporate level income taxes. Prior to July 30, 2015, the Predecessors were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.

As a result of the Reorganization Transactions, vTv Therapeutics Inc. acquired vTv Units and is required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of its investment in vTv LLC.

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the United States and various state jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, include future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in the Company’s Condensed Consolidated Statement of Operations. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of the awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates for the Company.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies”, to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Initial Public Offering

On August 4, 2015, we completed our IPO, which closed on August 4, 2015. Pursuant to the Registration Statement (File No. 333-204951) declared effective by the SEC on July 29, 2015, we registered 8,984,375 shares of Class A Common Stock (including 1,171,875 shares of Class A Common Stock representing an over-allotment option granted to the underwriters in the IPO). 7,812,500 shares of the Class A Common Stock were sold in the IPO at a price per share to the public of $15.00 for an aggregate offering price of $117.2 million. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering. In addition, Canaccord Genuity Inc. and Janney Montgomery Scott LLC acted as co-managers for the offering. The total gross proceeds of the IPO were approximately $117.2 million. Of the proceeds, approximately $8.2 million was used to pay underwriting discounts and commissions. We incurred costs relating to the IPO in the amount estimated to be approximately $4.6 million, of which $1.3 million were initially paid or otherwise borne by entities affiliated with MacAndrews and reimbursed by us using a portion of the proceeds of the offering. Our net offering proceeds, after deducting underwriting discounts and commissions and expenses, were approximately $104.4 million, which was used to purchase 7,812,500 vTv Units. There has been no material change in the planned use of the IPO net proceeds from that described in the Form S-1 Registration Statement.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.1†	Executive Chairman Agreement, dated as of July 16, 2015, by and between vTv Therapeutics Inc. and Jeff Kindler (incorporated by reference from Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.2†	Employment Agreement, dated as of July 16, 2015, by and between vTv Therapeutics LLC and Stephen Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.3†	Employment Agreement, dated as of July 16, 2015, by and between vTv Therapeutics LLC and Rudy Howard, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.4	Reimbursement of Fees and Expenses Letter Agreement, dated July 16, 2015, by and between vTv Therapeutics Inc. and MacAndrews & Forbes Group, LLC (incorporated by reference from Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed July 23, 2015 (File No. 333-204951)).

10.5	Reorganization Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc., vTv Therapeutics LLC, vTvx Holdings I LLC, vTvx Holdings II LLC and vTv Therapeutics Holdings LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.6	Amended and Restated Limited Liability Company Agreement of vTv Therapeutics LLC, dated July 29, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.7	Investor Rights Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc., vTv Therapeutics Holdings LLC and other stockholders party thereto from time to time (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.8	Exchange Agreement, dated as of July 29, 2015, among vTv Therapeutics LLC, vTv Therapeutics Inc. and vTv Therapeutics Holdings LLC (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.9	Tax Receivable Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc. and the other persons named therein (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.10	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.11	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.1†	Executive Chairman Agreement, dated as of July 16, 2015, by and between vTv Therapeutics Inc. and Jeff Kindler (incorporated by reference from Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.2†	Employment Agreement, dated as of July 16, 2015, by and between vTv Therapeutics LLC and Stephen Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.3†	Employment Agreement, dated as of July 16, 2015, by and between vTv Therapeutics LLC and Rudy Howard, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

10.4	Reimbursement of Fees and Expenses Letter Agreement, dated July 16, 2015, by and between vTv Therapeutics Inc. and MacAndrews & Forbes Group, LLC (incorporated by reference from Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed July 23, 2015 (File No. 333-204951)).

10.5	Reorganization Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc., vTv Therapeutics LLC, vTvx Holdings I LLC, vTvx Holdings II LLC and vTv Therapeutics Holdings LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.6	Amended and Restated Limited Liability Company Agreement of vTv Therapeutics LLC, dated July 29, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.7	Investor Rights Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc., vTv Therapeutics Holdings LLC and other stockholders party thereto from time to time (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.8	Exchange Agreement, dated as of July 29, 2015, among vTv Therapeutics LLC, vTv Therapeutics Inc. and vTv Therapeutics Holdings LLC (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.9	Tax Receivable Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc. and the other persons named therein (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.10	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).
10.11	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Management contract or compensatory plan or arrangement.