Form 10-Q
period 2016-06-30
vTv Therapeutics Inc.
filed 2016-08-02
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of August 2, 2016
Class A common stock, par value $0.01 per share	9,690,354
Class B common stock, par value $0.01 per share	23,122,146

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the six months ended June 30, 2016 and 2015	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,841	$88,003
Account receivable, net	—	69
Prepaid expenses and other current assets	423	1,114
Total current assets	64,264	89,186
Property and equipment, net	561	624
Employee loans receivable - related party	24	49
Other long-term assets	1,934	1,673
Total assets	$66,783	$91,532
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$9,490	$6,627
Accounts payable and accrued expenses - related party	312	880
Deferred revenue	21	219
Total current liabilities	9,823	7,726
Other liabilities	230	245
Total liabilities	10,053	7,971
Commitments and contingencies
Redeemable noncontrolling interest	136,250	161,531
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,689,924 and 9,156,686 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	97	92
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,122,576 and 23,655,814 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	232	237
Additional paid-in capital	122,137	117,686
Accumulated deficit	(201,986)	(195,985)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(79,520)	(77,970)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$66,783	$91,532

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$182	$110	$558	$160
Operating expenses:
Research and development	12,077	5,146	23,218	12,531
Research and development - related party	72	556	266	947
General and administrative	2,672	2,297	5,253	4,292
Total operating expenses	14,821	7,999	28,737	17,770
Operating loss	(14,639)	(7,889)	(28,179)	(17,610)
Other income (loss), net	1	(1,510)	—	(850)
Other expense - related party	—	(168)	—	(336)
Interest income (expense), net	21	(45)	42	(90)
Interest expense, net – related party	—	(800)	—	(1,339)
Loss before income taxes and noncontrolling interest	(14,617)	(10,412)	(28,137)	(20,225)
Income tax provision	—	—	—	—
Net loss before noncontrolling interest	(14,617)	(10,412)	(28,137)	(20,225)
Less: net loss attributable to noncontrolling interest	(10,160)	—	(19,828)	—
Net loss attributable to vTv Therapeutics Inc.	$(4,457)	$(10,412)	$(8,309)	$(20,225)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.47)		$(0.88)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,564,623		9,397,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2015	$161,531	9,156,686	$92	23,655,814	$237	$117,686	$(195,985)	$(77,970)
Net loss	(19,828)	—	—	—	—	—	(8,309)	(8,309)
Share-based compensation	—	—	—	—	—	1,306	—	1,306
Exchange of Class B Common Stock for Class A Common Stock	(3,145)	533,238	5	(533,238)	(5)	3,145	—	3,145
Change in redemption value of noncontrolling interest	(2,308)	—	—	—	—	—	2,308	2,308

Balances at June 30, 2016	$136,250	9,689,924	$97	23,122,576	$232	$122,137	$(201,986)	$(79,520)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(28,137)	$(20,225)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal of PP&E, net	(2)	—
Depreciation expense	148	247
Share-based compensation expense	1,306	—
Change in fair value of contingent distribution	—	695
Non-cash interest expense-distribution payable	—	27
Impairment loss on carrying value of land	—	48
Bad debt expense – related party	—	230
Changes in assets and liabilities:
Accounts receivable	69	—
Prepaid expenses and other assets	691	(63)
Employee loans receivable - related party	25	1
Receivable due from a related party	—	(230)
Other long-term assets	(261)	(1,609)
Accounts payable and accrued expenses	2,863	2,466
Accounts payable and accrued expenses – related party	(568)	1,859
Deferred offering costs	—	(1,110)
Deferred revenue	(198)	440
Other liabilities	9	(930)
Net cash used in operating activities	(24,055)	(18,154)
Cash flows from investing activities:
Proceeds from sale of assets	4	—
Purchases of property and equipment	(87)	(33)
Net cash used in investing activities	(83)	(33)
Cash flows from financing activities:
Proceeds from debt issuance – related party	—	19,276
Repayment of long-term obligations	(24)	(76)
Net cash (used in) provided by financing activities	(24)	19,200
Net (decrease) increase in cash and cash equivalents	(24,162)	1,013
Cash and equivalents, beginning of period	88,003	1,384
Cash and equivalents, end of period	$63,841	$2,397
Non-cash activities:
Change in redemption value of noncontrolling interest	(2,308)	—
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	3,145	—
Deferred offering costs included in accounts payable and accrued expenses	—	2,368

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

(1)

vTvx Holdings I and vTvx Holdings II contributed substantially all of their assets, including all of their personnel and operations (the “Contributed Assets”), to a newly formed holding company, vTv Therapeutics Holdings LLC (“vTv Therapeutics Holdings”), in return for interests of vTv Therapeutics Holdings. Assets that were not contributed included restricted cash, certain receivables unrelated to the combined operations and land included in property and equipment, net. Liabilities that were not assumed included debt, a contingent distribution payable and other related party liabilities. All assets and liabilities that were not contributed or assumed remained with vTvx Holdings I and vTvx Holdings II and are not reflected in the Condensed Consolidated Balance Sheet contained herein or the Condensed Consolidated Statements of Operations subsequent to August 4, 2015;

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its consolidated financial statements. As of June 30, 2016, various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement. Other than its purchase of vTv Units with the net proceeds of the IPO, vTv Therapeutics Inc. has not provided any financial or other support to vTv LLC. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC, although it will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Because vTv Therapeutics Inc. is not a guarantor or obligor with respect to any of the liabilities of vTv LLC, absent any such guarantee or other arrangement, the creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2016, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the six months ended June 30, 2016 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016 and the results of operations and cash flows for the six months ended June 30, 2016 and 2015. The December 31, 2015 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

There were no accounts receivable balances outstanding as of June 30, 2016.  Accounts receivable at December 31, 2015 were $0.1 million with one customer representing 100% of this balance.

Two customers represented 100% of the revenue earned during the three and six months ended June 30, 2016. One customer represented 100% of the revenue during the three and six months ended June 30, 2015.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Collaboration Revenue and Accounts Receivable

The majority of the Company’s collaboration revenue and accounts receivable is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, Calithera will fund up to $1.1 million during the first 12 months of the License Agreement for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors under which the Company has recognized a total of $0.3 million through June 30, 2016.  If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company is currently evaluating the guidance to determine the Company’s adoption method and the effect it will have on the Company’s Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which significantly changes the consolidation analysis required under GAAP and will require companies to reevaluate all previous consolidation conclusions. The Company adopted the provisions of this guidance in the first quarter of 2016.  The adoption of this statement did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this guidance in the first quarter of 2016 on a prospective basis for all arrangements entered into or materially modified after the effective date.  The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

During the three and six months ended June 30, 2016, the Company has issued non-qualified stock option awards to certain employees of the Company. As of June 30, 2016, the Company had total unrecognized stock-based compensation expense of approximately $5.6 million, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of option grants during the three and six months ended June 30, 2016 was $3.87 and $4.06 per option, respectively. The aggregate intrinsic value of the awards outstanding at June 30, 2016 was $22,000.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the six months ended June 30, 2016:

Expected volatility	81.57% - 87.23%
Expected life of option, in years	5.00 - 5.96
Risk-free interest rate	1.22% - 1.42%
Expected dividend yield	0.00%

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2015	971,934	$11.31
Granted	122,500	$5.81
Awards outstanding at June 30, 2016	1,094,434	$10.70
Options exercisable at June 30, 2016	16,732	$14.16
Weighted average remaining contractual term	9.1 Years
Options vested and expected to vest at June 30, 2016	1,046,316	$10.77
Weighted average remaining contractual term	9.2 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$253	$—	$482	$-
General and administrative	446	—	824	-
Total share-based compensation expense	$699	$—	$1,306	$-

Note 4:	Commitments and Contingencies

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

Novo Nordisk

In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator (“GKA”) Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $115.0 million for approval of a product. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

Note 5:	Stockholders’ Equity

During the six months ended June 30, 2016, 533,238 shares of Class B Common Stock and an equal number of vTv Units were exchanged for 533,238 shares of Class A Common Stock pursuant to the terms of the Exchange Agreement discussed in Note 1.

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

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.5% noncontrolling interest in vTv LLC outstanding as of June 30, 2016 (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2016, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $136.3 million.

Note 7:	Related-Party Transactions

PharmaCore, Inc.

Certain controlling stockholders of the Company also control PharmaCore, Inc. (“PharmaCore”). As such, PharmaCore is considered to be a related party.  The Company purchases chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the three and six months ended June 30, 2016 and 2015 were $0.1 million and  $0.6 million for the three month periods and $0.3 million and $0.9 million for the six month periods, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. During the three and six months ended June 30, 2015, the Company recorded interest income of $0.2 million and $0.3 million, respectively, related to this financing. This receivable balance was not contributed to the Company as part of the Reorganization Transactions.

Due to the uncertainty of the receivable’s collectability, the Company had recorded an allowance for uncollectible amounts related to the PharmaCore receivable. During the three and six months ended June 30, 2015 the Company recognized bad debt expense of $0.2 million and $0.3 million, respectively, on this receivable which is reflected in other income (expense) - related party within the Condensed Consolidated Statements of Operations.

MacAndrews & Forbes Incorporated

As of June 30, 2016, subsidiaries of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) hold 23,084,267 shares of the Company’s Class B Common Stock and 2,400,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 77.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below and in Note 1:

Exchange Agreement

The Company and MacAndrews are party to the Exchange Agreement as discussed in Note 1. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of June 30, 2016, MacAndrews had not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Company and MacAndrews are party to the Tax Receivable Agreement as discussed in Note 1.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2016.

Investor Rights Agreement

The Company is party to the Investor Rights Agreement with M&F, as a successor in interest to vTv Therapeutics Holdings, as discussed in Note 1.

Note 8:	Income Taxes

As a result of the IPO, the Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three and six months ended June 30, 2016. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 1, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which are probable to occur which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2016.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2016	2016
Numerator:
Net loss	$(14,617)	$(28,137)
Less: Net loss attributable to noncontrolling interests	(10,160)	(19,828)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(4,457)	$(8,309)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,564,623	9,397,134
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.47)	$(0.88)

For the three and six months ended June 30, 2016, 1,094,434 stock options were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been antidilutive. No such awards were outstanding as of June 30, 2015.

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock. However, the 23,122,576 outstanding shares of Class B Common Stock were determined to be antidilutive for the three and six months ended June 30, 2016. Therefore, they are not included in the computation of diluted net loss per share.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through June 30, 2016, we (including our Predecessors) have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt obligations and the completion of our IPO in August 2015.

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

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of azeliragon or any of our other drug candidates. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of debt financings, equity offerings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

From the inception of our Predecessors, through June 30, 2016, we have incurred approximately $480.0 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct research and development expense:
Azeliragon	$7,781	$2,448	$15,085	$7,212
TTP399	715	805	1,647	1,770
TTP273	1,207	580	1,923	817
TTP054	1	15	53	45
Other projects	222	332	401	588
Indirect research and development expense	2,223	1,522	4,375	3,046
Total research and development expense	$12,149	$5,702	$23,484	$13,478

We plan to incur significant research and development expenses for the foreseeable future as we continue the development of azeliragon and to further advance the development of our other drug candidates, subject to the availability of additional funding.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2016	2015	Change
Revenue	$182	$110	$72
Operating expenses:
Research and development	12,149	5,702	6,447
General and administrative	2,672	2,297	375
Total operating expenses	14,821	7,999	6,822
Operating loss	(14,639)	(7,889)	(6,750)
Other income (expense), net	22	(2,523)	2,545
Loss before income taxes	(14,617)	(10,412)	(4,205)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(14,617)	(10,412)	(4,205)
Less: net loss attributable to noncontrolling interest	(10,160)	—	(10,160)
Net loss attributable to vTv Therapeutics Inc.	$(4,457)	$(10,412)	$5,955

Revenues

Revenues were $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The revenue earned during the three months ended June 30, 2016 and 2015 was primarily attributable to the global license agreement that we entered into with a third party customer in March 2015.

Research and Development Expenses

Research and development expenses were $12.1 million and $5.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses during the period of $6.4 million, or 113.1%, was primarily due to:

•

An increase in clinical trial costs of $5.3 million for azeliragon in 2016 which was mainly driven by an increase of $3.2 million for the ongoing STEADFAST study due to higher enrollment in the 2016 period, an increase of $1.5 million in compound manufacturing costs related to the clinical trials and an increase of $0.5 million due to the initiation of a drug - drug interaction study in the first half of 2016;

•

Costs related to TTP399 in 2016 remained relatively consistent with those incurred in 2015, as compound manufacturing costs in the comparable period in 2015 corresponded roughly to clinical trial costs related to the AGATA study in 2016;

•

An increase in clinical trial costs of $0.6 million for TTP273 in 2016, which was mainly driven by increased cost of the LOGRA study of $1.2 million due to its initiation in January 2016.  This increase was offset by decreases in compound manufacturing costs of $0.6 million; and

•

An increase in other research and development costs of $0.7 million primarily driven by an increase in compensation costs due to share-based compensation expense recognized in 2016 and increases in headcount to support the management of the ongoing clinical trials mentioned above.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $2.3 million during the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $0.4 million, or 16.3%, was due to increases of approximately $0.6 million in compensation expense related to the addition of personnel to support our compliance with public company requirements and the expense related to share-based awards.  Additionally, we saw increases in other costs of approximately $0.3 million related to our transition to a public company.  Such increases were offset by a reduction of approximately $0.5 million in legal and professional service expenses which were higher in the three months ended June 30, 2015 as we prepared for our IPO.

Other Income (Expense), net

Other expense, net recognized in the three months ended June 30, 2015, primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense related to previously outstanding debt obligations and other expense related to the change in the fair value of our contingent distribution liability. Such expenses are no longer being recognized by us after the IPO, as we did not assume the related instruments in the Reorganization Transactions.

Comparison of the six months ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2016	2015	Change
Revenue	$558	$160	$398
Operating expenses:
Research and development	23,484	13,478	10,006
General and administrative	5,253	4,292	961
Total operating expenses	28,737	17,770	10,967
Operating loss	(28,179)	(17,610)	(10,569)
Other income (expense), net	42	(2,615)	2,657
Loss before income taxes	(28,137)	(20,225)	(7,912)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(28,137)	(20,225)	(7,912)
Less: net loss attributable to noncontrolling interest	(19,828)	—	(19,828)
Net loss attributable to vTv Therapeutics Inc.	$(8,309)	$(20,225)	$11,916

Revenues

Revenues were $0.6 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The revenue earned during the six months ended June 30, 2016 and 2015 was primarily attributable to the global license agreement that we entered into with a third party customer in March 2015.

Research and Development Expenses

Research and development expenses were $23.5 million and $13.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses during the period of $10.0 million, or 74.2%, was primarily due to:

•

An increase in clinical trial costs of $7.9 million for azeliragon in 2016 which was mainly driven by an increase of $3.4 million for the ongoing STEADFAST study given increases in enrollment since the prior year period, an increase of $2.7 million in compound manufacturing costs and an increase of $1.6 million due to the initiation of a drug - drug interaction study in 2016;
•

Costs related to TTP399 in 2016 remained relatively consistent with those incurred in 2015, as compound manufacturing costs in the first six months of 2015 corresponded roughly to clinical trial costs related to the AGATA study in 2016;

•

An increase in clinical trial costs of $1.1 million for TTP273 in 2016, which was mainly driven by the increased cost of the LOGRA study of $1.9 million due to its initiation in January 2016 offset by decreases in compound manufacturing costs of $0.7 million; and

•

An increase in other research and development costs of $1.1 million primarily driven by an increase in compensation costs due to share-based compensation expense recognized in 2016 and increases in headcount to support the management of the ongoing clinical trials mentioned above.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $4.3 million during the six months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $1.0 million, or 22.4%, was due to an increase of approximately $1.4 million in compensation expense related to the addition of personnel to support our compliance with public company requirements and the expense related to share-based awards coupled with increases in other costs of approximately $0.4 million related to our transition to a public company.  Such increases were offset by a reduction of approximately $0.8 million in legal and professional service expenses, which were higher in the first half of 2015 as we prepared for our IPO.

Other Income (Expense), net

Other expense, net recognized in the first half of 2015 primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense related to previously outstanding debt obligations and other expense related to the change in the fair value of our contingent distribution liability. Such expenses are no longer being recognized by us after the IPO, as we did not assume the related instruments in the Reorganization Transactions.

Liquidity and Capital Resources

We believe that we will continue to meet our liquidity requirements over at least the next 12 months. We anticipate that we will continue to incur losses for at least the next several years as we continue our clinical trials. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of debt financings, equity offerings, strategic alliances and licensing or collaboration arrangements.

Cash Flows

	Six Months Ended
	June 30,
	2016	2015
(dollars in thousands)
Net cash used in operating activities	$(24,055)	$(18,154)
Net cash used in investing activities	(83)	(33)
Net cash (used in) provided by financing activities	(24)	19,200
Net (decrease) increase in cash and cash equivalents	$(24,162)	$1,013

Operating Activities

For the six months ended June 30, 2016, our net cash used in operating activities increased $5.9 million from the six months ended June 30, 2015.  The increased use of cash was primarily driven by the increased spending on our clinical trials and the related compound manufacturing costs.  These increased uses of cash were partially offset by the timing of payments related to our clinical trial operations and the payments of professional fees related to the IPO in the six months ended June 30, 2015.

Investing Activities

For the six months ended June 30, 2016 and 2015 net cash used in investing activities was insignificant.

 Financing Activities

For the six months ended June 30, 2016, there was no significant net cash used in financing activities, compared to net cash provided by financing activities of $19.2 million for the six months ended June 30, 2015.  The cash provided by financing activities for the six months ended June 30, 2015 consisted of $19.3 million of borrowings under related party loans that we did not assume as part of the Reorganization Transactions.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate significant revenue from drug sales unless and until we obtain regulatory approval of and commercialize azeliragon or any of our other drug candidates. At the same time, we expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our drug candidates. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We will also continue to use cash to fund expenses related to our compliance with requirements applicable to us as a listed public company.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through at least mid-2017. We intend to use our existing cash and cash equivalents to fund our Phase 3 clinical trial, the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon. Our current cash and cash equivalents will not be sufficient for us to complete the STEADFAST Study, and we will need to raise additional capital to complete the development and commercialization of azeliragon. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of debt financings, equity offerings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.

Disclosures About Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commitments disclosure included Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

On May 9, 2016, May 18, 2016 and May 27, 2016, we issued an aggregate of 33,848, 9,240 and 18,279 shares, respectively, of our Class A Common Stock, pursuant to notices of exchange received from certain holders of our Class B Common Stock.  The shares of Class A Common Stock were issued in exchange for an aggregate of 61,367 shares of Class B Common Stock and 61,367 vTv Units, pursuant to the terms of the Exchange Agreement. We issued the shares of Class A Common Stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Pursuant to the Exchange Agreement, the remaining 23,122,576 shares of Class B Common Stock (along with a corresponding number of vTv Units) may be exchanged at any time for (i) shares of Class A Common Stock on a one-for-one basis (for a maximum number of 23,122,576 shares of Class A Common Stock) or (ii) cash (based on the market price of the shares of Class A Common Stock), at the Company’s option, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

Date: August 2, 2016

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