Form 10-Q
period 2016-09-30
vTv Therapeutics Inc.
filed 2016-11-03
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of November 3, 2016
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the nine months ended September 30, 2016	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,058	$88,003
Accounts receivable, net	—	69
Prepaid expenses and other current assets	1,058	1,114
Total current assets	52,116	89,186
Property and equipment, net	493	624
Employee loans receivable - related party	3	49
Other long-term assets	2,103	1,673
Total assets	$54,715	$91,532
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,156	$6,627
Accounts payable and accrued expenses - related party	406	880
Deferred revenue	21	219
Total current liabilities	10,583	7,726
Other liabilities	225	245
Total liabilities	10,808	7,971
Commitments and contingencies
Redeemable noncontrolling interest	155,147	161,531
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 and 9,156,686 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	97	92
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 and 23,655,814 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	232	237
Additional paid-in capital	122,838	117,686
Accumulated deficit	(234,407)	(195,985)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(111,240)	(77,970)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$54,715	$91,532

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$38	$133	$596	$293
Operating expenses:
Research and development	10,636	6,574	33,854	19,106
Research and development - related party	529	585	795	1,532
General and administrative	2,401	2,415	7,654	6,707
Total operating expenses	13,566	9,574	42,303	27,345
Operating loss	(13,528)	(9,441)	(41,707)	(27,052)
Other income (loss), net	2	(1)	2	(851)
Other expense - related party	—	(56)	—	(392)
Interest income (expense), net	21	4	63	(86)
Interest expense, net – related party	—	(328)	—	(1,667)
Loss before income taxes and noncontrolling interest	(13,505)	(9,822)	(41,642)	(30,048)
Income tax provision	—	—	—	—
Net loss before noncontrolling interest	(13,505)	(9,822)	(41,642)	(30,048)
Less: net loss attributable to noncontrolling interest	(9,512)	(5,719)	(29,340)	(5,719)
Net loss attributable to vTv Therapeutics Inc.	$(3,993)	$(4,103)	$(12,302)	$(24,329)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.41)	$(0.49)	$(1.30)	$(3.05)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,691,362	8,305,368	9,495,926	7,976,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2015	$161,531	9,156,686	$92	23,655,814	$237	$117,686	$(195,985)	$(77,970)
Net loss	(29,340)	—	—	—	—	—	(12,302)	(12,302)
Share-based compensation	—	—	—	—	—	1,988	—	1,988
Exchange of Class B Common Stock for Class A Common Stock	(3,164)	536,568	5	(536,568)	(5)	3,164	—	3,164
Change in redemption value of noncontrolling interest	26,120	—	—	—	—	—	(26,120)	(26,120)

Balances at September 30, 2016	$155,147	9,693,254	$97	23,119,246	$232	$122,838	$(234,407)	$(111,240)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(41,642)	$(30,048)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal of PP&E, net	(2)	—
Depreciation expense	216	361
Share-based compensation expense	1,988	304
Change in fair value of contingent distribution	—	695
Non-cash interest expense-distribution payable	—	27
Impairment loss on carrying value of land	—	48
Bad debt expense – related party	—	(2)
Changes in assets and liabilities:
Accounts receivable	69	—
Prepaid expenses and other assets	56	(705)
Employee loans receivable - related party	46	12
Note receivable	—	(20)
Other long-term assets	(268)	(1,594)
Accounts payable and accrued expenses	3,417	1,544
Accounts payable and accrued expenses – related party	(474)	2,094
Deferred revenue	(198)	320
Other liabilities	9	(1,012)
Net cash used in operating activities	(36,783)	(27,976)
Cash flows from investing activities:
Proceeds from sale of assets	4	—
Purchases of property and equipment	(87)	(42)
Net cash used in investing activities	(83)	(42)
Cash flows from financing activities:
Proceeds from issuance of vTv Therapeutics Inc. Class A Common Stock sold in initial public offering, net of offering costs	—	105,773
Debt issuance costs	(50)	—
Payment of offering costs - related party	—	(1,329)
Proceeds from debt issuance – related party	—	19,289
Repayment of long-term obligations	(29)	(89)
Net cash (used in) provided by financing activities	(79)	123,644
Net (decrease) increase in cash and cash equivalents	(36,945)	95,626
Cash and equivalents, beginning of period	88,003	1,384
Cash and equivalents, end of period	$51,058	$97,010
Non-cash activities:
Change in carrying value of net assets and liabilities not transferred to vTv Therapeutics, LLC as part of the Reorganization Transactions	$—	$2,746
Change in redemption value of noncontrolling interest	26,120	209,427
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	3,164	12,461

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its consolidated financial statements. As of September 30, 2016, various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement. Other than its purchase of vTv Units with the net proceeds of the IPO, vTv Therapeutics Inc. has not provided any financial or other support to vTv LLC. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC, although it will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Because vTv Therapeutics Inc. is not a guarantor or obligor with respect to any of the liabilities of vTv LLC, absent any such guarantee or other arrangement, the creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2016, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the nine months ended September 30, 2016 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016 and the results of operations and cash flows for the nine months ended September 30, 2016 and 2015. The December 31, 2015 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

There were no accounts receivable balances outstanding as of September 30, 2016.  Accounts receivable at December 31, 2015 were $0.1 million with one customer representing 100% of this balance.

One and two customers represented 100% of the revenue earned during the three and nine months ended September 30, 2016.  One customer represented 100% of the revenue during the three and nine months ended September 30, 2015.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Collaboration Revenue and Accounts Receivable

The majority of the Company’s collaboration revenue and accounts receivable is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, Calithera will fund up to $1.1 million during the first 12 months of the License Agreement for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors under which the Company has recognized a total of $0.3 million through September 30, 2016.  If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition by a lessee of lease assets and liabilities on its balance sheet for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 18, 2018.  The Company is currently evaluating the guidance to determine the effect it will have on the Company’s Condensed Consolidated Financial Statements.

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

During the three and nine months ended September 30, 2016, the Company has issued non-qualified stock option awards to certain employees of the Company. As of September 30, 2016, the Company had total unrecognized stock-based compensation expense of approximately $5.0 million, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of option grants during the three and nine months ended September 30, 2016 was $3.94 and $4.05 per option, respectively. The aggregate intrinsic value of the awards outstanding at September 30, 2016 was $0.3 million.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the nine months ended September 30, 2016:

Expected volatility	81.57% - 87.23%
Expected life of option, in years	5.00 - 5.99
Risk-free interest rate	1.22% - 1.42%
Expected dividend yield	0.00%

The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2015	971,934	$11.31
Granted	129,500	5.80
Forfeited	(2,000)	9.22
Awards outstanding at September 30, 2016	1,099,434	$10.67
Options exercisable at September 30, 2016	287,825	$11.97
Weighted average remaining contractual term	8.9 Years
Options vested and expected to vest at September 30, 2016	1,058,821	$10.73
Weighted average remaining contractual term	9.0 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$252	$39	$735	$39
General and administrative	429	265	1,253	265
Total share-based compensation expense	$681	$304	$1,988	$304

Note 4:	Commitments and Contingencies

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

During the nine months ended September 30, 2016, 536,568 shares of Class B Common Stock and an equal number of vTv Units were exchanged for 536,568 shares of Class A Common Stock pursuant to the terms of the Exchange Agreement discussed in Note 1.

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

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.5% noncontrolling interest in vTv LLC outstanding as of September 30, 2016 (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2016, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $155.1 million.

Note 7:	Related-Party Transactions

PharmaCore, Inc.

Certain controlling stockholders of the Company also control PharmaCore, Inc. (“PharmaCore”). As such, PharmaCore is considered to be a related party.  The Company purchases chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the three and nine months ended September 30, 2016 and 2015 were $0.5 million and $0.6 million for the three month periods and $0.8 million and $1.5 million for the nine month periods, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. During the three and nine months ended September 30, 2015, the Company recorded interest income of $0.1 million and $0.4 million, respectively, related to this financing. This receivable balance was not contributed to the Company as part of the Reorganization Transactions.

Due to the uncertainty of the receivable’s collectability, the Company had recorded an allowance for uncollectible amounts related to the PharmaCore receivable. During the three and nine months ended September 30, 2015 the Company recognized bad debt expense of $0.1 million and $0.4 million, respectively, on this receivable which is reflected in other income (expense) - related party within the Condensed Consolidated Statements of Operations.

MacAndrews & Forbes Incorporated

As of September 30, 2016, subsidiaries of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) hold 23,084,267 shares of the Company’s Class B Common Stock and 2,400,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 77.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below and in Note 1:

Exchange Agreement

The Company and MacAndrews are party to the Exchange Agreement as discussed in Note 1. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of September 30, 2016, MacAndrews had not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Company and MacAndrews are party to the Tax Receivable Agreement as discussed in Note 1.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2016.

Investor Rights Agreement

The Company is party to the Investor Rights Agreement with M&F, as a successor in interest to vTv Therapeutics Holdings, as discussed in Note 1.

Note 8:	Income Taxes

As a result of the IPO, the Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three and nine months ended September 30, 2016. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 1, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which are probable to occur which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2016.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(13,505)	$(9,822)	$(41,642)	$(30,048)
Less: Net loss attributable to noncontrolling interests	(9,512)	(5,719)	(29,340)	(5,719)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(3,993)	$(4,103)	$(12,302)	$(24,329)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,691,362	8,305,368	9,495,926	7,976,183
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.41)	$(0.49)	$(1.30)	$(3.05)

For the three and nine months ended September 30, 2016, 1,099,434 stock options were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been antidilutive. No such awards were outstanding as of September 30, 2015.

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock. However, the 23,119,246 outstanding shares of Class B Common Stock were determined to be antidilutive for the three and nine months ended September 30, 2016. Therefore, they are not included in the computation of diluted net loss per share.

Note 10:Subsequent Events

On October 28, 2016, the Company and vTv LLC entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) under which the Company and vTv LLC may borrow up to $25.0 million in three tranches of $12.5 million, $7.5 million and $5.0 million, respectively.

The Company borrowed the first tranche of $12.5 million upon closing of the transaction on October 28, 2016.  Subject to certain customary funding conditions, the second tranche of $7.5 million and the third tranche of $5.0 million are available for borrowing by the Company no later than March 31, 2017 and June 30, 2017, respectively.  Availability of the third tranche is also subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of the Company’s main drug candidates.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company has agreed to repay the first tranche of $12.5 million on an interest only basis monthly until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date for the first tranche loan on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  The Company has agreed to repay any amounts advanced under the second and third tranches of $7.5 million and $5.0 million, respectively, in 18 monthly payments of interest only followed by 24 equal monthly payments of principal plus accrued interest through the scheduled maturity date for such loans which is 42 months following the date the Company draws down the second or third tranche loans, as applicable.  In addition, a final payment equal to $0.5 million will be due on the scheduled maturity date for the second tranche loan and a final payment of $0.3 million will be due on the scheduled maturity date for the third tranche loan, or on such earlier date specified in the Loan Agreement.

If the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property.  Subject to certain conditions related to the Company’s Phase 3 clinical trial of azeliragon, the Company may be required to grant a security interest in its intellectual property.  The Company has agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company issued and is obligated to issue to the Lenders warrants to purchase shares of the Company’s Class A Common Stock (the “Warrants”).  On October 28, 2016, the Company issued Warrants to purchase 152,580 shares of its Class A Common Stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. Additionally, to the extent the second tranche is borrowed under the Loan Agreement, the Company is obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 3.0% of the principal amount of the second tranche upon funding of the second tranche.  To the extent that the third tranche is borrowed under the Loan Agreement, the Company is obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 6.0% of third loan tranche upon funding of the third tranche.  In each instance, the Warrants have or will have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon, is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), and we have commenced patient enrollment in a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we have recently completed our Phase 2b clinical trial (the “AGATA Study”) with positive results, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we completed enrollment in a Phase 2 clinical trial in August 2016.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through September 30, 2016, we (including our Predecessors) have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt obligations and the completion of our IPO in August 2015.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidate, azeliragon, for the treatment of AD;
•	seek to obtain regulatory approvals for azeliragon;
•	prepare for the potential commercialization of azeliragon;
•	begin outsourcing the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs, including our type 2 diabetes programs, TTP399 and TTP273;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management systems and personnel, including personnel to support our obligations as a public company.

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

Glucokinase Activator Program Update

TTP399 is an orally administered, small molecule, liver-selective GKA in development as a new potential oral anti-diabetic drug (“OAD”) for the treatment of type 2 diabetes with a novel mechanism of action. Liver-selective activation of glucokinase (“GK”) that seeks to provide intensive glycemic control without inducing significant hypoglycemia. If approved, we believe TTP399 would compete primarily with other OADs, including DPP-4 and SGLT-2 inhibitors. Our trials for TTP399 suggest that our approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids and liver toxicity. Further, we believe that TTP399, if approved, has the potential to normalize glycosylated hemoglobin (“HbA1c”) levels without having contraindication for renal impairment and with little risk of pancreatitis. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We are continuing to explore options for further development of this product alone or in collaboration with a partner.

Glucokinase Activator Clinical and Regulatory Overview

In August 2016 we completed the AGATA Study, a 190-patient Phase 2b clinical study for TTP399. Topline results for this study showed achievement of the primary endpoint of statistically significant change from baseline in HbA1c at six months of daily administration of 800 mg of TTP399. A total of 110 patients completed the six-month trial with 26 in the 800 mg arm.  The reduction in HbA1c was dose-dependent and sustained throughout the duration of the study. TTP399 was also found to be well-tolerated.

We have completed eleven clinical trials of TTP399, summarized in the table below. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia.

Study	Phase	Study Description	Completion Date
AGATA	Phase 2b	Multiple site, six-month, double-blind, parallel, repeat-dosing study to evaluate safety and efficacy	August 2016
TPP399-201	Phase 2a	Multiple site, six-week double-blind, parallel, repeat-dosing study to characterize PK and PD profiles in type 2 diabetes patients not well controlled on metformin	September 2012
GK01-117	Phase 1	A drug-drug interaction study with statins	October 2012
GK01-115	Phase 1	An open-label, single-dose, four-way crossover study in 30 healthy male subjects to compare PK of four formulations	November 2011
GK01-115	Phase 1	Single dose study healthy volunteers (“HV”) absolute and regional bioavailability	August 2011
TTP399-107	Phase 1	Capsule versus tablet bioavailability	May 2010
TTP399-106	Phase 1b	Ten day multi-dose study in diabetic patients not controlled on metformin	November 2010
TTP399-104	Phase 1	Single dose study HV encapsulated tablet	April 2009
TTP399-103	Phase 1	Ten day multi-dose study in HV	June 2009
TTP399-102	Phase 1b	Ten day multi-dose study in naïve diabetics	August 2008
TTP399-101	Phase 1	Single dose study in HV	December 2007

Completed Phase 2b AGATA Study

In August 2016 we completed a Phase 2b clinical trial of TTP399, the AGATA Study, which was a six-month trial to demonstrate proof-of-concept that the benefits from TTP399 could be sustained over time. The AGATA Study was a multi-center adaptive Phase 2b, randomized, double-blind, placebo- and active- (sitagliptin) controlled, parallel group trial to evaluate the safety and efficacy of TTP399 following six months of administration in 190 subjects with type 2 diabetes on a stable dose of metformin. The AGATA Study included subjects across four arms, including two doses of TTP399 (400 mg and 800 mg), sitagliptin, which is a DPP-4 inhibitor, and placebo.

The primary endpoint of the AGATA Study was the change from baseline in HbA1c at six months. The secondary endpoints, for which results have not been announced, included subject achievement of HbA1c < 7% at six months, subject achievement of HbA1c < 6.5% at six months, plasma glucose, lipids (triglycerides, total cholesterol, HDL cholesterol, and LDL cholesterol), insulin, lactate, C-peptide, glucagon, GLP-1 and body weight.

In the trial, TTP399 demonstrated achievement of the primary endpoint of statistically significant change from baseline in HbA1c at six months of daily administration of 800 mg of TTP399. The reduction in HbA1c was dose-dependent and sustained throughout the duration of the study. TTP399 was also found to be well-tolerated.  We are currently preparing a manuscript with more details of the results which will be submitted for publication to a major medical journal.

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

From the inception of our Predecessors, through September 30, 2016, we have incurred approximately $491.1 million in research and development expenses.

Our research and development expenses by project for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct research and development expense:
Azeliragon	$6,287	$3,183	$21,372	$10,395
TTP399	749	1,178	2,396	2,947
TTP273	1,228	951	3,151	1,768
Other projects	685	54	1,139	686
Indirect research and development expense	2,216	1,793	6,591	4,842
Total research and development expense	$11,165	$7,159	$34,649	$20,638

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

Other Income (Expense), Net

Other income (expense), net primarily consists of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense and other expense related to the change in the fair value of an obligation to make distributions to a former officer in exchange for the repurchase of the officer’s predecessor company units (the “Contingent Distributions”). Such expenses have not been recognized by us after the IPO as the related instruments were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2016	2015	Change
Revenue	$38	$133	$(95)
Operating expenses:
Research and development	11,165	7,159	4,006
General and administrative	2,401	2,415	(14)
Total operating expenses	13,566	9,574	3,992
Operating loss	(13,528)	(9,441)	(4,087)
Other income (expense), net	23	(381)	404
Loss before income taxes	(13,505)	(9,822)	(3,683)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(13,505)	(9,822)	(3,683)
Less: net loss attributable to noncontrolling interest	(9,512)	(5,719)	(3,793)
Net loss attributable to vTv Therapeutics Inc.	$(3,993)	$(4,103)	$110

Revenue

Revenue was insignificant for the three months ended September 30, 2016 and were $0.1 million for the three months ended September 30, 2015. The revenue earned during the three months ended September 30, 2015 was primarily attributable to the global license agreement that we entered into with a third party customer in March 2015.

Research and Development Expenses

Research and development expenses were $11.2 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses during the period of $4.0 million, or 56.0%, was primarily due to:

•

An increase in clinical trial costs of $3.1 million for azeliragon in 2016 which was mainly driven by an increase of $2.6 million for the ongoing STEADFAST study due to higher enrollment in the 2016 period coupled with an increase of $0.4 million due to the initiation of a drug - drug interaction and other supporting studies in 2016;

•	Costs related to TTP399 in 2016 decreased $0.4 million from the three months ended September 30, 2015, due to the completion of the AGATA study in August 2016;
•

An increase in clinical trial costs of $0.3 million for TTP273 in 2016, as increases in costs of the LOGRA study, which was initiated in January 2016, outweighed the reduction in compound manufacturing costs that were incurred in the prior year period in preparation for the study; and

•

An increase in other research and development costs of $0.4 million primarily driven by an increase in compensation costs due to share-based compensation expense recognized in 2016 as headcount was increased to support the management of the clinical trials mentioned above.

General and Administrative Expenses

General and administrative expenses remained consistent between the three months ended September 30, 2016 and 2015 as increases in compensation expense costs related to the addition of personnel to support our compliance with public company requirements and the expense related to share-based awards were offset by decreases in legal and professional fees, which were higher in the third quarter of 2015 due to our IPO.

Other Income (Expense), net

Other expense, net recognized in the three months ended September 30, 2015, primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense related to previously outstanding debt obligations and other expense related to the change in the fair value of our contingent distribution liability. Such expenses have not been recognized by us after the IPO, as we did not assume the related instruments in the Reorganization Transactions.

Comparison of the nine months ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2016	2015	Change
Revenue	$596	$293	$303
Operating expenses:
Research and development	34,649	20,638	14,011
General and administrative	7,654	6,707	947
Total operating expenses	42,303	27,345	14,958
Operating loss	(41,707)	(27,052)	(14,655)
Other income (expense), net	65	(2,996)	3,061
Loss before income taxes	(41,642)	(30,048)	(11,594)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(41,642)	(30,048)	(11,594)
Less: net loss attributable to noncontrolling interest	(29,340)	(5,719)	(23,621)
Net loss attributable to vTv Therapeutics Inc.	$(12,302)	$(24,329)	$12,027

Revenue

Revenue was $0.6 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. The revenue earned during the nine months ended September 30, 2016 and 2015 was primarily attributable to the global license agreement that we entered into with a third party customer in March 2015.

Research and Development Expenses

Research and development expenses were $34.6 million and $20.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses during the period of $14.0 million, or 67.9%, was primarily due to:

•

An increase in clinical trial costs of $11.0 million for azeliragon in 2016 which was mainly driven by an increase of $6.5 million for the ongoing STEADFAST study as enrollment has continued, an increase of $2.4 million in compound manufacturing costs and an increase of $1.8 million due to the initiation of a drug - drug interaction study in 2016;

•

Costs related to TTP399 decreased approximately $0.6 million which was driven by decreases in compound manufacturing costs driven by the sourcing of drug product for the AGATA study in the nine months September 30, 2015;

•

An increase in clinical trial costs of $1.4 million for TTP273 in 2016, which was mainly driven by the increased cost of the LOGRA study of $2.6 million due to its initiation in January 2016 offset by decreases in compound manufacturing costs of $1.3 million; and

•

An increase in other research and development costs of $1.7 million primarily driven by an increase in compensation expense due to share-based compensation expense recognized in 2016 as headcount was increased to support the management of the clinical trials mentioned above.

General and Administrative Expenses

General and administrative expenses were $7.7 million and $6.7 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $0.9 million, or 14.1%, was due to an increase of approximately $1.6 million in compensation expense related to the addition of personnel to support our compliance with public company requirements and the expense related to share-based awards coupled with increases in other costs of approximately $0.5 million related to our transition to a public company.  Such increases were offset by a reduction of approximately $1.0 million in legal and professional service expenses, which were higher in the first half of 2015 as we prepared for our IPO.

Other Income (Expense), net

Other expense, net recognized in the first nine months of 2015 primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as interest expense related to previously outstanding debt obligations and other expense related to the change in the fair value of our contingent distribution liability. Such expenses are no longer being recognized by us after the IPO, as we did not assume the related instruments in the Reorganization Transactions.

Liquidity and Capital Resources

We anticipate that we will continue to incur losses for at least the next several years as we continue our clinical trials. While we believe that we will continue to meet our liquidity requirements over at least the next 12 months, we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we expect that we will need additional capital to continue to fund our operations.  In October 2016, we entered into a $25.0 million loan agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”), which is described in more detail below.  Additionally, based on the positive results seen from our AGATA study in August 2016, we have begun discussions with other pharmaceutical companies regarding possible partnering opportunities for our GKA program which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.

Debt Transaction

On October 28, 2016, we and vTv LLC entered into the Loan Agreement which allows us and vTv LLC to borrow $12.5 million initially. Subject to certain customary funding conditions, the second tranche of $7.5 million and the third tranche of $5.0 million are available for borrowing by us no later than March 31, 2017 and June 30, 2017, respectively.  Availability of the third tranche is also subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of our main drug candidates.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

We have agreed to repay the first tranche of $12.5 million on an interest only basis monthly until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date for the first tranche loan on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  We have agreed to repay any amounts advanced under the second and third tranches of $7.5 million and $5.0 million, respectively, in 18 monthly payments of interest only followed by 24 equal monthly payments of principal plus accrued interest through the scheduled maturity date for such loans, which is 42 months following the date we draw down the second or third tranche loans, as applicable.  In addition, a final payment equal to $0.5 million will be due on the scheduled maturity date for the second tranche loan and a final payment of $0.3 million will be due on the scheduled maturity date for the third tranche loan, or on such earlier date specified in the Loan Agreement.

If we repay all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, we issued and are obligated to issue to the Lenders warrants to purchase shares of our Class A common stock (the “Warrants”).  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. Additionally, to the extent the second tranche is borrowed under the Loan Agreement, we are obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 3.0% of the principal amount of the second tranche upon funding of the second tranche.  To the extent that the third tranche is borrowed under the Loan Agreement, we are obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 6.0% of third loan tranche upon funding of the third tranche.  In each instance, the Warrants have or will have an exercise price equal to the lower of (a) the volume weighted average price per share of our Class A common stock, as reported on the principal stock exchange on which our Class A common stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of our Class A common stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
(dollars in thousands)
Net cash used in operating activities	$(36,783)	$(27,976)
Net cash used in investing activities	(83)	(42)
Net cash (used in) provided by financing activities	(79)	123,644
Net (decrease) increase in cash and cash equivalents	$(36,945)	$95,626

Operating Activities

For the nine months ended September 30, 2016, our net cash used in operating activities increased $8.8 million from the nine months ended September 30, 2015.  The increased use of cash was primarily driven by the increased spending on our clinical trials and the related compound manufacturing costs.  These increased uses of cash were partially offset by the timing of payments related to our clinical trial operations and the payments of professional fees related to the IPO in the nine months ended September 30, 2015.

Investing Activities

For the nine months ended September 30, 2016 and 2015, net cash used in investing activities was insignificant.

 Financing Activities

For the nine months ended September 30, 2016, there was no significant net cash used in financing activities, compared to net cash provided by financing activities of $123.6 million for the nine months ended September 30, 2015.  The cash provided by financing activities for the nine months ended September 30, 2015 consisted $104.4 million of proceeds from our IPO and $19.3 million of borrowings under related party loans that we did not assume as part of the Reorganization Transactions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and funds available to us under our Loan Agreement will enable us to fund our operating expenses and capital requirements through 2017. We intend to use our existing cash and cash equivalents to fund our Phase 3 clinical trial, the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon.  However, our current cash, cash equivalents and funds available to us under our Loan Agreement will not be sufficient for us to complete the STEADFAST Study, and we will need to raise additional capital to complete the development and commercialization of azeliragon.  We also plan to pursue partnering arrangements with other pharmaceutical companies for our GKA program.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of debt financings, equity offerings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those provided to us under the terms of the Loan Agreement as discussed above. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.

Disclosures About Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commitments disclosure included Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, our exposure to market risk is limited to our cash, cash equivalents and marketable securities, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

We do not have any material foreign currency exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

On July 8, 2016 and August 29, 2016, we issued an aggregate of 430 and 2,900 shares, respectively, of our Class A Common Stock, pursuant to notices of exchange received from certain holders of our Class B Common Stock.  The shares of Class A Common Stock were issued in exchange for an aggregate of 3,330 shares of Class B Common Stock and 3,330 vTv Units, pursuant to the terms of the Exchange Agreement. We issued the shares of Class A Common Stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Pursuant to the Exchange Agreement, the remaining 23,119,246 shares of Class B Common Stock (along with a corresponding number of vTv Units) may be exchanged at any time for (i) shares of Class A Common Stock on a one-for-one basis (for a maximum number of 23,119,246 shares of Class A Common Stock) or (ii) cash (based on the market price of the shares of Class A Common Stock), at the Company’s option, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

Date: November 3, 2016

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