Form 10-K
period 2016-12-31
vTv Therapeutics Inc.
filed 2017-02-24
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2016 (based on the closing sale price as reported on the NASDAQ) was $42,277,696.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 24, 2017.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) of this form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2016

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have commenced patient enrollment and have successfully completed the enrollment of sub-study A in a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we have completed a Phase 2b clinical trial (the “AGATA Study”) in August 2016, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we have completed a Phase 2 clinical trial (the “LOGRA Study”) in December 2016. We have three additional programs in various stages of preclinical and clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

Our Pipeline

We discovered our drug candidates internally using our proprietary drug discovery platform, TTP Translational Technology. The following table summarizes our current leading drug candidates and their respective stages of development:

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

Our Strategy

Our goal is to leverage our powerful pipeline of orally administered, small molecule drug candidates to deliver novel, differentiated therapies to fill significant unmet medical needs. As key components of our strategy, we intend to:

•

Continue Phase 3 enrollment and seek regulatory approval of azeliragon as a potential disease-modifying treatment for patients with mild AD. We initiated the STEADFAST Study in April 2015 after receiving positive results from an analysis of data collected in our Phase 2b clinical trial of azeliragon in mild-to-moderate AD patients. The STEADFAST Study is being conducted under an FDA-agreed SPA and will serve as a registration trial for regulatory approval in the United States. We have successfully completed the enrollment of sub-study A of the STEADFAST Study and we expect to report topline data from sub-study A in early 2018 and from sub-study B in the second half of 2018. If results from sub-study A are favorable, we plan to initiate discussions with the FDA regarding an NDA for azeliragon in early 2018 and submit the NDA in late 2018 or early 2019. Additionally, the FDA granted Fast Track designation to azeliragon based on its potential as a disease-modifying therapy.

•

Evaluate strategic collaborations for the commercialization of azeliragon. We plan to seek strategic collaborations for the commercialization of and marketing of azeliragon in the United States and the rest of the world.

•

Seek strategic collaborations for the continued development and commercialization of our type 2 diabetes programs. With the positive topline results from our Phase 2 clinical trials of TTP399 and TTP273 in 2016, we plan to seek strategic collaborations with other pharmaceutical companies for the continued development of these investigational drug candidates as well as their potential commercialization and marketing in the United States and the rest of the world. We believe both compounds have the potential to establish significant market share in the type 2 diabetes market.

•

Continue development of additional pipeline programs and seek strategic development partners for those programs. We intend to continue developing our other drug candidates, while simultaneously evaluating strategic collaborations as they may arise.

Our Alzheimer’s Program – Azeliragon

Alzheimer’s Disease and the Role of RAGE in its Onset

AD is a progressive neurodegenerative disorder that slowly destroys memory and thinking skills, and eventually the ability to carry out simple tasks. Its symptoms include cognitive dysfunction, memory abnormalities, progressive impairment in activities of daily living and a host of behavioral and neuropsychiatric symptoms. The exact cause of AD is unknown, however, genetic and environmental factors are established contributors. Amyloid Beta (“Aβ”) plaques and neurofibrillary tangles of tau protein in the brain are believed to be the main causes of the disease, leading to loss of neuronal connectivity in the brain.

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

Current Treatments of Alzheimer’s Disease and Their Limitations

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

Our Solution: Azeliragon

Azeliragon is an orally administered, small molecule investigational drug candidate that has the potential to be among the first FDA approved disease-modifying AD therapeutics due to its novel mechanism of action of inhibiting RAGE. Because of that potential, azeliragon has been awarded Fast Track designation by the FDA. The FDA grants Fast Track designation to facilitate the development and expedite the review of drugs intended to treat serious diseases or conditions and fill an unmet medical need. We have demonstrated that azeliragon is a potent and selective inhibitor of RAGE and, in an analysis of data collected in our Phase 2b clinical trial, azeliragon slowed the progression of cognitive decline in mild and mild-to-moderate AD patients. Azeliragon has the potential to offer a novel modality in AD therapeutics, and we are not aware of any other clinical-stage drugs targeting RAGE. Because there are currently no approved disease-modifying treatments for AD and since currently approved treatments are focused on symptom relief, we believe that azeliragon represents a potential new approach for the treatment of AD. In addition, we believe that in order to successfully treat and combat the physiological progression of AD, a disease-modifying therapeutic must act on multiple causes, or etiologies, of the disease. Unlike development stage disease-modifying treatments that target a singular cause of AD, azeliragon is designed to inhibit RAGE, which affects multiple aspects of AD etiology, including Aβ transport into the brain, the phosphorylation of tau, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity.  To date, we have completed six Phase 1 and three Phase 2 clinical trials of azeliragon.

Ongoing Phase 3 STEADFAST Study

We initiated our Phase 3 clinical trial, the STEADFAST Study, in April 2015 pursuant to an SPA with the FDA and we have successfully completed the enrollment of sub-study A. The STEADFAST Study, which is being conducted in the United States as well as certain foreign jurisdictions, is a randomized, double-blind, parallel group, 18-month trial in patients with mild AD, which is the population that showed greater benefit from azeliragon in an analysis of our Phase 2b trial with patients on standard of care of AChEIs and/or memantine. For the purposes of the STEADFAST Study, patients with a Mini-Mental State Examination (“MMSE”) score of 21 to 26 are considered to have mild AD. The study is conducted under a single protocol and will enroll 800 patients in total, divided equally across two independent 400-patient sub-studies, in which each subject will receive either a 5 mg/day dose of azeliragon or placebo, randomized on a one-to-one basis, added to the standard of care. The sub-studies are independently powered to demonstrate statistically significant differences in co-primary endpoints at month 18. The STEADFAST Study, if successful, will serve as the basis for filing an NDA in the United States and may also serve as a pivotal trial for marketing applications in other jurisdictions. Patients completing the STEADFAST Study may be able to participate in an open-label extension trial until the earlier of the commercial availability of azeliragon, if approved or 24 months from the date of their last visit.

The co-primary endpoints for the STEADFAST Study, the change from baseline in the Alzheimer’s Disease Assssment Scale-Cognitive Subscale (“ADAS-COG11”) and the Clinical Dementia Rating Scale Sum of Boxes (“CDR-SB”) scores, are designed to establish efficacy by demonstrating a slowing in the loss of cognition and function in AD patients treated with azeliragon. We are evaluating multiple secondary endpoints, including the key secondary endpoint of MRI brain volumetric measures. We believe that MRI imaging for volumetric measures has the potential to demonstrate modification of the underlying disease by azeliragon.  Sub-study A completed enrollment in September 2016 and topline results are expected in early 2018.  We expect to complete enrollment in sub-study B in June 2017, and topline results from sub-study B are expected in late 2018. If results from sub-study A are favorable, we plan to initiate discussions with the FDA regarding an NDA for azeliragon in early 2018 and submit the NDA in late 2018 or early 2019.

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

The primary endpoint of the study was to impede the progression of AD over 18 months as measured by the change from baseline in ADAS-COG11 score. The secondary endpoints included the changes in global, functional, cognitive and behavioral attributes as measured by CDR-SB, the Alzheimer’s Disease Cooperative Study Activities of Daily Living (“ADCS-ADL”), MMSE and Neuropsychiatric Inventory (“NPI”).

Azeliragon, at the 5 mg/day dose, met its pre-specified ADAS-COG11 endpoint demonstrating a statistically significant 3.1 point difference (p = 0.008) versus placebo at 18 months in patients with mild-to-moderate AD. The results of the primary ADAS-COG11 endpoint are summarized in the figure below.

The above analysis utilizes the analysis of covariance, or ANCOVA, to determine statistical significance, with multiple imputation method to handle missing data, as specified in the protocol for the trial. Additional preplanned statistical analyses of the primary endpoint data, including complete cases ANCOVA, last observation carried forward ANCOVA, generalized estimating equations and mixed model repeated measures, demonstrated that, in each analysis, azeliragon produces statistically significant differences from placebo on ADAS-COG11 (p<0.05).

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

A second pre-specified interim analysis, which did not include the population receiving the discontinued 20 mg/day dose, was conducted approximately 12 months after all subjects were randomized to compare only the 5 mg/day dose versus placebo for futility and safety. While this second pre-specified interim analysis also raised no concerns regarding safety in the low-dose group, the criterion for futility was met, and the Data Safety Monitoring Board (“DSMB”), recommended discontinuation of the study. Pfizer elected then to discontinue the study. The futility analysis was conducted using data from only 84 patients, rather than the full population of 266 patients, and the data used in the analysis had not yet undergone rigorous database monitoring and error correction. Prior to the final database lock but after the decision to discontinue the study, data entry and scoring errors were found and corrected. Subsequent to the final database lock, we and independent statisticians attempted to replicate the results of Pfizer’s futility analysis but were unable to do so.

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

Efficacy in Mild AD Patients

Azeliragon at the 5 mg/day dose showed more pronounced efficacy in the mild AD sub-population (MMSE score 21-26) compared to patients with moderate AD (MMSE score 14-20). In the mild AD sub-population including 73 subjects randomized to receive drug, azeliragon exhibited a statistically significant 4.0-point difference (p=0.018) in the ADAS-COG11 score relative to the placebo arm, which included 68 subjects. In addition, while the study was not powered to show statistical significance in global, functional, behavioral and cognitive secondary endpoints, the mild AD sub-population demonstrated more pronounced favorable effects in those endpoints, including a statistically significant 1.0-point difference in the CDR-SB score (p=0.02) compared to the placebo group. The additional secondary endpoints demonstrated numerical improvements of 3.2 for the ADCS-ADL score, 1.1 for the MMSE score and 3.1 for the NPI score.

The results of the primary ADAS-COG11 endpoint in the mild AD population are summarized in the figure below.

The results of the secondary endpoints in the mild AD population are summarized in the following figures, which, in each case, illustrate potential benefits of azeliragon versus placebo.

Azeliragon Effects on Global,
Functional, Behavioral and Cognitive Secondary Endpoints
Mild AD (MMSE 21-26)

Adverse Events (Mild to Moderate AD Patients)

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

Of particular note, there was a statistically significant lower incidence of psychiatric AEs in patients receiving 5 mg/day compared to placebo. This was evidenced by a statistically significant lower incidence of anxiety symptoms, along with numerically lower incidence of agitation, depression, sleep disorders, restlessness, aggression and confusion/disorientation.

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

Our Diabetes Programs – Glucokinase Activator and GLP-1r Agonist

Diabetes Overview

A person suffering from type 2 diabetes does not produce or properly use insulin (a hormone necessary for allowing uptake of sugar from the bloodstream so that it may be converted into energy). In type 2 diabetes, the secretion of insulin from the pancreas and the action of insulin on tissues such as fat and muscle are both abnormal. Type 2 diabetics produce insulin, but insulin production and use both decrease over time as the disease progresses, ultimately requiring insulin administration to manage the disease. Obesity is generally considered the major contributor to the development of type 2 diabetes. As the global obesity epidemic expands, the increase in the number of type 2 diabetes patients has and is expected to continue. With the increasing incidence and prevalence of type 2 diabetes, we believe there is a significant unmet medical need for treatment alternatives with improved efficacy and safety.

Current Treatments for Diabetes and Their Limitations

The current treatment paradigm for diabetes focuses on lifestyle changes, including weight loss, if applicable, as well as medications to manage blood glucose levels. Obesity is generally considered the major contributor to the development of type 2 diabetes, and weight loss alone is associated with improvements in glycemic parameters. Optimal glycemic control is the treatment goal in diabetic patients to prevent the risk of long-term microvascular complications. There are currently several classes of drugs approved to improve glycemic control in patients with diabetes, including injectable drugs and oral anti-diabetic drugs (“OADs”). Existing injectable therapies include most forms of insulin therapy and GLP-1r agonists. Existing OADs include metformin, sulfonylureas and thiazolidinediones, with the addition of two new classes in the past few years, DPP-4 and SGLT-2 inhibitors, driving the OAD market’s growth. Despite the range of available therapies, diabetic patients have difficulty achieving and maintaining consistent glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association, and eventually progress to insulin use. Failure to attain or maintain glycemic control over time raises a patient’s risk of disease progression with the attendant loss of control and progression to potentially serious complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage. We believe the continued and significant unmet medical need for diabetes treatments is demonstrated by the commercial success of DPP-4 inhibitors, a new class of OADs which were first approved in the United States in 2006 and achieved annual sales of $5.2 billion in 2013.

We expect our diabetes investigational drug candidates, if approved, to compete in the non-insulin therapy market, currently comprised of OADs and injectable GLP-1r agonists. OADs are the preferred first line treatment by physicians (primary care and endocrinologists), payors and patients given their ease of use, convenience and no training requirements. The goal of these therapies is to delay the progression to insulin dependence (see the figure below). Despite the availability of multiple oral therapies and the introduction of new oral therapies (DPP-4 and SGLT-2 inhibitors) with novel mechanisms, which are used both as monotherapy and in combination with other agents, there remains a lack of differentiation and inadequate efficacy. While GLP-1r agonists are generally considered to have superior efficacy compared with OADs, primary care physicians and patients continue to prefer oral agents for their ease of use and improved patient compliance versus injectables. There remains an unmet medical need in the OAD class for a drug that mimics the superiority of GLP-1r agonists and reduces the incidence of hypoglycemia.

Progression of type 2 diabetes and treatment intensification using commonly prescribed oral and injectable diabetes drugs is summarized below.

Our Solutions: Glucokinase Activator and GLP-1r Agonist

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

Many competitors have tried to develop drugs that act as GKAs. Previously identified GKAs evaluated in the clinic for the treatment of type 2 diabetes demonstrate improved glucose control; however, these GKAs showed increased incidence of hypoglycemia and hyperlipidemia and an apparent lack of durability. These liabilities have been correlated to hyperstimulation of the β-cells in a glucose independent manner and/or the accumulation of lipids in the liver, consistent with the disruption of GK and the glucokinase regulatory protein (“GKRP”) interaction by these GKAs. Thus, liver-selective compounds that do not activate GK in pancreatic β-cells or affect the GK-GKRP interaction in the liver are expected to demonstrate a superior profile in comparison to previously identified GKAs.

TTP399

TTP399 is an orally administered, small molecule, liver-selective GKA in development as a new potential OAD for the treatment of type 2 diabetes with a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control without inducing significant hypoglycemia. If approved, we believe TTP399 would compete primarily with other OADs, including DPP-4 and SGLT-2 inhibitors. Our trials for TTP399 suggest that our approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids and liver toxicity. Further, we believe that TTP399, if approved, has the potential to normalize HbA1c levels without having contraindication for renal impairment and with little risk of pancreatitis. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We are continuing to explore options for further development of this product alone or in collaboration with a partner.

We have completed nine Phase 1 and two Phase 2 clinical trials of TTP399. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia.

Completed Phase 2b AGATA Study

In August 2016, we completed a Phase 2b clinical trial of TTP399, the AGATA Study, which was a six-month trial to demonstrate proof-of-concept that the benefits from TTP399 could be sustained over time. The AGATA Study was a multi-center adaptive Phase 2b, randomized, double-blind, placebo- and active- (sitagliptin) controlled, parallel group trial to evaluate the safety and efficacy of TTP399 following six months of administration in 190 subjects with type 2 diabetes on a stable dose of metformin. Patients had a baseline HbA1c of 7.0 - 9.5%. The AGATA Study included subjects across four arms, including two doses of TTP399 (400 mg and 800 mg), sitagliptin, which is a DPP-4 inhibitor, and placebo.

The primary endpoint of the AGATA Study was the change from baseline in HbA1c at six months. The secondary endpoints, included subject achievement of HbA1c < 7% at six months, subject achievement of HbA1c < 6.5% at six months, plasma glucose, lipids (triglycerides, total cholesterol, HDL cholesterol, and LDL cholesterol), insulin, lactate, C-peptide, glucagon, GLP-1 and body weight.

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

GLP-1r Agonist

The Role of GLP-1r Activation in Diabetes

GLP-1r is a class B, G protein-coupled receptor that regulates important physiological and pathological processes related to type 2 diabetes. GLP-1r stimulation as a therapeutic modality has been validated by the approval of peptide GLP-1r agonists, such as exendin-4 (Byetta) and liraglutide (Victoza). Subcutaneous administration of these peptides lowers blood glucose, decreases HbA1c levels and reduces weight.  However the injectable method of administration has limited their use. This injectible class of peptides is associated with gastrointestinal side effects (nausea and vomiting). Despite the clinical success observed with the injectable peptides, no orally available GLP-1r agonists have demonstrated similar success to date.

TTP273

TTP273 is a potential first-in-class, orally administered, small molecule, non-peptide GLP-1r agonist. Our past proof-of-concept study with our first generation product, TTP054, demonstrated reductions in HbA1c similar to marketed GLP-1r agonists, and our trials indicated that TTP273 may have acceptable tolerability, as shown through low incidence of gastrointestinal AEs and no antibody formation. We believe an orally administered GLP-1r agonist that mimics the metabolic effects of GLP-1r showing enhanced glycemic control, an improved lipid profile and weight loss, without causing the gastrointestinal side effects typical of this class of compounds, would offer a competitive advantage compared to GLP-1r targeted treatment options currently available. For these reasons, we believe TTP273 has the potential to expand the use of GLP-1r agonists for the treatment of type 2 diabetes.

We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. Additionally, we have completed nine Phase 1 clinical trials and one Phase 2 clinical trial of TTP054, which was a predecessor orally administered GLP-1r agonist. In our Phase 1 and Phase 2 clinical trials, TTP273 and TTP054 have been well tolerated with negligible incidences of nausea and vomiting. Based on the results of our completed Phase 1 and 2 clinical trials of TTP273 and TTP054, we believe our orally administered GLP-1r agonists have the potential to provide both superior efficacy and tolerability versus peptide GLP-1r analogues.

Completed Phase 2 LOGRA Study

Our completed Phase 2 LOGRA study of TTP273 was a 12-week study conducted in 30 centers in the United States in 174 patients with Type 2 diabetes on stable doses of metformin. In the LOGRA study, the patients were randomized to receive either placebo or TTP273 at doses of 150 mg once or twice daily.  Patients in the once and twice daily treatment arms had mean placebo-subtracted HbA1c differences of -0.86 percent and -0.71 percent, respectively. HbA1c increased by 0.15 percent in patients randomized to placebo. Although the study was not powered to demonstrate weight loss, trends were observed with patients losing on average 0.9 kg and 0.6 kg in the once and twice daily arms, respectively. We are continuing to analyze the full study results.

Completed Phase 2 Study (TTP054-201)

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

Our proof-of-concept trial showed statistically significant change in the average level of blood sugar as measured by HbA1c from baseline as compared to placebo. In the trial, there was a reduction of 1% HbA1c in the target population (A1c 8-10%) This reduction was consistent with published data for marketed GLP-1 mimetics (exenatide) in studies of similar duration.

These clinical trials showed that our investigational GLP-1r agonists had negligible incidences of AEs and no increased risk of hypoglycemia when compared to placebo. In our completed Phase 2 trial of TTP054, a total of 178 AEs were reported by 69 of 184 patients, or 38%. The proportion of patients reporting at least one AE was highest in the TTP054 800 mg/day dose group at 45% versus 40% in the placebo group. The proportion of patients that reported at least one AE were lowest in the 400 mg and 200 mg dose groups at 27% and 37%, respectively.

Overall, in our Phase 2 trial, TTP054 was well-tolerated. There were no hypoglycemia AEs, and GI AEs, including nausea and vomiting, were minimal and similar in incidence and severity in active and placebo groups. There were five subjects with AEs that were considered serious and led to discontinuation from the study. Among these subjects, only two AEs occurred in TTP054-treated subjects (increases in LFTs without increased bilirubin) and were considered related to TTP054. All of these AEs resolved with no sequelae.

TTP273 was generally well-tolerated in our completed Phase 1 clinical trials, with no severe AEs reported after up to 14 days of dosing. There was no apparent dose relationship and no hypoglycemic incidents.

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

In many cancers, hexokinase II is overexpressed and has been linked to more aggressive and invasive tumors. Pre-clinical studies in mice have confirmed that the reduction of hexokinase II activity through genetic deactivation (siRNA knockdown studies) results in a significant reduction of tumor growth. Our hexokinase inhibitors may provide an opportunity to inhibit the unique way cancer cells utilize glucose, and the overall Warburg effect, which could potentially result in new treatments for cancer.

Calithera Biosciences, Inc. (“Calithera”) has exclusive, worldwide rights to our hexokinase II inhibitors for research, development and commercialization. We have received an initial license fee from Calithera, and Calithera will pay us potential development and regulatory milestone payments and royalty payments under the agreement. See Intellectual Property – License Agreements – Calithera later in this section for further details.

Other Candidates

We are also developing a portfolio of additional investigational drug candidates for the prevention of muscle weakness associated with prolonged mechanical ventilation and critical injury, as well as the treatment of inflammatory disorders.  Such candidates include: (1) a novel PDE4 inhibitor (HPP737) with a low potential for emesis which may allow an expanded therapeutics scope than currently marketed products in Psoriasis and Atopic Dermatitis; and (2) a PPAR-δ agonist (HPP593) that exhibits beneficial effects on lipid profile and slowed muscle loss associated with immobilization in Phase 1 clinical studies.  These additional candidates have been through varying stages of preclinical and Phase 1 testing and we have submitted investigational new drug applications (“INDs”) for certain of them to the FDA.  While our primary focus is on the clinical trials involving azeliragon, TTP399 and TTP273, we plan to continue to evaluate opportunities for furthering the development of these other compounds in our pipeline.  Such development many be done internally or through partnering relationships.

Our Proprietary Technology Platform

We use a proprietary drug discovery platform that facilitates the discovery of novel drug candidates in a time- and cost-efficient manner. Using this discovery technology, we have completed the discovery phase for some of our most promising candidate drugs in weeks and months, as compared to an industry average of two to three years, and with this technology, we expect to similarly be able to reduce the discovery phase for any future potential drug candidates.

TTP Translational Technology

We developed a proprietary drug discovery platform called TTP Translational Technology, which we use to discover novel small molecule therapeutics for major diseases and to validate biological pathways and targets. All of the small molecule drug candidates in our pipeline (other than HPP593) were discovered using TTP Translational Technology.

TTP Translational Technology is a fully integrated drug discovery process, amenable to automation, which works to translate genomic and proteomic data into safe and effective small molecule therapeutics in high-throughput fashion, bypassing most of the classical requirements and bottlenecks in drug discovery. We have used this technology to discover drugs for our internal pipeline and in research collaborations with other pharmaceutical and biotechnology companies.

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

Under the terms of the Calithera License Agreement, Calithera paid us an initial license fee of $600,000, and will pay us potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. We are eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. In addition, Calithera agreed to fund up to $1.1 million during the first 12 months of the Calithera License Agreement for the costs associated with up to four of our full-time employee equivalents to develop additional hexokinase inhibitors under which the Company has recognized a total of $0.3 million through December 31, 2016. If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

Columbia University

In May 2015, we entered into a New Exclusive License Agreement (the “Columbia License Agreement”) with The Trustees of Columbia University in the City of New York (“Columbia”) whereby we obtained a worldwide, exclusive license, with the right to grant sublicenses under certain Columbia RAGE-related patent rights to discover, develop, manufacture, use, sell, have sold, import, have made, offer to sell, rent, or lease RAGE-inhibiting small molecules, including azeliragon. We also obtained a worldwide right to use certain RAGE-related research information and material. Under the terms of the Columbia License Agreement, we are required to pay an annual fee of $0.1 million, a potential milestone payment of $0.8 million and royalty payments at low-single digit royalty rates based on the net sales of licensed products. At the end of 2021, any fees and payments under the agreement will end, and we will have an irrevocable license to the RAGE-related patent rights, research information and material.

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

Potential Competing Products – Alzheimer’s Disease

There are currently no approved disease-modifying treatments for AD in the United States, as existing therapies treat only the symptoms of the disease, rather than targeting the underlying mechanisms. The approved symptomatic AD therapies in the United States fall into two classes, AChEIs and glutamatergic modulators. If azeliragon is approved, its mechanism of action may be complementary to existing standard of care, as well as that of drug candidates with differentiated mechanisms currently in development as potential disease modifying treatments for AD, including anti-Aβ monoclonal antibodies, BACE inhibitors, tau aggregation inhibitors and monoamine oxidase-b inhibitors. This will allow the opportunity for co-administration with these other drug candidates if they are successfully developed.  We are not aware of any other clinical-stage RAGE inhibitors investigational products being developed for the treatment of AD.

Potential Competing Products – Type 2 Diabetes

If approved, we expect that our type 2 diabetes investigational drug candidates will compete with currently available non-insulin medication products for type 2 diabetes. These products include the following:

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

In addition to existing marketed products, there are a number of product candidates currently in development focusing on the same mechanisms as our programs for the treatment of type 2 diabetes, including:

•

Glucokinase activators: Advinus Therapeutics Ltd., Yabao Pharmaceutical Co, Inc., Pegbio Co. Ltd., Hua Medicine Ltd. and Teijin Pharma Limited are among the companies evaluating glucokinase activators in clinical or preclinical studies.

•

Oral GLP-1r agonists: Diabetology Ltd., Heptares Therapeutics Ltd., Novo Nordisk, Oramed Pharmaceuticals Inc., Poxel SA and Receptos, Inc. are among the companies evaluating oral GLP-1r agonists in clinical or preclinical studies.

We believe that our investigational drug candidates may offer key potential advantages over these competitive products that could enable our drug candidates, if approved, to capture meaningful market share from our competitors. Nevertheless, many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining regulatory approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug candidate we may commercialize and may render our drug candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market, existing treatments come off patent, and more advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drug candidates non-competitive or obsolete.

Collaboration Revenue and Customers

The majority of our collaboration revenue and accounts receivable are related to the Calithera License Agreement described above. Currently, we do not believe the amounts of revenue generated under the Calithera License Agreement are material to us, since the compounds subject to the Calithera License Agreement are in the pre-clinical stage, and we are focused primarily on our Phase 3 clinical trial, the STEADFAST Study, with respect to azeliragon, and our Phase 2 diabetes investigational products in particular TTP399 and TTP273.

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

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. We have obtained an SPA with the FDA for our Phase 3 STEADFAST Study of azeliragon. Agreement by the FDA to an SPA does not guarantee that the results of a study conducted in accordance with the agreement will be successful or that other issues that arise may impede approval of the investigational product.

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

FDA Review of New Drug Applications

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing.  The FDA has 60 days to make this determination. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review for completeness before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has ten months from the date the application is accepted for filing in which to complete the initial review of a standard NDA and respond to the applicant and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the chemistry, manufacturing and control documentation is adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of independent experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

The approval process is difficult and unpredictable and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA may determine that a product will fill an unmet medical need if it is expected to provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.  Fast Track designation allows for more frequent FDA meetings and communications and eligibility for accelerated approval and/or priority review if certain criteria are met.

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

Data and market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data and marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active pharmaceutical ingredient, or active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA submitted by another company that references the previously approved drug with exclusivity. Section 505(b)(2) generally permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. However, an ANDA or Section 505(b)(2) application may be submitted after four years if it contains a Paragraph IV certification claiming that the patents covering the drug are either invalid or not infringed by the drug described in the ANDA or 505(b)(2) application. We would expect that our lead investigational drug candidates would qualify for data exclusivity.

The FDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Such clinical trials may, for example, support new indications, dosages, routes of administration or strengths of an existing drug, or a new use. This exclusivity, which is sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an ANDA or an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such three-year exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of an ANDA or Section 505(b)(2) application for a product that did not incorporate the exclusivity-protected changes of the approved drug product. We expect that our Alzheimer’s and diabetes investigational products in development would all qualify for clinical investigation exclusivity.

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and implementation of risk evaluation and mitigation strategies (“REMS”) programs as mandated by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, certain changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to prior FDA review and approval.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and may become subject to additional foreign regulations pertaining to commercial sales and distribution of our drug candidates to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved for sale outside the United States.

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

Prices at which we or our customers seek reimbursement for our drug candidates can be subject to challenge, reduction or denial by the government and other payors and may require us to pay significant rebates.

The U.S. Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our drug candidates profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. The Affordable Care Act also addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Affordable Care Act until applicable federal and state agencies issue final regulations or guidance under the new law. Although it is too early to determine the effect of the Affordable Care Act, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.  However, due to the presidential transition in 2017, the future of the Affordable Care Act is uncertain.

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

The cost of pharmaceuticals continues to generate substantial governmental, media and other third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on the pricing for our drug candidates and our ability to operate profitably.

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

The Food, Drug and Cosmetic Act (“FDCA”) is the statute that provides the FDA with authority to oversee the safety and approval of pharmaceutical products. The FDCA vests authority with FDA to conduct inspections sponsors conducting pharmaceutical development, such as vTv, to protect the rights, safety and welfare of clinical trial subjects, ensure the accuracy and reliability of clinical trial data, and verify compliance with FDA regulations. The FDCA sets forth the standards for approval of new and generic drugs, as well as setting forth the prohibition on marketing investigational products that have not been approved by the FDA as safe and effective. The government (FDA and SEC) use the FDCA to ensure that companies do not mislead the medical, patient or investor communities about investigational products prior to their approval. To that end, the FDCA prohibits “off-label promotion” of any investigational or approved product for any uses, doses or populations, except that set forth in the full prescribing information approved by the FDA.

While physicians can prescribe a product for any dose, purpose or population in their medical judgment, manufacturers can only market products for their FDA-approved dose, purpose and population. There are significant civil and criminal penalties that attach to violations of the FDCA, including strict liability misdemeanors for responsible corporate officers, even if such officers were not involved in or aware of the underlying wrongdoing.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members (also known as the Sunshine Act). Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. While we are not currently subject to the reporting requirements of the Sunshine Act, we are committed to complying with industry standards and best practices, and only paying fair market value for services provided by healthcare professionals and others.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Based on the conduct of some of our clinical trials oversees, we are also subject to the Foreign Corrupt Practices Act that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA.

Employees

As of December 31, 2016, we had 51 employees, of which at least 24 hold graduate degrees (including 18 doctorate degrees) and 32 are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are a clinical-stage biopharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $16.4 million, $27.5 million and $36.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had a total members’ deficit of approximately $215.5 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to incur increased expenses as we continue our parallel group 18-month 800-patient Phase 3 trial of azeliragon, known as the STEADFAST Study, begin outsourcing of the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to generate revenue from products, curtail our losses and reach profitability is unproven, and we may never generate substantial product revenue.

We have no products approved for commercialization and have never generated any revenue from the commercialization of any product. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for several years. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	obtaining favorable formulary placement with government and third party payors that allows for favorable reimbursement;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights; and
•	attracting, hiring and retaining qualified personnel.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the STEADFAST Study, undertake additional clinical trials of our other drug candidates and continue to work on our other research programs. Our current capital and the funds available to us under our venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) dated October 28, 2016 will not be sufficient for us to complete the STEADFAST Study and the development of our other drug candidates. As such, we will need to raise substantial additional capital to complete the development and commercialization of azeliragon. We may fund a portion of the STEADFAST Study through licensing or other monetization of our other drug candidates, including TTP399 and TTP273. If we are unable to successfully license our other drug candidates, we may need to raise additional capital to finance the completion of the STEADFAST Study through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than those available to us through the second and third tranches of our Loan Agreement. We also will need to raise substantial additional capital in the future to complete the development and commercialization of azeliragon for additional indications and for developing our other drug candidates. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those provided through our Loan Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our significant amount of debt could adversely affect our business, operating results and financial condition and prevent us from fulfilling our debt-related obligations.

We have a significant amount of debt.  As of December, 31, 2016, the total principal amount of our debt was $12.5 million, all of which was incurred under the Loan Agreement.  The Loan Agreement provides up to $25.0 million in funding for our strategic initiatives and ongoing clinical trials.  This funding is available to us in three tranches, the first of which was borrowed upon closing in the amount of $12.5 million. Subject to certain customary funding conditions, the second tranche of $7.5 million and the third tranche of $5.0 million are available for borrowing by us no later than March 31, 2017 and June 30, 2017, respectively.  Availability of the third tranche is also subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of our main drug candidates.

The Loan Agreement is secured by a first priority security interest in substantially all of our assets other than our intellectual property.  Subject to certain conditions related to our Phase 3 clinical trial of azeliragon, we may be required to grant a security interest in our intellectual property.  We have agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.  The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations and other strategic initiatives;
•	impair our ability to incur additional debt because of restrictive covenants or the liens on our assets that secure our current debt;
•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;
•	make us more vulnerable in the event of a downturn in our business; and
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, if we do not meet certain conditions set forth in the Loan Agreement, we will not be able to borrow the third tranche, which could materially harm our financial condition.  We may also incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness.

Restrictions and covenants in the Loan Agreement limit our ability to take certain actions and impose consequences in the event of failure to comply.

The Loan Agreement contains a number of significant restrictions and covenants that limit our ability (subject in each case to limited exceptions) to, among other things,

•	convey, sell, lease, transfer or otherwise dispose of certain of our assets;
•	engage in any business other than the businesses we currently engage in or reasonably related thereto;
•	liquidate or dissolve;
•	make certain management changes;
•	undergo certain change of control events;
•	create, incur, assume or be liable with respect to certain indebtedness;
•	grant certain liens;
•	pay dividends and make certain other restricted payments;
•	make certain investments; and
•	enter into any material transactions with any affiliates, with certain exceptions.

These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could otherwise be used to fund the costs of executing our business strategy and to grow our business, as well as to fund general corporate purposes.  Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet these covenants.  A breach under the Loan Agreement would permit our lenders to accelerate amounts outstanding thereunder.  We may not have sufficient funds at the time of any such breach to repay, in full or in part, the borrowings under the Loan Agreement.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, although treatment in our Phase 2b clinical trial in mild-to-moderate AD patients was discontinued early due to the findings of an interim futility analysis conducted approximately 12 months after all subjects were randomized, subsequent statistical analyses conducted in accordance with the protocol-specified statistical analysis plan found a statistically significant improvement, as described further under “Business—Our Alzheimer’s Program − Azeliragon—Completed Phase 2b Trial (TTP488-203).” Furthermore, an analysis of azeliragon in the subgroup of AD patients with MMSE scores of 21-26 (which are the mild AD patients that are the subjects of our Phase 3 STEADFAST Study) found that azeliragon had more pronounced efficacy in that subgroup. While we have reached an agreement with the FDA for our Phase 3 trial of azeliragon under a special protocol assessment, or SPA, there can be no assurance that the results of this Phase 3 trial will be consistent with the findings of our analyses. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of the STEADFAST Study do not achieve the primary efficacy endpoints or demonstrate safety, the prospects for approval of azeliragon would be materially and adversely affected. If azeliragon or our other drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed.

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

In addition to the risk that the FDA may decide that we have not met conditions for approval notwithstanding the terms of the SPA, our Phase 3 trial of azeliragon may not be completed in material accordance with the SPA agreement and the data generated may not meet the endpoints that have been agreed in the SPA to represent adequate evidence of effectiveness, and, for those or other reasons, may not result in any FDA approval for azeliragon. We expect that the FDA will review our compliance with the protocol under our SPA agreement and that it will conduct inspections of some of the more than 100 sites where the clinical trial will be conducted. Each of the clinical trial sites may not pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential approval for azeliragon. Even if we believe that the data collected from the Phase 3 trial demonstrate adequate evidence of efficacy in accordance with the SPA, if the FDA revokes or alters its agreement under the SPA, or if the FDA interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

We cannot be certain that azeliragon or any of our other drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates and generate revenue from products. Any delay in the regulatory review or approval of azeliragon or any of our other drug candidates will materially and adversely affect our business.

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

All of our drug candidates require regulatory review and approval prior to commercialization, and generally, only a small percentage of pharmaceutical products under development are ultimately approved for commercial sale. This is particularly true in the area of treatments for Alzheimer’s disease, where pharmaceutical development has been particularly challenging. Moreover, any delays in the regulatory review or approval of our drug candidates would delay market launch, increase our cash requirements and result in additional operating losses.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy as well as personnel changes at the FDA. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS, measures that may, for instance, place restrictions on the distribution of new drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to delay or terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

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

Changes in law, including as a result of the recent elections in the U.S., could have a negative impact on the approval of our drug candidates.

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities.  Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes.  Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our drug candidates.  In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements.  The recent elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election that could have a material impact on us include, but are not limited to, the repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and enactment of the 21st Century Cures Act.  If we are slow or unable to adapt to any such changes, our business, prospects and ability to achieve or sustain profitability would be adversely affected.

Delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for azeliragon and our other drug candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. We commenced the STEADFAST Study in April 2015 and have successfully completed the enrollment of sub-study A; however, this clinical trial and reports of data from the study may not be completed on schedule, if at all. In addition, we do not know whether planned clinical trials of azeliragon in additional indications and of our other drug candidates will begin on time or will be completed on schedule or at all. The commencement, enrollment and completion of the STEADFAST Study or other clinical trials can be delayed for a variety of reasons, including:

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

•	inability to recruit and retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and
•	difficulty in importing and exporting clinical trial materials and study samples.

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

The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As a team,we have never conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of azeliragon and other drug candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of drug candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of azeliragon and other drug candidates we are developing.

Our drug candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Serious adverse events or undesirable side effects from azeliragon or any of our other drug candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical trials, including the STEADFAST Study, may show that our drug candidates cause serious adverse events or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities or could result in a more restrictive label if our drug candidates are approved. For example, in a Phase 2 study, patients treated with azeliragon at a dose of 20 mg/day experienced a higher level of adverse events including confusion and falls that ultimately led to discontinuation of the study at that dose, but such elevated levels of adverse events were not observed at the 5 mg/day dose.

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

We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting a portion of the STEADFAST Study and may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

●	foreign exchange fluctuations; and

●	diminished protection of intellectual property in some countries.

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

If our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors, patients and others in the medical community, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may not be successful.

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

We believe the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety and tolerability profile, mechanism of action, control and predictability, convenience of dosing and price and reimbursement. Our most advanced drug candidate, azeliragon, is being developed for use in the treatment of patients with mild AD receiving a standard of care with an aceytlcholinesterase inhibitor and/or memantine. If approved for this indication, new competitors may emerge and azeliragon may face competition from several therapies currently in clinical development that address different mechanisms of action than azeliragon. Potential competitors with products in late stage clinical development are Biogen Inc, with its drug candidate aducanumab, Roche with its drug candidate gantenerumab, and Merck & Co., with its drug candidate MK-8931. Our drug candidates TTP399 and TTP273, compounds for treating type 2 diabetes, would compete with both currently available non-insulin medication products and marketed non-insulin anti-diabetic agents that are in clinical development. Competition is high among novel drug classes for the treatment of type 2 diabetes. Products that are currently available that may compete with TTP399 and TTP273 include DPP-4 inhibitors, such as sitagliptin or saxagliptin, and SGLT-2 inhibitors, such as dapagliflozin and canagliflozin. Companies with GKAs in early clinical development that may compete with TTP399 include Advinus Therapeutics Ltd., Yabao Pharmaceutical Co, Inc., Pegbio Co. Ltd., Hua Medicine Ltd. and Teijin Pharma Limited. TTP273 would face competition from GLP-1r agonists that are being developed and are currently available, including an oral semaglutide being developed by Novo Nordisk A/S, Trulicity, which is marketed by Eli Lilly and Company, Tanzeum, which is marketed by GlaxoSmithKline plc, Bydureon, which is marketed by AstraZeneca plc, and Victoza, which is marketed by Novo Nordisk A/S.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation:

•

the Food, Drug and Cosmetic Act (“FDCA”) is the statute that provides the FDA with authority to oversee the safety and approval of pharmaceutical products. The FDCA vests authority with FDA to conduct inspections sponsors conducting pharmaceutical development, such as vTv, to protect the rights, safety and welfare of clinical trial subjects, ensure the accuracy and reliability of clinical trial data, and verify compliance with FDA regulations. The FDCA sets forth the standards for approval of new and generic drugs, as well as setting forth the prohibition on marketing investigational products that have not been approved by the FDA as safe and effective. The government (FDA and SEC) use the FDCA to ensure that companies do not mislead the medical, patient or investor communities about investigational products prior to their approval. To that end, the FDCA prohibits “off-label promotion” of any investigational or approved product for any uses, doses or populations, except that set forth in the full prescribing information approved by the FDA. While physicians can prescribe a product for any dose, purpose or population in their medical judgment, manufacturers can only market products for their FDA-approved dose, purpose and population. There are significant civil and criminal penalties that attach to violations of the FDCA, including strict liability misdemeanors for responsible corporate officers, even if such officers were not involved in or aware of the underlying wrongdoing;

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

•

the Foreign Corrupt Practices Act that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA;

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

We rely on contract research organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of certain of our clinical trials, including the STEADFAST Study. While we have agreements governing their activities, and continue to monitor their compliance with those agreements as well as federal standards and regulations, we have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s good clinical practices requirements (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials conducted by third parties will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a drug candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and although we monitor their activities related to our trials, we are not able to control whether or not they devote sufficient time and resources to our clinical trials. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for such drug candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We do not have the capability to manufacture our drug candidates and do not intend to develop that capability. In order to continue to develop our drug candidates, apply for regulatory approvals and ultimately commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. The facilities used by our CMOs to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, although we monitor our suppliers and their compliance with our contractual terms and federal laws and regulations, we do not control the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

We will be able to protect our proprietary technology from unauthorized use by third parties only to the extent that such proprietary rights are covered by regulatory exclusivity, valid and enforceable patents or are effectively maintained as trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

As of December 31, 2016, we were the owner of record of at least 55 issued U.S. patents and at least 240 issued non-U.S. patents, as well as the licensee of at least 11 issued U.S. patents and at least 59 issued non-U.S. patents. As of December 31, 2016, we were actively pursuing 17 U.S. patent applications, of which three are provisional and 14 are non-provisional, two international patent applications and at least 129 non-U.S. patent applications in twelve or more jurisdictions as the owner of record, in addition to one non-U.S. patent application under license.

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

Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies may infringe, violate or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face Inter Partes Review (“IPR”) proceedings before the PTO or patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.

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

IPR, interference, derivation or other proceedings brought at the USPTO, may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

If we do not obtain patent term extensions for our drug candidates, the length of our patent exclusivity will be shorter which may harm our business materially.

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

As we advance our drug candidates through preclinical studies and clinical trials and develop new drug candidates, we will need to increase our product development, scientific and administrative headcount to manage these programs. If we commercialize our products, we may need to expand our staff further, particularly in sales and marketing. See “—Risks Relating to the Commercialization of Our Drug Candidates.” We do not presently have the capability to sell, distribute and market our drug candidates. If we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our drug candidates successfully. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees with the expertise and experience we will require;
•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
•	develop a marketing, distribution and sales infrastructure if we seek to market our products directly, or successfully partner with a third party organization that will oversee those efforts; and
•	continue to improve our operational, manufacturing, financial and management controls, reporting systems and procedures.

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

We may need to hire additional finance personnel and build our financial infrastructure as the compliance obligations of operating as a public company, including complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act, increase. We may be unable to do so on a timely basis.

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

Our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with legal, compliance or regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to the FDA and non-U.S. regulators, healthcare fraud and abuse laws and regulations in the United States and abroad, or laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, pre-market promotion, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use or disclosure of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted new comprehensive compliance policies, and revised our code of conduct, but it is not always possible to identify and deter employee or non-employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for azeliragon or any future drug candidates or products we develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or delay or cancellation of clinical trials;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability or delay in our ability to commercialize any products we develop; and
•	a decline in our share price.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of azeliragon or any future products we develop. We currently carry clinical trial liability insurance in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing azeliragon, or another product, we intend to expand our insurance coverage to include the sale of azeliragon, or the other new product, however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our drug candidates, even if commercialized. Some of our targeted diseases and conditions can also be treated by other medication. These treatments may be widely accepted in medical communities and have a longer history of use or be offered at a more competitive price. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance if commercialized.

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

We may be subject to foreign exchange fluctuations.

Our functional and reporting currency is the United States dollar. A portion of our expenditures are in foreign currencies, most notably in Canadian dollars, and therefore we are subject to foreign currency fluctuations, which may, from time to time, impact our financial position and results.

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

We have never declared or paid any cash dividend on our Class A common stock and do not anticipate paying cash dividends on our Class A common stock in the future. In addition, our Loan Agreement includes restrictive covenants which prevent us from paying dividends to our stockholders. As a result, the only return to stockholders will be appreciation in the price of our Class A common stock, which may never occur. Investors seeking cash dividends should not invest in our Class A common stock.

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

As of December 31, 2016, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 2,400,666 shares of our Class

A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 77.7% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

On August 13, 2015, we filed a registration statement under the Securities Act registering 3,250,000 shares of our Class A common stock reserved for issuance under our 2015 Plan.  Additionally, we have issued 152,580 warrants to purchase our Class A common stock to our lenders as part of our Loan Agreement and have an obligation to issue additional warrants to our Lenders should we borrow additional funds under this agreement.  Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, the exercise of outstanding warrants or pursuant to the Loan Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities. In addition, under the Loan Agreement the Lenders have the right to purchase shares of our Class A common stock from us, at a discounted price, with a value up to $1.0 million in the event that we conduct a public offering in which we receive cash proceeds of at least $10.0 million.  If we sell Class A common stock, convertible securities or other equity securities, the percentage ownership of our stockholders will be diluted. In addition, new investors could gain rights superior to our existing stockholders.

We are an “emerging growth company,” and are taking advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from the date of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

MacAndrews controls more than 50% of our combined voting power. As a result, we are considered a “controlled company” for the purposes of NASDAQ rules and corporate governance standards, and therefore are permitted to elect not to comply with certain NASDAQ corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board of Directors by the independent members of the Board of Directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules and corporate governance standards, and the ability of our independent directors to influence our business policies and affairs may be reduced.

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

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, the amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that MacAndrews and its various successors and affiliates (and transferees of any of them) will not be deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly will not be subject to such restrictions.

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

The Company is a holding company, has no material assets other than its ownership of vTv Units and has no independent means of generating revenue or cash flow. vTv LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of its common units, including us. As a result, we will incur U.S. federal, state and local income taxes on our allocable share of any net taxable income of vTv LLC. Under the terms of vTv LLC’s Amended and Restated LLC Agreement, vTv LLC will be obligated to make tax distributions to holders of its common units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including expenses under the Tax Receivable Agreement, which could be significant. We intend, as its managing member, to cause vTv LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the Tax Receivable Agreement. However, vTv LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which vTv LLC is then a party, including the Loan Agreement or any other potential debt agreements, or any applicable law, or that would have the effect of rendering vTv LLC insolvent. If vTv LLC does not distribute sufficient funds for us to pay our taxes or other liabilities, we may have to borrow funds, which could adversely affect our liquidity and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

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

Our corporate headquarters and lab facilities are located in High Point, North Carolina, where we lease 43,040 square feet of mixed laboratory and office space in the Mendenhall Oaks office park. The lease agreement for this space continues through June 2018.

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

Market Information

Our Class A common stock began trading on the NASDAQ Global Select Market on July 30, 2015 under the symbol “VTVT”.  Prior to such time, there was no public market for our Class A common stock.  The following table sets forth the high and low sale prices per share for our Class A common stock, as reported on the NASDAQ Global Select Market for the periods indicated since our IPO:

	High	Low
Calendar Quarter – 2015
Third Quarter (commencing July 30, 2015)	$14.00	$5.27
Fourth Quarter	8.22	5.72

	High	Low
Calendar Quarter – 2016
First Quarter	$7.68	$5.00
Second Quarter	7.06	4.84
Third Quarter	7.50	5.28
Fourth Quarter	7.25	4.65

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by the Company.  Our ability to pay dividends is restricted by our Loan Agreement.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7.

Holders

As of February 24, 2017, there were approximately 25 holders of record of our Class A common stock and 9 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2016.  The only awards that have been granted under the plan below are in the form of option awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	1,096,101	$10.68	2,153,899
Equity compensation plans not approved by security holders
Total	1,096,101		2,153,899

Performance Graph

The following graph shows a comparison from July 30, 2015 (the date our Class A common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our Class A common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index.  The graph assumes an initial investment of $100 on July 30, 2015.  The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016 and 2015 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2014 and 2013 set forth below has been derived from the audited financial statements for such year not included in this Annual Report on Form 10-K.  The historical periods presented here are not necessarily indicative of future results.

	Year Ended December 31,
(dollars in thousands, except for per share data)	2016	2015	2014	2013
Statement of operations data:
Revenue	$634	$519	$1,549	$976
Research and development	45,748	29,584	18,729	25,434
General and administrative	9,906	9,077	11,717	11,375
Total operating expenses	55,654	38,661	30,446	36,809
Loss from operations	(55,020)	(38,142)	(28,897)	(35,833)
Other expense, net	(333)	(2,965)	(7,204)	(12,370)
Net loss attributable to noncontrolling interest	(39,001)	(13,609)	—	—
Net loss attributable to vTv Therapeutics Inc.	(16,352)	(27,498)	(36,101)	(48,203)
Net loss per share, basic and diluted (1)	$(1.71)	$(3.32)
Weighted average number of shares outstanding, basic and diluted	9,545,527	8,276,520

Balance sheet data:	2016	2015	2014	2013
Cash and cash equivalents	$51,505	$88,003	$1,384	$1,089
Working capital	40,683	81,460	(5,253)	(85,160)
Total assets	54,495	91,532	12,951	15,504
Current liabilities	11,434	7,726	6,864	87,584
Long-term debt, net of current portion	11,058	—	29,420	2,265
Other liabilities, net of current portion	433	245	37,387	18
Redeemable convertible preferred units	—	—	438,086	229,370
Redeemable noncontrolling interest	122,515	161,531	—	—
Total stockholders'/members’ deficit	(90,945)	(77,970)	(498,806)	(303,733)

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

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. See the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon

(TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have commenced patient enrollment and successfully completed the enrollment of sub-study A in a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we have completed our Phase 2b clinical trial (the “AGATA Study”), and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we have completed a Phase 2 clinical trial (the “LOGRA Study”) in December 2016. We have three additional programs in various stages of preclinical and clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our investigational drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through December 31, 2016, we (including our Predecessors) have funded our operations primarily through:

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
•

the completion of the IPO in August 2015, which raised proceeds of $104.4 million from the sale of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), net of offering costs; and

•

the receipt of $12.5 million from a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) in October 2016, under which the Company may borrow up to an additional $12.5 million subject to certain conditions.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidate, azeliragon, for the treatment of AD;
•	seek to obtain regulatory approvals for azeliragon;
•	prepare for the potential commercialization of azeliragon;
•	begin outsourcing of the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs, including our type 2 diabetes programs TTP399 and TTP273; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds of the IPO and the Loan Agreement prior to the commercialization of azeliragon or any of our other drug candidates. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations (“CRO”s), in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials.  Our indirect research and development costs consist primarily of salaries, benefits and related overhead expenses for personnel in research and development functions and depreciation of leasehold improvements, laboratory equipment and computers.  Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.

From the inception of our Predecessors, through December 31, 2016, we have incurred approximately $502.2 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Direct research and development expense:
Azeliragon	$29,430	$14,079	$3,458
TTP399	2,598	4,114	823
TTP273	3,838	3,189	724
Other projects	1,353	1,149	2,262
Indirect research and development expense	8,529	7,053	11,462
Total research and development expense	$45,748	$29,584	$18,729

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and related costs for employees in executive, finance, corporate development, human resources and administrative support functions. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, cost of various consultants, occupancy costs and information systems.

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

Interest Expense, Net

For periods prior to the IPO and Reorganization Transactions, interest expense, net primarily consists of interest expense attributable to certain obligations that were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.  Beginning in October 2016, interest expense, net primarily consists of our cash and non-cash interest expense related to our Loan Agreement. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payment (which will be paid in cash upon loan maturity), all of which are recognized in our Consolidated Statement of Operations using the effective interest method.

Other Income (Expense), Net

Other income (expense), net primarily consists of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as expense related to interest expense on related party debt obligations and the change in the fair value of an obligation to make distributions to a former officer in exchange for the repurchase of the officer’s predecessor company units (the “Contingent Distributions”). Such expenses will no longer be recognized by us after fiscal 2015 as the related instruments were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.

Results of Operations

Comparison of the year ended December 31, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Twelve Months Ended December 31,
Statement of operations data:	2016	2015	Change
Revenue	$634	$519	$115
Operating expenses:
Research and development	45,748	29,584	16,164
General and administrative	9,906	9,077	829
Total operating expenses	55,654	38,661	16,993
Operating loss	(55,020)	(38,142)	(16,878)
Interest income	87	40	47
Interest expense	(398)	(108)	(290)
Other expense, net	(22)	(2,897)	2,875
Loss before income taxes	(55,353)	(41,107)	(14,246)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(55,353)	(41,107)	(14,246)
Less: net loss attributable to noncontrolling interest	(39,001)	(13,609)	(25,392)
Net loss attributable to vTv Therapeutics Inc.	$(16,352)	$(27,498)	$11,146

Revenues

Revenues were $0.6 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. The revenue earned during the years ended December 31, 2016 and 2015 was primarly attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.  In connection with this agreement we recognized as revenue an initial license fee of $0.6 million and reimbursement costs associated with the time devoted by our employees to develop additional hexokinase inhibitors.

Research and Development Expenses

Research and development expenses were $45.7 million and $29.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in research and development expenses during the period of $16.2 million, or 54.6%, was primarily due to:

•

An increase in clinical trial costs of $15.4 million for azeliragon in 2016, which was mainly driven by an increase of $9.1 million related to the STEADFAST Study due to higher enrollment and related activities in 2016; an increase of $3.3 million in costs related to a drug-to-drug interaction and other supporting studies in 2016; and an increase of $2.5 million related to compound manufacturing costs for drug product to support the STEADFAST Study;

•

A decrease in clinical trial costs of $1.5 million for TTP399 in 2016, which was mainly driven by lower costs for the AGATA Study due to its completion in August 2016 and decreases in compound manufacturing costs from 2015 because the drug product for the AGATA Study was sourced in 2015;

•

An increase in clinical trial costs of $0.6 million for TTP273 in 2016, due to an increase of $2.5 million driven by the clinical trial costs incurred in 2016 related to the LOGRA Study, which began in January 2016, that outweighed the reduction in compound manufacturing costs of $1.9 million driven by the manufacture of the drug product for the trial in 2015; and

•

An increase in other research and development costs of $1.5 million, primarily driven by an increase in compensation costs as headcount was increased to support the management of the clinical trials mentioned above, and the expense related to share-based awards.

General and Administrative Expenses

General and administrative expenses were $9.9 million and $9.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $0.8 million, or 9.1%, was primarily due to a $2.1 million increase in compensation costs related to the addition of personnel to support our compliance with public company requirements and the expense related to share-based awards.  Such increase was offset by reductions in legal and professional service expenses of $1.4 million as such expenses were higher in 2015 as we prepared for our IPO.

Interest Expense, Net

Interest expense, net was $0.4 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. Interest expense recognized in 2016 relates to our Loan Agreement which was entered into in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Other Expense, Net

Other expense, net primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as related party interest expense and other expense related to the change in the fair value of contingent distribution liability. Such expenses will no longer be recognized by us after fiscal 2015 as many of the related instruments were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.  Included in this amount is interest expense, net recognized for transactions with related parties under these prior agreements in 2015 was $1.7 million.  In addition, we recognized other income of $0.7 million as a result of the decrease in the fair value of the contingent distribution liability during the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2015	2014	Change
Revenue	$519	$1,549	$(1,030)
Operating expenses:
Research and development	29,584	18,729	10,855
General and administrative	9,077	11,717	(2,640)
Total operating expenses	38,661	30,446	8,215
Operating loss	(38,142)	(28,897)	(9,245)
Interest income	40	4	36
Interest expense	(108)	(286)	178
Other expense, net	(2,897)	(6,922)	4,025
Loss before income taxes	(41,107)	(36,101)	(5,006)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(41,107)	(36,101)	(5,006)
Less: net loss attributable to noncontrolling interest	(13,609)	—	(13,609)
Net loss attributable to vTv Therapeutics Inc.	$(27,498)	$(36,101)	$8,603

Revenues

Revenues were $0.5 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. The revenue earned during the year ended December 31, 2015 was attributable to the global license agreement that we entered into with Calithera in March 2015. The revenue earned during the year ended December 31, 2014 primarily related to clinical trial services provided by High Point Clinical Trials Center, LLC (“HPCTC”), a wholly-owned subsidiary (prior to December 31, 2014) to outside third party customers. HPCTC was transferred to a former officer and director on December 30, 2014.

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
•

An increase in clinical trial costs of $3.3 million for TTP399 in 2015, which was mainly driven by the initiation of the AGATA Study in 2015, coupled with the costs to manufacture the related compounds for use in such trial;

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

Other Expense, Net

Other expense, net primarily consisted of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as related party interest expense and other expense related to the change in the fair value of contingent distribution liability. Such expenses will no longer be recognized by us after fiscal 2015 as many of the related instruments were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.  For the years ended December 31, 2015 and 2014, related party interest expense was $1.7 million and $5.7 million, respectively, representing a decrease of $4.0 million.  The decrease in interest expense was driven primarily by a $4.8 million decrease in the amortization of debt discount recognized by us, offset by an increase in related party interest expense for 2015 due to an increase in the amounts outstanding under the related agreements for seven months prior to the Reorganization Transactions.  In addition, we recognized as other income $0.7 million as a result of the decrease in the fair value of the contingent distribution liability during the year ended December 31, 2015.

Liquidity and Capital Resources

We anticipate that we will continue to incur losses for at least the next several years as we continue our clinical trials. We believe that we will continue to meet our liquidity requirements through the first quarter of 2018 which is when we expect to receive results for Part A of our STEADFAST Study.  However, we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we expect that we will need additional capital to continue to fund our operations.  In October 2016, we entered into a $25.0 million loan agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”), which is described in more detail below.  Additionally, based on the positive results seen from our AGATA and LOGRA studies, we have begun discussions with other pharmaceutical companies regarding possible partnering opportunities for our GKA and GLP-1r programs which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.

Debt Transaction

On October 28, 2016, we and vTv LLC entered into the Loan Agreement under which we borrowed $12.5 million initially. Subject to certain customary funding conditions, the second tranche of $7.5 million and the third tranche of $5.0 million are available for borrowing by us no later than March 31, 2017 and June 30, 2017, respectively.  Availability of the third tranche is also subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of our main drug candidates.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

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

If we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, we issued and are obligated to issue to the Lenders warrants to purchase shares of our Class A common stock.  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. Additionally, to the extent the second tranche is borrowed under the Loan Agreement, we are obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 3.0% of the principal amount of the second tranche upon funding of the second tranche.  To the extent that the third tranche is borrowed under the Loan Agreement, we are obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 6.0% of third loan tranche upon funding of the third tranche.  In each instance, the Warrants have or will have an exercise price equal to the lower of (a) the volume weighted average price per share of our Class A common stock, as reported on the principal stock exchange on which our Class A common stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of our Class A common stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

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

Cash Flows

	Year Ended
	December 31,
	2016	2015
(dollars in thousands)
Net cash used in operating activities	$(48,209)	$(36,946)
Net cash used in investing activities	(83)	(79)
Net cash provided by financing activities	11,794	123,644
Net (decrease) increase in cash and cash equivalents	$(36,498)	$86,619

Operating Activities

For the year ended December 31, 2016, our net cash used in operating activities increased $11.3 million from the prior year.  The increased use of cash was primarily driven by the increased spending on our clinical trial for azeliragon during 2016.  These increased uses of cash were offset by changes in working capital, which were primarily driven by increases in accounts payable balances due to the timing of payments related to our clinical trial expenses.

Investing Activities

For the years ended December 31, 2016 and 2015, net cash used in investing activities was insignificant.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $11.8 million compared to net cash provided by financing activities of $123.6 million for the year ended December 31, 2015, resulting in a decrease of $111.8 million.  Proceeds from debt financings decreased $7.5 million from 2015 to 2016.  Additionally, during 2016, we received cash proceeds of $104.4 million related to our IPO.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate revenue from drug sales unless and until we obtain regulatory approval of and commercialize azeliragon or any of our other drug candidates. At the same time, we expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our drug candidates. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We will also continue to use cash to fund expenses related to our compliance with requirements applicable to us as a sponsor engaged in pre-clinical and clinical research, and a listed public company.

Based upon our current operating plan, we believe that our existing cash and cash equivalents and funds available to us under our Loan Agreement will enable us to fund our operating expenses and capital requirements through the first quarter of 2018 which is when we expect to receive results for Part A of our STEADFAST Study. We intend to use our existing cash and cash equivalents to fund the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon.  However, our current cash, cash equivalents and funds available to us under our Loan Agreement will not be sufficient for us to complete the STEADFAST Study, and we will need to raise additional capital to complete the development, regulatory submission and commercialization of azeliragon.  We are and plan to continue to pursue partnering arrangements with other pharmaceutical companies for our GKA and GLP-1r programs which may provide additional capital if consummated.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us through the Loan Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.

Disclosures About Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Principal payments under Loan Agreement	$12,500	$—	$12,500	$—	$—
Interest on Loan Agreement (1)	3,992	1,365	2,627	—	—
Operating lease commitments	721	471	250	—	—
Total contractual obligations	$17,213	$1,836	$15,377	$—	$—
(1)

Interest payments associated with the Loan Agreement are projected based on interest rates in effect as of December 31, 2016 assuming no variable rate fluctuations going forward.  An increase in the interest rates applicable to our Loan Agreement by 1% would result in an additional $0.1 million of annual cash interest expense.  In addition to the estimated monthly cash interest payments, the projected interest payments stated above also include the 6% final interest payment to be paid upon the maturity of the debt obligation.

Additionally, we enter into contracts in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination or cancellation within 30 days of notice, and therefore are not included in the table above.  Additionally, we have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Medical Officer that require the funding of specific payments, if certain events occur, such as a change in control or the termination of their employment without cause.  These potential payment obligations are not included in the table above.

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

Our wholly-owned subsidiary (prior to December 31, 2014), HPCTC, entered into contractual arrangements with sponsors wanting to conduct a trial on a drug and recognized study revenue when (i) the identified single subject visit has been completed or (ii) in some cases, all visits required in the trial by the subject matter have been completed, consistent with the requirements of the contractual arrangements.

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

We record accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with numerous contract research organizations. In the normal course of business, we contract with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study.

We record nonrefundable advance payments we make for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expense in the statements of operations as we receive the related goods or services.

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

Interest Rate Risk

Our Loan Agreement bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  A one percent increase in the variable rate of interest on the Loan Agreement would increase interest expense by approximately $0.1 million annually based on the amounts currently outstanding. We do not currently hedge our interest rate exposure.

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

Foreign Currency Risk

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated Financial Statements	F-7

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

Date: February 24, 2017

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey B. Kindler	Executive Chairman	February 24, 2017
Jeffrey B. Kindler

/s/ Stephen L. Holcombe	President and Chief Executive Officer	February 24, 2017
Stephen L. Holcombe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 24, 2017
Rudy C. Howard	(Principal Financial and Accounting Officer)

/s/ Steven M. Cohen	Director	February 24, 2017
Steven M. Cohen

/s/ John A. Fry	Director	February 24, 2017
John A. Fry

/s/ Paul M. Meister	Director	February 24, 2017
Paul M. Meister

/s/ Craig C. Parker	Director	February 24, 2017
Craig C. Parker

/s/ Paul G. Savas	Director	February 24, 2017
Paul G. Savas

/s/ Noel J. Spiegel	Director	February 24, 2017
Noel J. Spiegel

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1*	Form of Warrant to Purchase Class A Common Stock.

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

10.13†

Employment Agreement, dated as of December 1, 2015, by and between vTv Therapeutics LLC and Larry Altstiel, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed March 4, 2016 (Filed No. 001-37524)).

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

10.17††*	Venture Loan and Security Agreement dated as of October 28, 2016 by and among the Company, vTv Therapeutics LLC, Horizon Technology Finance Corporation and Silicon Valley Bank.

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of vTv Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in redeemable convertible units, redeemable noncontrolling interest, stockholders’ and members’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of vTv Therapeutics Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 24, 2017

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$51,505	$88,003
Accounts receivable, net	—	69
Prepaid expenses and other current assets	612	1,114
Total current assets	52,117	89,186
Property and equipment, net	444	624
Other long-term assets	1,934	1,722
Total assets	$54,495	$91,532
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$11,413	$6,627
Accounts payable and accrued expenses - related party	—	880
Deferred revenue	21	219
Total current liabilities	11,434	7,726
Notes payable	11,058	—
Other liabilities	433	245
Total liabilities	22,925	7,971
Commitments and contingencies
Redeemable noncontrolling interest	122,515	161,531
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 and 9,156,686 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	97	92
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 and 23,655,814 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	232	237
Additional paid-in capital	124,212	117,686
Accumulated deficit	(215,486)	(195,985)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(90,945)	(77,970)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$54,495	$91,532

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ending December 31,
	2016	2015	2014

Revenue	$634	$519	$1,549
Operating expenses:
Research and development	44,953	27,237	17,378
Research and development – related party	795	2,347	1,351
General and administrative	9,906	9,077	11,717

Total operating expenses	55,654	38,661	30,446

Operating loss	(55,020)	(38,142)	(28,897)
Other loss	(22)	(838)	(503)
Other expense – related party	—	(392)	(623)
Interest income	87	40	4
Interest expense	(398)	(108)	(286)
Interest expense, net – related party	—	(1,667)	(5,727)
Investment loss – related party	—	—	(69)

Loss before income taxes and noncontrolling interest	(55,353)	(41,107)	(36,101)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(55,353)	(41,107)	(36,101)
Less: net loss attributable to noncontrolling interest	(39,001)	(13,609)	—

Net loss attributable to vTv Therapeutics Inc.	$(16,352)	$(27,498)	$(36,101)

Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(1.71)	$(3.32)

Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,545,527	8,276,520

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit

(in thousands, except per share data)

				Class A Common Stock		Class B Common Stock
	Redeemable Convertible Preferred Units	Redeemable Noncontrolling Interest	Members' Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2013	$229,370	$—	$(303,733)	—	$—	—	$—	$—	$—	$(303,733)
Net loss	—	—	(36,101)	—	—	—	—	—	—	(36,101)
Issuance of TTP Series F redeemable convertible preferred units – related party	52,697	—	21,303	—	—	—	—	—	—	21,303
Deemed contribution from a related party in a debt extinguishment	—	—	18,733	—	—	—	—	—	—	18,733
Issuance of HPP Series B redeemable convertible preferred units – related party	3,726	—	(3,726)	—	—	—	—	—	—	(3,726)
Repurchase of TTP Series F preferred, HPP Series B preferred, HPP and TTP common member units and warrants – related party	(57,005)	—	14,016	—	—	—	—	—	—	14,016
Change in redemption value of TTP redeemable convertible preferred units	209,298	—	(209,298)	—	—	—	—	—	—	(209,298)
Balances at December 31, 2014	438,086	—	(498,806)	—	—	—	—	—	—	(498,806)
Net loss prior to the Reorganization Transactions	—	—	(22,111)	—	—	—	—	—	—	(22,111)
Change in redemption value of TTP redeemable convertible preferred units	75,077	—	(75,077)	—	—	—	—	—	—	(75,077)
Effect of Reorganization Transactions	(513,163)	(2,997)	595,994	—	—	25,000,000	250	—	—	596,244
Issuance of Class A Common Stock in initial public offering, net of offering costs	—	—	—	7,812,500	79	—	—	104,366	—	104,445
Net loss subsequent to Reorganization Transactions	—	(13,609)	—	—	—	—	—	—	(5,387)	(5,387)
Share-based compensation recognized subsequent to Reorganization Transactions	—	—	—	—	—	—	—	859	—	859
Exchange of Class B Common Stock for Class A Common Stock	—	(12,461)	—	1,344,186	13	(1,344,186)	(13)	12,461	—	12,461
Change in redemption value of noncontrolling interest	—	190,598	—	—	—	—	—	—	(190,598)	(190,598)
Balances at December 31, 2015	—	161,531	—	9,156,686	92	23,655,814	237	117,686	(195,985)	(77,970)
Net loss	—	(39,001)	—	—	—	—	—	—	(16,352)	(16,352)
Share-based compensation	—	—	—	—	—	—	—	2,641	—	2,641
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	—	—	721	—	721
Exchange of Class B Common Stock for Class A Common Stock	—	(3,164)	—	536,568	5	(536,568)	(5)	3,164	—	3,164
Change in redemption value of noncontrolling interest	—	3,149	—	—	—	—	—	—	(3,149)	(3,149)

Balances at December 31, 2016	$—	$122,515	$—	9,693,254	$97	23,119,246	$232	$124,212	$(215,486)	$(90,945)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss before noncontrolling interest	$(55,353)	$(41,107)	$(36,101)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
(Gain) loss on disposal of PP&E, net	(2)	(7)	34
Depreciation expense	265	501	864
Share-based compensation expense	2,641	859	—
Change in fair value of contingent distribution	—	695	—
Amortization of debt discount	154	—	—
Amortization of debt discount – related party	—	—	4,773
Non-cash interest expense – distribution payable	—	27	—
Amortization of deferred financing costs	—	—	145
Impairment loss on carrying value of land	—	48	488
Bad debt (recovery) expense – related party	—	(3)	633
Impairment loss of marketable securities – related party	—	—	30
Change in fair value of marketable securities – related party	—	—	39
Changes in assets and liabilities:
Accounts receivable	69	(69)	(733)
Prepaid expenses and other assets	502	(1,020)	62
Employee loans receivable – related party	49	12	(43)
Receivable due from a related party	—	—	(623)
Note receivable	—	(20)	(231)
Other long-term assets	(261)	(1,598)	(4)
Accounts payable and accrued expenses	4,786	2,930	(2,324)
Accounts payable and accrued expenses – related party	(880)	2,458	2,144
Deferred revenue	(198)	219	—
Other liabilities	19	(871)	68
Net cash used in operating activities	(48,209)	(36,946)	(30,779)
Cash flows from investing activities:
Proceeds from sale of assets	4	25	334
Expenses paid related to disposal of HPCTC – related party	—	—	(140)
Purchases of property and equipment	(87)	(104)	(33)
Net cash (used in) provided by investing activities	(83)	(79)	161
Cash flows from financing activities:
Proceeds from issuance of vTv Therapeutics Inc. Class A Common Stock sold in initial public offering, net of offering costs	—	105,773	—
Proceeds from debt issuance	12,500	—	—
Repurchase of TTP preferred common member units and warrants – related party	—	—	(2,500)
Debt issuance costs	(673)	—	—
Payment of offering costs – related party	—	(1,329)	—
Proceeds from debt issuance – related party	—	19,289	33,561
Repayment of long-term obligations	(33)	(89)	(148)
Net cash provided by financing activities	11,794	123,644	30,913
Net (decrease) increase in cash and cash equivalents	(36,498)	86,619	295
Cash and equivalents, beginning of period	88,003	1,384	1,089
Cash and equivalents, end of period	$51,505	$88,003	$1,384
Supplemental cash flow information:
Cash paid for interest	$242	$75	$142
Non-cash activities:
Change in carrying value of net assets and liabilities not transferred to vTv Therapeutics, LLC as part of the Reorganization Transactions	$—	$2,747	$—
Change in redemption value of noncontrolling interest	$3,149	190,598	$—
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$3,164	12,461	$—
Issuance of warrants to purchase vTv Therapeutics Inc. Class A Common Stock	$923
Repurchase of TTP and HPP preferred units, common membership units and warrants, in exchange for HPCTC and other liabilities, net of cash exchanged – related party	$—	$—	$40,351
Deemed contribution from related party in a debt extinguishment – related party	$—	$—	$18,733
Issuance of TTP Series F redeemable preferred units in exchange for debt – related party	$—	$—	$74,000

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

(1)

vTvx Holdings I and vTvx Holdings II contributed substantially all of their assets, including all of their personnel and operations (the “Contributed Assets”), to a newly formed holding company, vTv Therapeutics Holdings LLC (“vTv Therapeutics Holdings”), in return for interests of vTv Therapeutics Holdings. Assets that were not contributed included restricted cash, certain receivables unrelated to the combined operations and land included in property and equipment, net.  Liabilities that were not assumed included debt, a contingent distribution payable and other related party liabilities. All assets and liabilities that were not contributed or assumed remained with vTvx Holdings I and vTvx Holdings II and are not reflected in the Consolidated Balance Sheets as of December 31, 2016 and 2015;

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

Reclassifications

To facilitate comparison of information across periods, certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its consolidated financial statements. Various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in

vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement. vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015 and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A Common Stock, the fair value of the Class B Common Stock, the useful lives of property and equipment, the fair value of the Company’s membership units, the fair value of redeemable preferred units, and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions. The balances of these cash accounts frequently exceed insured limits.

There were no accounts receivable at December 31, 2016 and the balance of accounts receivable at December 31, 2015 was not significant.

Two customers represented 100% of the revenue earned during the years ended December 31, 2016 and 2015. Three customers represented 98% of the revenue during the year ended December 31, 2014.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Collaboration Revenue and Accounts Receivable

The majority of the Company’s collaboration revenue and accounts receivable is related to an exclusive global license agreement (the “License Agreement”) which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and may in the future pay potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, Calithera agreed to fund up to $1.1 million during the first 12 months of the License Agreement for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors under which the Company has recognized a total of $0.3 million from the inception of the contract through December 31, 2016. If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. During 2014, the Company determined that certain of its land assets met the criteria for held-for-sale accounting treatment after making the decision to sell the property.  Accordingly, the Company adjusted the carrying value of such assets to the amount of the expected proceeds less costs of disposal, which was lower than the original carrying value. One of these properties was sold during the year ended December 31, 2015 and the other properties were not assumed by the Company as part of the Reorganization Transactions. There were no assets held for sale at December 31, 2016 or 2015.

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

Similarly, the Company records the redeemable noncontrolling interest represented by the vTv Units and the Class B Common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. To date, the Company has not generated any revenue from drug sales and its ability to recognize revenue from its collaboration and licensing agreements is contingent upon its ability to enter into such agreements in the future or the clinical success of investigational drug products subject to its current agreements, as such, the Company will continue to evaluate this guidance to determine the Company’s adoption method and the effect it will have on the Company’s Consolidated Financial Statements based on its potential future revenue sources.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which significantly changes the consolidation analysis required under GAAP and will require companies to reevaluate all previous consolidation conclusions. The Company adopted the provisions of this guidance in the first quarter of 2016.  The adoption of this statement did not have a significant impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this guidance in the first quarter of 2016 on a prospective basis for all arrangements entered into or materially modified after the effective date.  The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  The Company adopted this guidance in the first quarter of 2016 and did not retrospectively adjust prior period presentation.  The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements as the Company’s deferred tax assets were already classified as non-current.

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition by a lessee of lease assets and liabilities on its balance sheet for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 18, 2018.  The adoption of this guidance will result in the recognition of additional assets and liabilities related to the Company’s operating leases within its Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently evaluating the guidance to determine the effect it will have on the Company’s Consolidated Financial Statements.

;

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

During the years ended December 31, 2016 and 2015, the Company issued non-qualified stock option awards to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three year period and expire after a term of ten years from the date of grant.  For the years ended December 31, 2016 and 2015, the Company recognized $2.6 million and $0.9 of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2016, the Company had total unrecognized stock-based compensation expense of approximately $4.3 million, which is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.  The weighted average grant date fair value for all option grants during the years ended December 31, 2016 and 2015 was $4.05 and $8.15 per option, respectively. As all of the outstanding awards were out-of-the-money at December 31, 2016, the aggregate intrinsic value of the in-the-money awards outstanding as of December 31, 2016 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2016 and 2015:

	2016	2015
Expected volatility	81.57% - 87.23%	83.84% - 88.23%
Expected life of option, in years	5.0 - 6.0	5.8 - 9.6
Risk-free interest rate	1.22% - 1.45%	1.72% - 2.25%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2016 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2015	971,934	$11.31
Granted	131,500	5.80
Forfeited	(7,333)	7.65
Awards outstanding at December 31, 2016	1,096,101	$10.68
Options exercisable at December 31, 2016	349,273	$11.09
Weighted average remaining contractual term	8.7 Years
Options vested and expected to vest at December 31, 2016	1,059,523	$10.74
Weighted average remaining contractual term	8.8 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2016	2015
Research and development	$975	$221
General and administrative	1,666	638
Total share-based compensation expense	$2,641	$859

Note 4: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$6,962	$7,085
Leasehold improvements	2,358	2,337
Computers and hardware	292	518
Software	855	1,307
Furniture and office equipment	431	465
Total property and equipment	10,898	11,712
Less: accumulated depreciation and amortization	(10,454)	(11,088)
Property and equipment, net	$444	$624

During the year ended December 31, 2014, the Company recognized an impairment loss on land of $0.5 million. The impairment loss is reflected in other (loss) income on the Consolidated Statements of Operations.

Depreciation expense, including amounts pertaining to assets held under capital leases, was $0.3 million, $0.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 5: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$3,060	$3,262
Accrued development costs	6,305	1,912
Accrued payroll related costs	1,468	1,040
Accrued other	580	413
Total	$11,413	$6,627

Note 6: Notes Payable

Notes payable consist of the following:

	2016	2015
Notes payable under the Loan Agreement	$12,500	$—
Less: Debt discount	(1,442)	—
Total notes payable	$11,058	$—

On October 28, 2016, the Company and vTv LLC entered into the Loan Agreement under which the Company and vTv LLC may borrow up to $25.0 million in three tranches of $12.5 million, $7.5 million and $5.0 million, respectively.

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

The Company incurred $0.7 million of costs in connection with the Loan Agreement.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount, are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheet as of December 31, 2016 and will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payment for the first loan tranche of $0.8 million will be accrued as additional interest expense, using the effective interest method, over the term of the first tranche.

The Company recorded interest expense related to the Loan Agreement of $0.4 million for the year ended December 31, 2016.  The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 17.7%.

Principal payments due under the terms of the Loan Agreement are as follows (in thousands):

2017	$—
2018	3,646
2019	6,250
2020	2,604
2021	—
Total	$12,500

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

Lease Agreements

The Company leases various equipment and facilities under operating leases expiring at various dates through 2019. Rent expense for non-cancelable operating leases was $0.6 million, $0.6 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2017	$471
2018	244
2019	6
2020	—
2021	—
Total	$721

The Company has recognized an asset retirement obligation for an obligation in its facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. Although the lease termination date is currently in 2018, the Company may be able to renegotiate the lease to extend its terms. Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $0.2 million at both December 31, 2016 and 2015. An immaterial amount of accretion and depreciation expense was recognized in the years ended December 31, 2016 and 2015.

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

On October 28, 2016, the Company entered into the Loan Agreement as discussed in Note 6.  In connection with the Loan Agreement, the Company issued to the Lenders Warrants to purchase a total of 152,580 shares of the Company’s Class A Common Stock at an exercise price of $6.39 per share.  Further, the Warrants issued related to the second tranche require the Company to issue an additional variable number of shares under the Warrants dependent upon the fair value of the Company’s Class A Common Stock as of the second tranche’s funding date.  In each case, the Warrants have a term of seven years.

The Warrants issued with a determinable number of shares and exercise price were recorded as a component of additional paid-in capital within the Company’s Consolidated Balance Sheet as of December 31, 2016 based on their relative fair value.  The Warrants issued for a variable number of shares were recorded as a component of other liabilities within the Consolidated Balance Sheet as of December 31, 2016.  The related warrant liability will be adjusted to its fair value on a periodic basis until the associated warrants are cancelled or qualify for equity classification. For the year ended December 31, 2016, the Company recognized additional interest expense within the Consolidated Statement of Operations of a de minimus amount related to the adjustment of the warrant liability to its fair value.

Fair value of the Warrants was calculated as of October 28, 2016 using the methods described in Note 16 using the following assumptions:

Expected volatility	82.54%
Expected life of option, in years	7.0
Risk-free interest rate	1.63%
Expected dividend yield	0.00%

Note 9: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 70.5% noncontrolling interest in vTv LLC (see Note 1).  The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2016 and 2015, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $122.5 million and $161.5 million, respectively.

Note 10: Related-Party Transactions

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party. The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore.  Total purchases from PharmaCore, while it was considered to be a related party were $0.8 million, $2.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. The Note Agreement had a nine-year term, a fixed interest rate of 8.25% per annum, with maturity of June 1, 2017. No payments were required through December 31, 2014 with accrued interest capitalized into the principal balance. Thereafter, interest is to be paid quarterly. As part of the agreement, the Company received a warrant, exercisable for up to ten years, to purchase 370,370 common units of PharmaCore at an exercise price of $0.54 per unit. During the years ended December 31, 2015 and 2014, the Company recorded interest income of $0.4 million and $0.6 million, respectively, related to this financing. This receivable balance was not contributed to the Company as part of the Reorganization Transactions and, as such, no interest income was recognized during the year ended December 31, 2016.

During the years ended December 31, 2015 and 2014, the Company recognized bad debt expense of $0.4 million and $0.6 million, respectively, for this Note Agreement due to the uncertainty of the receivable’s collectability.

MacAndrews & Forbes Incorporated

Subsequent to the Reorganization Transactions (Note 1) subsidiaries of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly control 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2016, MacAndrews holds 2,400,666 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 77.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below and in Note 1.

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of December 31, 2016, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2016.

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

Note 11: Employee Benefit Plan

The Company has a 401(k) retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.2 million, $0.1 million and $0.2 million to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 12: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  Prior to July 30, 2015, TTP and HPP were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.  The Company did not record an income tax provision for the years ended December 31, 2016, 2015 and 2014.

As discussed in Note 1, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2016.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2016	2015	2014
U.S. statutory tax benefit	$(19,374)	$(14,387)	$(12,635)
Partnership income (federal) not subject to tax to the Company	13,651	12,502	12,635
State taxes (net of federal benefit)	—	—	—
Losses with no benefit	5,723	1,885	—
Provision for income taxes	$—	$—	$—
Effective income tax rate	0.0%	0.0%	0.0%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$8,189	$2,543
Share-based compensation	3	44
Investment in partnerships	1,844	1,476
Total deferred tax assets	10,036	4,063
Valuation allowance	(10,036)	(4,063)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  On the basis of this evaluation, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  As a result, the Company’s valuation allowance increased by $6.0 million.

The Company has federal net operating loss carryforwards of $22.1 million that will be available to offset future taxable income.  Such carryforwards expire in 2035 and 2036 if not utilized.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2016, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2016.

The Company files U.S. federal, Connecticut, New York, North Carolina and Virginia tax returns.  The only open tax years for U.S. federal and the aforementioned states are December 31, 2016 and 2015.

Note 13: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2016 and 2015 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.  Loss per share is not presented for the year ended December 31, 2014 as the Company did not have any economic interests prior to the date of the IPO and Reorganization Transactions through which it was given ownership in vTv LLC.  Losses prior to the IPO and Reorganization Transactions would have been allocated to the original members of TTP and HPP. Loss per share for the year ended December 31, 2015 includes the losses recognized both prior and subsequent to the IPO and Reorganization Transactions.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(55,353)	$(41,107)	$(36,101)
Less: Net loss attributable to noncontrolling interests	(39,001)	(13,609)	—
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(16,352)	$(27,498)	$(36,101)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,545,527	8,276,520
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(1.71)	$(3.32)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2016	2015	2014
Class B Common Stock (1)	23,119,246	23,655,814	—
Common stock options	1,096,101	971,934	—
Common stock warrants	152,580	—	—
Total	24,367,927	24,627,748	—

(1)

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

Note 14: Quarterly Financial Data (Unaudited)

The following interim financial information presents our 2016 and 2015 results of operations on a quarterly basis (in thousands, except per share amounts):

	2016
	March 31	June 30	September 30	December 31
Revenues	$376	$182	$38	$38
Operating loss	(13,540)	(14,639)	(13,528)	(13,313)
Net loss before noncontrolling interest	(13,520)	(14,617)	(13,505)	(13,711)
Net loss attributable to vTv Therapeutics Inc.	(3,852)	(4,457)	(3,993)	(4,050)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted (1)	$(0.42)	$(0.47)	$(0.41)	$(0.42)

	2015
	March 31	June 30	September 30	December 31
Revenues	$50	$110	$133	$226
Operating loss	(9,721)	(7,889)	(9,441)	(11,090)
Net loss before noncontrolling interest	(9,813)	(10,412)	(9,822)	(11,059)
Net loss attributable to vTv Therapeutics Inc.	(9,813)	(10,412)	(4,103)	(3,169)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted (1)	$(1.26)	$(1.33)	$(0.49)	$(0.35)

(1)

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

Note receivable from Former Officer - On March 30, 2007, TransTech Pharma, Inc. (“TTP Inc.”) entered into a promissory note (the “2007 Note”) with a former officer and director (“the Former Officer”), pursuant to which TTP Inc. loaned $4.8 million to the Former Officer.

Promissory note on land - In June 2008, TTP Inc. entered into a promissory note with a financial institution secured by a deed of trust on land purchased in 2008.

Distribution payable - On December 30, 2014, the boards of directors of TTP and HPP authorized a repurchase of units from the Former Officer and certain entities related to the officer (collectively with the Former Officer, the “Former Officer and Related Entities”) of TTP. The terms of the unit repurchase are stipulated in a Letter Agreement (the “Former Officer Agreement”) with the Former Officer and Related Entities. The Former Officer Agreement stipulated that these entities would repurchase all of the TTP and HPP issued and outstanding units owned by the Former Officer and Related Entities, including any warrants and options to purchase common units (collectively, the “Repurchased Units”). In exchange for the Repurchased Units, under the Former Officer Agreement, TTP and HPP agreed to make periodic cash payments to the Former Officer and Related Entities totaling $7.5 million between December 30, 2014 and September 30, 2017. Payments consisted of $2.5 million paid at closing of the agreement on December 30, 2014 and $5.0 million to be paid in eight equal quarterly installments beginning December 31, 2015.

Uncommitted advance agreement - On March 28, 2014, TTP, HPP and M&F agreed to exchange all $116.2 million of outstanding principal and interest due to M&F under a Note and Equity Issuance Agreement (including amounts advanced under the initial agreement plus the promissory notes issued in 2013 and amounts advanced following the December 24, 2013 amendment) for 292,722,844 Series F redeemable convertible preferred units of TTP and 155,219,376 Series B redeemable convertible preferred units of HPP. Concurrently on March 28, 2014, TTP and HPP entered into an Uncommitted Advance Agreement with M&F and the Former Officer. As of December 30, 2014, the Former Officer was no longer party to this agreement.

Contingent distribution - On December 31, 2014, TTP transferred 100% of its ownership interests in HPCTC to the Former Officer and agreed to make future distributions to the Former Officer (the “Contingent Distributions”).

Perpetual securities - On March 28, 2014, TTP entered into a reaffirmation and pledge agreement (“Pledge Agreement”) with the Former Officer and Related Entities. Pursuant to the Pledge Agreement, the Former Officer granted a security interest to TTP in the Pledged Units to secure the Former Officer’s obligations to TTP under the 2007 Note and under the Pledge Agreement. On December 30, 2014, the Pledged Units were exchanged for TTP Perpetual Securities in the principal amount of approximately $6.0 million and HPP Perpetual Securities in the principal amount of approximately $0.5 million (the “Perpetual Securities”). The Perpetual Securities were initially recorded at their initial fair value of $6.6 million. The increase in the fair value of the perpetual securities during the year ended December 31, 2015, prior to the Reorganization Transactions was $0.1 million and is reflected in other income, net in the Consolidated Statements of Operations.

Release agreement - On August 28, 2015, vTv Therapeutics Holdings, vTvx Holdings I, vTvx Holdings II, MacAndrews & Forbes Incorporated and M&F entered into a release agreement (the “Release Agreement”) with the Former Officer and Related Entities to settle certain obligations, including the obligation to pay the Contingent Distributions, under the Former Officer Agreement. Under the Release Agreement, vTv Therapeutics Holdings agreed to transfer 1,344,186 shares of Class B Common Stock and the same number of corresponding vTv Units to the Former Officer. Under the Release Agreement and the Former Officer Agreement, the 2007 Note owed by the Former Officer to TTP was also deemed discharged and canceled and the perpetual securities of vTvx Holdings I and vTvx Holdings II having principal amounts of $6.0 million and $0.5 million, respectively, held by the Former Officer, were repurchased by vTvx Holdings I and vTvx Holdings II in exchange therefor. On the same date, under the Exchange Agreement, the Former Officer exchanged those shares of Class B Common Stock and vTv Units for 1,344,186 shares of Class A Common Stock.

Note 16: Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s notes payable is considered to approximate its carrying value because it bears interest at a variable interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2016 (in thousands):

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability (1)	$167	$—	$—	$167
Total	$167	$—	$—	$167

(1)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2016, 2015 and 2014
	Balance at January 1	Net Change in fair value included in earnings	Net change in fair value (1)	Purchases / Issuance	Sales / Repurchases	Effect of Reorganization Transaction	Balance at December 31
2016
Warrant liability	$—	$—	$—	$167	$—	$—	$167
Total	$—	$—	$—	$167	$—	$—	$167

2015
TTP Redeemable preferred units	$412,085	$—	$66,379	$—	$—	$(478,464)	$—
HPP Redeemable preferred units	—	—	—	—	—	—	—
Consideration payable	4,897	—	—	—	—	(4,897)	—
Note payable	6,594	115	—	—	—	(6,709)	—
Contingent distribution	26,359	—	695	—	—	(27,054)	—
Total	$449,935	$115	$67,074	$—	$—	$(517,124)	$—

2014
TTP Redeemable preferred units	$14,676	$—	$399,106	$52,697	$(54,394)	$—	$412,085
HPP Redeemable preferred units	—	—	—	—	—	—	—
Consideration payable	—	—	—	4,897	—	—	4,897
Note payable	—	—	—	6,594	—	—	6,594
Contingent distribution	—	—	—	26,359	—	—	26,359
Total	$14,676	$—	$399,106	$90,547	$(54,394)	$—	$449,935

(1)

The above represents the change in the fair value of the Company’s redeemable preferred units. See the Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Non-Controlling Interest, Stockholders’ and Members’ Deficit for additional changes in the carrying value of the Company’s redeemable preferred units.

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the year ended December 31, 2016, 2015 or 2014.

The fair value of the warrant liability is determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the warrant liability as of December 31, 2016 were:

Annual volatility	83.28%
Annual risk-free rate	2.30%

Changes in the unobservable inputs noted above would impact the amount of the warranty liability. For the Company’s warrants, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.