Form 10-Q
period 2017-03-31
vTv Therapeutics Inc.
filed 2017-05-03
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 3, 2017
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2017

PART I – FINANCIAL INFORMATION

The financial statements and other disclosures contained in this report include those of vTv Therapeutics Inc. (“we”, the “Company” or the “Registrant”), which is the registrant, and those of vTv Therapeutics LLC (“vTv LLC”), which is the principal operating subsidiary of the Registrant.  Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us” and “our” refer to vTv Therapeutics Inc. and its consolidated subsidiaries.

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,150	$51,505
Prepaid expenses and other current assets	782	612
Total current assets	45,932	52,117
Property and equipment, net	426	444
Other long-term assets	1,971	1,934
Total assets	$48,329	$54,495
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$11,105	$11,413
Deferred revenue	4	21
Total current liabilities	11,109	11,434
Notes payable	18,761	11,058
Other liabilities	269	433
Total liabilities	30,139	22,925
Commitments and contingencies
Redeemable noncontrolling interest	141,659	122,515
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 shares outstanding as of March 31, 2017 and December 31, 2016	97	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 shares outstanding as of March 31, 2017 and December 31, 2016	232	232
Additional paid-in capital	125,118	124,212
Accumulated deficit	(248,916)	(215,486)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(123,469)	(90,945)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$48,329	$54,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$30	$376
Operating expenses:
Research and development	10,960	11,141
Research and development - related party	—	194
General and administrative	2,824	2,581
Total operating expenses	13,784	13,916
Operating loss	(13,754)	(13,540)
Other income (loss), net	—	(1)
Interest income	27	23
Interest expense	(559)	(2)
Loss before income taxes and noncontrolling interest	(14,286)	(13,520)
Income tax provision	—	—
Net loss before noncontrolling interest	(14,286)	(13,520)
Less: net loss attributable to noncontrolling interest	(10,066)	(9,668)
Net loss attributable to vTv Therapeutics Inc.	$(4,220)	$(3,852)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.44)	$(0.42)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,229,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2016	122,515	9,693,254	97	23,119,246	232	124,212	(215,486)	(90,945)
Net loss	(10,066)	—	—	—	—	—	(4,220)	(4,220)
Share-based compensation	—	—	—	—	—	739	—	739
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	167	—	167
Change in redemption value of noncontrolling interest	29,210	—	—	—	—	—	(29,210)	(29,210)
Balances at March 31, 2017	$141,659	9,693,254	$97	23,119,246	$232	$125,118	$(248,916)	$(123,469)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss before noncontrolling interest	$(14,286)	$(13,520)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss on disposal of PP&E, net	5	—
Depreciation expense	52	79
Share-based compensation expense	739	607
Amortization of debt discount	203	—
Changes in assets and liabilities:
Accounts receivable	—	(137)
Prepaid expenses and other assets	(170)	(232)
Employee loans receivable – related party	—	25
Other long-term assets	(37)	(264)
Accounts payable and accrued expenses	(308)	1,328
Accounts payable and accrued expenses – related party	—	(258)
Deferred revenue	(17)	(122)
Other liabilities	3	(8)
Net cash used in operating activities	(13,816)	(12,502)
Cash flows from investing activities:
Proceeds from sale of assets	—	—
Purchases of property and equipment	(39)	—
Net cash used in investing activities	(39)	—
Cash flows from financing activities:
Proceeds from debt issuance	7,500	—
Net cash provided by financing activities	7,500	—
Net decrease in cash and cash equivalents	(6,355)	(12,502)
Cash and equivalents, beginning of period	51,505	88,003
Cash and equivalents, end of period	$45,150	$75,501

Non-cash activities:
Change in redemption value of noncontrolling interest	$29,210	$(16,981)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$1,212

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

Principles of Consolidation

vTv Therapeutics Inc. is a holding company and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary, which is a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs.

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2017, various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 7). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Note 2:	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2017, Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2017 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of the Class B Common Stock, the useful lives of property and equipment, the fair value of derivative liabilities, and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions. The balances of these cash accounts frequently exceed insured limits.

There were no accounts receivable balances outstanding as of March 31, 2017 and December 31, 2016.

One and two customers represented 100% of the revenue earned during the three months ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Collaboration Revenue

The majority of the Company’s collaboration revenue recognized in the three months ended March 31, 2016 is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, the Company recognized a total of $0.3 million for the three months ended March 31, 2016 for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors.  If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

Revenue Recognition

The Company uses the revenue recognition guidance established by ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue when: 1) persuasive evidence of an arrangement exists; 2) the service has been provided to the customer; 3) collection of the fee is reasonably assured; and 4) the amount of the fee to be paid by the customer is fixed or determinable. In determining the accounting for collaboration and alliance agreements, the Company follows the provisions of ASC Topic 605, Subtopic 25, “Multiple-Element Arrangements” (“ASC 605-25”) and ASC 808 (“Collaborative Arrangements”). ASC 605-25 provides guidance on whether an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if division is required, how the arrangement consideration should be allocated among the separate units of accounting. If a deliverable has value on a stand-alone basis, the Company treats the deliverable as a separate unit of accounting. If the arrangement constitutes separate units of accounting according to the separation criteria of ASC 605-25, the consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria is applied to each unit. The Company determines how to allocate amounts received under agreements among the separate units based on the respective selling price of each unit. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement and the consideration received is recognized over the period of inception through the date the last deliverable within the single unit of accounting is expected to be delivered.

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

Research and Development

Major components of research and development costs include cash and share-based compensation, depreciation expense on research and development property and equipment, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities costs, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs are expensed as incurred.

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

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock unit (“RSU”) grants are based on the market value of our Class A Common Stock on the date of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. To date, the Company has not generated any revenue from drug sales and its ability to recognize revenue from its collaboration and licensing agreements is contingent upon its ability to enter into such agreements in the future or the clinical success of investigational drug products subject to its current agreements.  As such, the Company will continue to evaluate this guidance to determine the Company’s adoption method and the effect it will have on the Company’s Condensed Consolidated Financial Statements based on its potential future revenue sources.

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition by a lessee of lease assets and liabilities on its balance sheet for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 18, 2018.  The adoption of this guidance will result in the recognition of additional assets and liabilities related to the Company’s operating leases within its Condensed Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company adopted this guidance in the first quarter of fiscal 2017 on a prospective basis and will continue to estimate forfeitures of outstanding awards throughout the requisite service period.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 3:	Share-Based Compensation

During the three months ended March 31, 2017, the Company issued non-qualified stock option awards and restricted stock units to certain employees and directors of the Company. As of March 31, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $6.7 million, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of option grants during the three months ended March 31, 2017 and 2016 was $4.19 and $4.57 per option, respectively. The aggregate intrinsic value of the stock option awards outstanding at March 31, 2017 was $0.7 million.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the three months ended March 31,
	2017	2016
Expected volatility	84.22% - 84.93%	86.54% - 87.23%
Expected life of option, in years	6.0	5.8 - 6.0
Risk-free interest rate	2.05% - 2.24%	1.38% - 1.42%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2016	1,096,101	$10.68
Granted	823,000	5.81
Forfeited	(4,000)	6.83
Awards outstanding at March 31, 2017	1,915,101	$8.59
Options exercisable at March 31, 2017	363,386	$10.98
Weighted average remaining contractual term	8.5 Years
Options vested and expected to vest at March 31, 2017	1,788,961	$8.74
Weighted average remaining contractual term	9.1 Years

The following table summarizes the activity related to the awards of RSUs for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2016	—	$—
Granted	35,000	5.81
Awards outstanding at March 31, 2017	35,000	$5.81
RSUs vested and expected to vest at March 31, 2017	33,660	$5.81

As of March 31, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.  The aggregate intrinsic value of the RSUs outstanding at March 31, 2017 was $0.2 million.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$277	$230
General and administrative	462	377
Total share-based compensation expense	$739	$607

Note 4: Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes payable under the Loan Agreement	$20,000	$12,500
Less: Debt discount	(1,239)	(1,442)
Total notes payable	$18,761	$11,058

On October 28, 2016, the Company and vTv LLC entered into the Loan Agreement under which the Company and vTv LLC may borrow up to $25.0 million in three tranches of $12.5 million, $7.5 million and $5.0 million, respectively.

The Company borrowed the first tranche of $12.5 million upon closing of the transaction on October 28, 2016 and the second tranche of $7.5 million on March 24, 2017.  Subject to certain customary funding conditions, the third tranche of $5.0 million is available for borrowing by the Company no later than June 30, 2017.  Availability of the third tranche is subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of the Company’s main drug candidates.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company has agreed to repay the first tranche of $12.5 million on an interest only basis monthly until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date for the first tranche loan on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  The Company has agreed to repay the second tranche of $7.5 million on an interest only basis monthly until October 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date for the second tranche loan on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.

The Company has agreed to repay any amounts advanced under the third tranche of $5.0 million, in 18 monthly payments of interest only followed by 24 equal monthly payments of principal plus accrued interest through the scheduled maturity date for such loans which is 42 months following the date the Company draws down the third tranche loan.  In addition, if borrowed, a final payment equal to $0.3 million will be due on the scheduled maturity date for the third tranche loan, or on such earlier date specified in the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued and is obligated to issue to the Lenders warrants to purchase shares of the Company’s Class A Common Stock (the “Warrants”).  On October 28, 2016, the Company issued Warrants to purchase 152,580 shares of its Class A Common Stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.  To the extent that the third tranche is borrowed under the Loan Agreement, the Company is obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 6.0% of the third loan tranche upon funding of the third tranche.  In each instance, the Warrants have or will have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Company incurred $0.7 million of costs in connection with the Loan Agreement.  These costs, along with the allocated fair value of the Warrants issued for the first and second tranches which were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 and will be recognized as interest expense over the term of each applicable tranche using the effective interest method.  The final payments for the first and second loan tranches will be accrued as additional interest expense, using the effective interest method, over the term of the relevant loan tranche.

The fair value of the Company’s notes payable is considered to approximate its carrying value because it bears interest at a variable interest rate.

Note 5:	Commitments and Contingencies

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

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.5% noncontrolling interest in vTv LLC outstanding as of March 31, 2017 (see Note 7). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2017 and December 31, 2016, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $141.7 million and $122.5 million, respectively.

Note 7:	Related-Party Transactions

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party.  The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the three months ended March 31, 2016 were $0.2 million.

MacAndrews & Forbes Incorporated

As of March 31, 2017, subsidiaries of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) held 23,084,267 shares of the Company’s Class B Common Stock and 2,400,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 77.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below:

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the option of vTv Therapeutics Inc. (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of March 31, 2017, MacAndrews had not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Company and MacAndrews are party to the Tax Receivable Agreement, which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2017.

Investor Rights Agreement

The Company is party investor rights agreement with M&F, as successor in interest to vTv Therapeutics Holdings (the “Investor Rights Agreement”).  The Investor Rights Agreement provides M&F with certain demand, shelf and piggyback registration rights with respect to its shares of Class A Common Stock and also provides M&F with certain governance rights, depending on the size of its holdings of Class A Common Stock.  Under the Investor Rights Agreement, M&F was initially entitled to nominate a majority of the members of the Board of Directors and designate the members of the committees of the Board of Directors.

Note 8:	Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three months ended March 31, 2017 and 2016. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which are probable to occur which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2017.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(14,286)	$(13,520)
Less: Net loss attributable to noncontrolling interests	(10,066)	(9,668)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(4,220)	$(3,852)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,229,645
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.44)	$(0.42)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2017	March 31, 2016
Class B Common Stock (1)	23,119,246	23,463,241
Common stock options	1,915,101	1,004,934
Common stock warrants	190,586	—
Total	25,224,933	24,468,175

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

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to vTv Therapeutics Inc. and “vTv LLC” refers to vTv Therapeutics LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have commenced patient enrollment and have successfully completed the enrollment of sub-study A in a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we completed a Phase 2b clinical trial (the “AGATA Study”) in August 2016, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we completed a Phase 2 clinical trial (the “LOGRA Study”) in December 2016. We have three additional programs in various stages of preclinical and clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through March 31, 2017, we have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of our initial public offering (“IPO”) in August 2015.

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

From our inception, including our predecessor companies, through March 31, 2017, we have incurred approximately $513.2 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Direct research and development expense:
Azeliragon	$8,070	$7,304
TTP399	80	932
TTP273	180	715
Other projects	344	232
Indirect research and development expense	2,286	2,152
Total research and development expense	$10,960	$11,335

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

We expect that our general and administrative expenses will continue to increase as we operate as a public company and commercialize our drug candidates.  We also expect to incur additional costs in future periods as we continue to establish our investor relations function, implement a system of internal control over financial reporting and a system of disclosure controls and procedures that are compliant with applicable requirements and with corporate governance requirements and other rules of the stock exchange on which we are listed and other similar requirements applicable to public companies.

Interest Expense

Beginning in October 2016, interest expense primarily consists of cash and non-cash interest expense related to our Loan Agreement. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which will be paid in cash upon loan maturity), all of which are recognized in our Consolidated Statement of Operations using the effective interest method.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2017	2016	Change
Revenue	$30	$376	$(346)
Operating expenses:
Research and development	10,960	11,335	(375)
General and administrative	2,824	2,581	243
Total operating expenses	13,784	13,916	(132)
Operating loss	(13,754)	(13,540)	(214)
Interest income	27	23	4
Interest expense	(559)	(2)	(557)
Other income (expense), net	—	(1)	1
Loss before income taxes	(14,286)	(13,520)	(766)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(14,286)	(13,520)	(766)
Less: net loss attributable to noncontrolling interest	(10,066)	(9,668)	(398)
Net loss attributable to vTv Therapeutics Inc.	$(4,220)	$(3,852)	$(368)

Revenue

Revenue was insignificant for the three months ended March 31, 2017 and was $0.4 million for the three months ended March 31, 2016. The revenue earned during the three months ended March 31, 2016 was primarily attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.

Research and Development Expenses

Research and development expenses were $11.0 million and $11.3 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $0.4 million, or 3.3%, was primarily due to:

•

An increase in clinical trial costs of $0.8 million for azeliragon in the first quarter of 2017, which was mainly driven by an increase of $1.8 million for the ongoing STEADFAST study as enrollment continues to increase, offset by a decrease of approximately $1.1 million related to a drug-drug interaction study that was ongoing in the first quarter of 2016, but is now largely complete;

•	Costs related to TTP399 in the first quarter of 2017 decreased $0.9 million from the three months ended March 31, 2016, due to the completion of the AGATA study in August 2016;
•	A decrease in clinical trial costs of $0.5 million for TTP273 in the first quarter of 2017, due to the completion of the LOGRA study in December 2016.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in general and administrative expenses during the period of $0.2 million, or 9.4%, was primarily attributable to compensation expense related to the addition of personnel to support our compliance with public company requirements throughout 2016 and the expense related to share-based awards.

Interest Expense

Interest expense was $0.6 million and an insignificant amount for the three months ended March 31, 2017 and 2016, respectively. Interest expense recognized in 2016 relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

We anticipate that we will continue to incur losses for at least the next several years as we continue our clinical trials. While we believe that we will continue to meet our liquidity requirements over at least the next 12 months, we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our cash and cash equivalents of $45.2 million at March 31, 2017.  In addition to these sources of funds, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  Further, the execution, prior to June 30, 2017, of a term sheet meeting the requirements set forth by our $25.0 million loan agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”), would allow us to borrow the $5.0 million third tranche the Loan Agreement.

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement, under which we have borrowed $20.0 million with an additional $5.0 million third tranche available for borrowing no later than June 30, 2017 subject to receipt of an executed term sheet setting forth certain agreed upon upfront and clinical and regulatory milestone payments for the licensing or purchase of one of our main drug candidates and other customary closing conditions.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  Payments with respect to the first tranche are payable on an interest only basis monthly until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  We borrowed the second tranche of $7.5 million in March 2017.  Payments with respect to the second tranche are payable on an interest only basis monthly until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.

We have agreed to repay any amounts advanced under the third tranche of $5.0 million in 18 monthly payments of interest only followed by 24 equal monthly payments of principal plus accrued interest through the scheduled maturity date for such loans, which is 42 months following the date we draw down the second or third tranche loans, as applicable. In addition, a final payment equal to $0.3 million will be due on the scheduled maturity date for the third tranche loan, or on such earlier date specified in the Loan Agreement.

If we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, we have issued and are obligated to issue to the Lenders warrants to purchase shares of our Class A common stock.  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. On March 24, 2017, in connection with the funding of the second tranche, we issued Warrants to purchase 38,006 shares of our Class A common stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the principal amount of the second tranche. To the extent that the third tranche is borrowed under the Loan Agreement, we are obligated to issue to the Lenders Warrants with respect to a number of shares such that the aggregate exercise price of such warrants is equal to 6.0% of third loan tranche upon funding of the third tranche.  In each instance, the Warrants have or will have an exercise price equal to the lower of (a) the volume weighted average price per share of our Class A common stock, as reported on the principal stock exchange on which our Class A common stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of our Class A common stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

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

Cash Flows

	March 31,
	2017	2016
(dollars in thousands)
Net cash used in operating activities	$(13,816)	$(12,502)
Net cash used in investing activities	(39)	—
Net cash provided by financing activities	7,500	—
Net decrease in cash and cash equivalents	$(6,355)	$(12,502)

Operating Activities

For the three months ended March 31, 2017, our net cash used in operating activities increased $1.3 million from the three months ended March 31, 2016.  The increased use of cash was primarily driven by the increased spending on our clinical trials and a higher usage of existing working capital.

Investing Activities

For the three months ended March 31, 2017 and 2016, net cash used in investing activities was insignificant.

 Financing Activities

For the three months ended March 31, 2017, our cash provided by financing activities was driven primarily by the borrowing of the $7.5 million second tranche available to us under our Loan Agreement.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and funds available to us under our Loan Agreement will enable us to fund our operating expenses and capital requirements through the receipt of results for Part A of our STEADFAST Study. We intend to use our existing cash and cash equivalents to fund the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon.  However, our current cash, cash equivalents and funds available to us under our Loan Agreement will not be sufficient for us to complete the STEADFAST Study, and we will need to raise additional capital to complete the development, regulatory submission and commercialization of azeliragon.  We are and plan to continue to pursue partnering arrangements with other pharmaceutical companies for our GKA, GLP-1r and other pipeline programs which may provide additional capital if consummated.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Disclosures About Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2017 (in thousands):

		Nine months ended December 31,	Years ended December 31,
	Total	2017	2018 - 2020	2021 - 2022	2023 and thereafter
Principal payments under Loan Agreement	$20,000	$—	$20,000	$—	$—
Interest on Loan Agreement (1)	6,233	1,625	4,608	—	—
Operating lease commitments	605	355	250	—	—
Total contractual obligations	$26,838	$1,980	$24,858	$—	$—
(1)

Interest payments associated with the Loan Agreement are projected based on interest rates in effect as of March 31, 2017 assuming no variable rate fluctuations going forward.  An increase in the interest rates applicable to our Loan Agreement by 1% would result in an additional $0.2 million of annual cash interest expense.  In addition to the estimated monthly cash interest payments, the projected interest payments stated above also include the 6% final interest payment to be paid upon the maturity of the debt obligation.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates in 2017.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Interest Rate Risk

Our Loan Agreement bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  A one percent increase in the variable rate of interest on the Loan Agreement would increase interest expense by approximately $0.2 million annually based on the amounts currently outstanding. We do not currently hedge our interest rate exposure.

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

We do not have any material foreign currency exposure

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

In addition to the other information in this report, investors should carefully consider the risk factors set forth under the heading "Risk Factors" under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	vTv Therapeutics Inc. Form of Restricted Stock Unit Award Agreement.

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

Date: May 3, 2017

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	vTv Therapeutics Inc. Form of Restricted Stock Unit Award Agreement.

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