Form 10-Q
period 2017-06-30
vTv Therapeutics Inc.
filed 2017-08-02
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of August 2, 2017
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the six months ended June 30, 2017	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,513	$51,505
Prepaid expenses and other current assets	639	612
Total current assets	33,152	52,117
Property and equipment, net	374	444
Other long-term assets	2,253	1,934
Total assets	$35,779	$54,495
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,734	$11,413
Deferred revenue	—	21
Current portion of notes payable	521	—
Total current liabilities	11,255	11,434
Notes payable	18,516	11,058
Other liabilities	273	433
Total liabilities	30,044	22,925
Commitments and contingencies
Redeemable noncontrolling interest	112,145	122,515
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 shares outstanding as of June 30, 2017 and December 31, 2016	97	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 shares outstanding as of June 30, 2017 and December 31, 2016	232	232
Additional paid-in capital	126,077	124,212
Accumulated deficit	(232,816)	(215,486)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(106,410)	(90,945)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$35,779	$54,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$13	$182	$43	$558
Operating expenses:
Research and development	9,623	12,077	20,583	23,218
Research and development - related party	—	72	—	266
General and administrative	3,005	2,672	5,829	5,253
Total operating expenses	12,628	14,821	26,412	28,737
Operating loss	(12,615)	(14,639)	(26,369)	(28,179)
Other income (loss), net	—	1	—	—
Interest income	33	22	60	45
Interest expense	(832)	(1)	(1,391)	(3)
Loss before income taxes and noncontrolling interest	(13,414)	(14,617)	(27,700)	(28,137)
Income tax provision	—	—	—	—
Net loss before noncontrolling interest	(13,414)	(14,617)	(27,700)	(28,137)
Less: net loss attributable to noncontrolling interest	(9,451)	(10,160)	(19,517)	(19,828)
Net loss attributable to vTv Therapeutics Inc.	$(3,963)	$(4,457)	$(8,183)	$(8,309)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.41)	$(0.47)	$(0.84)	$(0.88)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,564,623	9,693,254	9,397,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2016	122,515	9,693,254	97	23,119,246	232	124,212	(215,486)	(90,945)
Net loss	(19,517)	—	—	—	—	—	(8,183)	(8,183)
Share-based compensation	—	—	—	—	—	1,698	—	1,698
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	167	—	167
Change in redemption value of noncontrolling interest	9,147	—	—	—	—	—	(9,147)	(9,147)
Balances at June 30, 2017	$112,145	9,693,254	$97	23,119,246	$232	$126,077	$(232,816)	$(106,410)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss before noncontrolling interest	$(27,700)	$(28,137)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss on disposal of PP&E, net	5	(2)
Depreciation expense	104	148
Share-based compensation expense	1,698	1,306
Amortization of debt discount	479	—
Changes in assets and liabilities:
Accounts receivable	—	69
Prepaid expenses and other assets	(27)	691
Employee loans receivable – related party	—	25
Other long-term assets	(319)	(261)
Accounts payable and accrued expenses	(679)	2,863
Accounts payable and accrued expenses – related party	—	(568)
Deferred revenue	(21)	(198)
Other liabilities	7	9
Net cash used in operating activities	(26,453)	(24,055)
Cash flows from investing activities:
Proceeds from sale of assets	—	4
Purchases of property and equipment	(39)	(87)
Net cash used in investing activities	(39)	(83)
Cash flows from financing activities:
Proceeds from debt issuance	7,500	—
Repayment of long-term obligations	—	(24)
Net cash provided by (used in) financing activities	7,500	(24)
Net decrease in cash and cash equivalents	(18,992)	(24,162)
Cash and equivalents, beginning of period	51,505	88,003
Cash and equivalents, end of period	$32,513	$63,841

Non-cash activities:
Change in redemption value of noncontrolling interest	$9,147	$(2,308)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$3,145

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements – Unaudited

(dollar amounts are in thousands, unless otherwise noted)

Note 1:	Description of Business, Basis of Presentation and Going Concern

Description of Business

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company was formed to discover and develop orally administered small molecule drug candidates to fill significant unmet medical needs.

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2017, various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 7). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through June 30, 2017, the Company has funded its operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of its IPO in August 2015.  As of June 30, 2017, the Company has an accumulated deficit of $232.8 million and has generated net losses in each year of its existence.  Management estimates that the cash and cash equivalents balance as of June 30, 2017 of $32.5 million will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  Management is currently seeking possible partnering opportunities for our glucokinase activator (“GKA”), glucagon-like peptide-1 receptor agonist (“GLP-1r”) and other drug candidates which may provide additional capital, if consummated.  However, the timing of such events occurring, if at all, is not yet determinable.  Additionally, we may finance our cash needs through a combination of equity offerings, debt financings, other collaborations or strategic alliances.  Further, there is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study in early 2018.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Condensed Consolidated Financial Statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2:	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2017, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the six months ended June 30, 2017 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

There were no accounts receivable balances outstanding as of June 30, 2017 and December 31, 2016.

One and two customers represented 100% of the revenue earned during the three and six months ended June 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Collaboration Revenue

The majority of the Company’s collaboration revenue recognized in the three and six months ended June 30, 2016 is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, the Company recognized a total of $0.3 million for the three and six months ended June 30, 2016 for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors.  If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

Share-Based Compensation

Compensation expense for share-based compensation awards is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock unit (“RSU”) grants are based on the market value of our Class A Common Stock on the date of grant. The Company also estimates the number of share-based awards that are expected to be forfeited based on historical employee turnover rates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company plans to adopt this guidance using the modified retrospective transition method.  To date, the Company has not generated any revenue from drug sales and its ability to recognize revenue from its collaboration and licensing agreements is contingent upon its ability to enter into such agreements in the future or the clinical success and subsequent approval by the United States Food and Drug Administration of investigational drug products subject to its current agreements.  As such, the Company will continue to evaluate the effect this standard will have on the Company’s Condensed Consolidated Financial Statements based on its potential future revenue sources.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 107-09”), which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a material impact on the Company's Condensed Consolidated Financial Statements.

Note 3:	Share-Based Compensation

During the three and six months ended June 30, 2017, the Company issued non-qualified stock option awards and restricted stock units to certain employees and directors of the Company. As of June 30, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $5.9 million, which is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of option grants during the three and six months ended June 30, 2017 and 2016 was $3.80 and $4.57 per option, respectively. The aggregate intrinsic value of the stock option awards outstanding at June 30, 2017 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Six Months Ended June 30,
	2017	2016
Expected volatility	84.22% - 85.93%	81.57% - 87.23%
Expected life of option, in years	5.8 - 6.0	5.0 - 6.0
Risk-free interest rate	1.94% - 2.24%	1.22% - 1.42%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2016	1,096,101	$10.68
Granted	871,000	5.79
Forfeited	(5,667)	6.69
Awards outstanding at June 30, 2017	1,961,434	$8.52
Options exercisable at June 30, 2017	378,416	$10.87
Weighted average remaining contractual term	8.3 Years
Options vested and expected to vest at June 30, 2017	1,851,742	$8.64
Weighted average remaining contractual term	8.9 Years

The following table summarizes the activity related to the awards of RSUs for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2016	—	$—
Granted	35,000	5.81
Awards outstanding at June 30, 2017	35,000	$5.81
RSUs vested and expected to vest at June 30, 2017	33,830	$5.81

As of June 30, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.  The aggregate intrinsic value of the RSUs outstanding at June 30, 2017 was $0.2 million.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$395	$253	$672	$482
General and administrative	564	446	1,026	824
Total share-based compensation expense	$959	$699	$1,698	$1,306

Note 4:Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable under the Loan Agreement	$20,000	$12,500
Less: Debt discount	(963)	(1,442)
Total notes payable	19,037	11,058
Less: Current portion	(521)	—
Total notes payable, net of current portion	$18,516	$11,058

On October 28, 2016, the Company and vTv LLC entered into the Loan Agreement under which the Company and vTv LLC could borrow up to $25.0 million in three tranches of $12.5 million, $7.5 million and $5.0 million, respectively.

The Company borrowed the first tranche of $12.5 million upon closing of the transaction on October 28, 2016 and the second tranche of $7.5 million on March 24, 2017.  The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

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

In connection with the Loan Agreement, the Company issued to the Lenders warrants to purchase shares of the Company’s Class A Common Stock (the “Warrants”).  On October 28, 2016, the Company issued Warrants to purchase 152,580 shares of its Class A Common Stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.  In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Company incurred $0.7 million of costs in connection with the Loan Agreement.  These costs, along with the allocated fair value of the Warrants issued for the first and second tranches which were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 and will be recognized as interest expense over the term of each applicable tranche using the effective interest method.  The final payments for the first and second loan tranches will be accrued as additional interest expense, using the effective interest method, over the term of the relevant loan tranche.

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

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.5% noncontrolling interest in vTv LLC outstanding as of June 30, 2017 (see Note 7). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2017 and December 31, 2016, the redeemable noncontrolling interest was recorded based on the redemption value of $112.1 million and $122.5 million, respectively.

Note 7:	Related-Party Transactions

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party.  The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the three and six months ended June 30, 2016 were $0.1 million and $0.3 million, respectively.

MacAndrews & Forbes Incorporated

As of June 30, 2017, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) held 23,084,267 shares of the Company’s Class B Common Stock and 2,400,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 77.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below:

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the option of vTv Therapeutics Inc. (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of June 30, 2017, MacAndrews had not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2017.

Investor Rights Agreement

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

The Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three and six months ended June 30, 2017 and 2016. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which are probable to occur which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2017.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(13,414)	$(14,617)	$(27,700)	$(28,137)
Less: Net loss attributable to noncontrolling interests	(9,451)	(10,160)	(19,517)	(19,828)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(3,963)	$(4,457)	$(8,183)	$(8,309)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,564,623	9,693,254	9,397,134
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.41)	$(0.47)	$(0.84)	$(0.88)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Class B Common Stock (1)	23,119,246	23,122,576
Common stock options	1,961,434	1,094,434
Common stock warrants	190,586	—
Total	25,271,266	24,217,010

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and type 2 diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have successfully completed the enrollment of patients in both sub-studies in our Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we completed a Phase 2b clinical trial (the “AGATA Study”) in August 2016, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we completed a Phase 2 clinical trial (the “LOGRA Study”) in December 2016. We have three additional programs in various stages of preclinical and clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through June 30, 2017, we have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of our initial public offering (“IPO”) in August 2015.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidate, azeliragon, for the treatment of AD;
•	seek to obtain regulatory approvals for azeliragon;
•	prepare for the potential commercialization of azeliragon;
•	begin outsourcing the commercial manufacturing of azeliragon;
•	expand our research and development activities and advance our clinical programs, including our type 2 diabetes programs, TTP399 and TTP273; and
•	maintain, expand and protect our intellectual property portfolio.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations (“CRO”s) in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials.  Our indirect research and development costs consist primarily of salaries, benefits and related overhead expenses for personnel in research and development functions and depreciation of leasehold improvements, laboratory equipment and computers.  Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.

From our inception, including our predecessor companies, through June 30, 2017, we have incurred approximately $522.8 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct research and development expense:
Azeliragon	$6,715	$7,781	$14,785	$15,085
TTP399	59	715	139	1,647
TTP273	101	1,207	281	1,923
Other projects	308	223	652	455
Indirect research and development expense	2,440	2,223	4,726	4,374
Total research and development expense	$9,623	$12,149	$20,583	$23,484

We plan to incur significant research and development expenses for the foreseeable future as we continue the development of azeliragon and further advance the development of our other drug candidates, subject to the availability of additional funding.

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

Interest Expense

Beginning in October 2016, interest expense primarily consists of cash and non-cash interest expense related to our Loan Agreement. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which will be paid in cash upon loan maturity), all of which are recognized in our Condensed Consolidated Statement of Operations using the effective interest method.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2017	2016	Change
Revenue	$13	$182	$(169)
Operating expenses:
Research and development	9,623	12,149	(2,526)
General and administrative	3,005	2,672	333
Total operating expenses	12,628	14,821	(2,193)
Operating loss	(12,615)	(14,639)	2,024
Interest income	33	22	11
Interest expense	(832)	(1)	(831)
Other income (expense), net	—	1	(1)
Loss before income taxes	(13,414)	(14,617)	1,203
Income tax provision	—	—	—
Net loss before noncontrolling interest	(13,414)	(14,617)	1,203
Less: net loss attributable to noncontrolling interest	(9,451)	(10,160)	709
Net loss attributable to vTv Therapeutics Inc.	$(3,963)	$(4,457)	$494

Revenue

Revenue was insignificant for the three months ended June 30, 2017 and was $0.2 million for the three months ended June 30, 2016. The revenue earned during the three months ended June 30, 2016 was primarily attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.

Research and Development Expenses

Research and development expenses were $9.6 million and $12.1 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $2.5 million, or 20.8%, was primarily due to:

•

A decrease in clinical trial costs of $1.1 million for azeliragon which was mainly driven by a decrease of $1.0 million related to compound manufacturing costs due to the timing of activities, coupled with a decrease of approximately $0.5 million related to a drug-drug interaction study that was ongoing in the second quarter of 2016, but is now complete.  These decreases were offset by an increase of $0.4 million related to the costs for our open-label extension (“OLE”) trial as patients completing the STEADFAST Study elect to roll into the OLE trial;

•	Costs related to TTP399 in the second quarter of 2017 decreased $0.7 million from the three months ended June 30, 2016, due to the completion of the AGATA study in August 2016;
•	A decrease in clinical trial costs of $1.1 million for TTP273 in the second quarter of 2017 as compared with the second quarter of 2016, due to the completion of the LOGRA study in December 2016.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively.  The increase in general and administrative expenses during the period of $0.3 million, or 12.5%, was primarily attributable to increases in the expense related to share-based awards and professional service fees.

Interest Expense

Interest expense was $0.8 million and an insignificant amount for the three months ended June 30, 2017 and 2016, respectively. Interest expense recognized in 2017 relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the six months ended June 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2017	2016	Change
Revenue	$43	$558	$(515)
Operating expenses:
Research and development	20,583	23,484	(2,901)
General and administrative	5,829	5,253	576
Total operating expenses	26,412	28,737	(2,325)
Operating loss	(26,369)	(28,179)	1,810
Interest income	60	45	15
Interest expense	(1,391)	(3)	(1,388)
Loss before income taxes	(27,700)	(28,137)	437
Income tax provision	—	—	—
Net loss before noncontrolling interest	(27,700)	(28,137)	437
Less: net loss attributable to noncontrolling interest	(19,517)	(19,828)	311
Net loss attributable to vTv Therapeutics Inc.	$(8,183)	$(8,309)	$126

Revenue

Revenue was insignificant for the six months ended June 30, 2017 and was $0.6 million for the six months ended June 30, 2016. The revenue earned during the six months ended June 30, 2016 was primarily attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.

Research and Development Expenses

Research and development expenses were $20.6 million and $23.5 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $2.9 million, or 12.4%, was primarily due to:

•

A decrease in clinical trial costs of $0.3 million for azeliragon in the first half of 2017 which was driven by a $1.4 million decrease in costs related to the drug-drug interaction study which is now complete and a decrease of $1.6 million for compound manufacturing costs due to timing of activities.  These decreases were offset by increases in the cost of the STEADFAST and OLE studies of $1.6 million and $0.5 million, respectively, due to higher enrollment in these trials during the six months ended June 30, 2017;

•	Costs related to TTP399 in the first half of 2017 decreased $1.5 million from the six months ended June 30, 2016, due to the completion of the AGATA study in August 2016;
•	A decrease in clinical trial costs of $1.6 million for TTP273 in the first half of 2017, due to the completion of the LOGRA study in December 2016.

General and Administrative Expenses

General and administrative expenses were $5.8 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively.  The increase in general and administrative expenses during the period of $0.6 million, or 11.0%, was primarily attributable to increases in the expense related to share-based awards and professional service fees.

Interest Expense

Interest expense was $1.4 million and an insignificant amount for the six months ended June 30, 2017 and 2016, respectively. Interest expense recognized in 2017 relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2017, we have an accumulated deficit of $232.8 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our cash and cash equivalents of $32.5 million at June 30, 2017.  In addition to available cash and cash equivalents, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  Additionally, we may finance our cash needs through a combination of equity offerings, debt financings, other collaborations or strategic alliances.  However, the timing of such events occurring, if at all, is not yet determinable.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study in early 2018.

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement, under which we have borrowed $20.0 million.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  Payments with respect to the first tranche are payable on an interest only basis monthly until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  We borrowed the second tranche of $7.5 million in March 2017.  Payments with respect to the second tranche are payable on an interest only basis monthly until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.  The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

If we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, we have issued to the Lenders warrants to purchase shares of our Class A common stock.  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. On March 24, 2017, in connection with the funding of the second tranche, we issued Warrants to purchase 38,006 shares of our Class A common stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the principal amount of the second tranche. In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of our Class A common stock, as reported on the principal stock exchange on which our Class A common stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of our Class A common stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

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

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
(dollars in thousands)
Net cash used in operating activities	$(26,453)	$(24,055)
Net cash used in investing activities	(39)	(83)
Net cash provided by (used in) financing activities	7,500	(24)
Net decrease in cash and cash equivalents	$(18,992)	$(24,162)

Operating Activities

For the six months ended June 30, 2017, our net cash used in operating activities increased $2.4 million from the six months ended June 30, 2016.  The increased use of cash was primarily driven by a higher usage of existing working capital.

Investing Activities

For the six months ended June 30, 2017 and 2016, net cash used in investing activities was insignificant.

 Financing Activities

For the six months ended June 30, 2017, our cash provided by financing activities was driven primarily by the borrowing of the $7.5 million second tranche available to us under our Loan Agreement.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through the receipt of top-line results for Subpart A of our STEADFAST Study in early 2018. We intend to use our existing cash and cash equivalents to fund the STEADFAST Study, and any additional clinical or preclinical studies necessary to support and to submit an application for azeliragon.  However, our current cash and cash equivalents will not be sufficient for us to complete the STEADFAST Study, and we will need to raise additional capital to complete the development, regulatory submission and commercialization of azeliragon.  We are and plan to continue to pursue partnering arrangements with other pharmaceutical companies for our GKA, GLP-1r and other pipeline programs, which may provide additional capital if consummated.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

•	our need and ability to hire additional management and scientific and medical personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and
•	the amount of any payments we are required to make to M&F TTP Holdings Two LLC in the future under the Tax Receivable Agreement.

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Disclosures About Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017 (in thousands):

		Six months ended December 31,	Years ended December 31,
	Total	2017	2018 - 2020	2021 - 2022	2023 and thereafter
Principal payments under Loan Agreement	$20,000	$—	$20,000	$—	$—
Interest on Loan Agreement (1)	5,724	1,116	4,608	—	—
Operating lease commitments	489	239	250	—	—
Total contractual obligations	$26,213	$1,355	$24,858	$—	$—
(1)

Interest payments associated with the Loan Agreement are projected based on interest rates in effect as of June 30, 2017 assuming no variable rate fluctuations going forward.  An increase in the interest rates applicable to our Loan Agreement by 1% would result in an additional $0.2 million of annual cash interest expense.  In addition to the estimated monthly cash interest payments, the projected interest payments stated above also include the 6% final interest payment to be paid upon the maturity of the debt obligation.

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

Market Risk

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. The securities in our investment portfolio are not leveraged and are, due to their short-term nature, subject to minimal interest rate risk. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

Foreign Currency Risk

We do not have any material foreign currency exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

In addition to the risk factor listed below and other information in this report, investors should carefully consider the risk factors set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2016.

We will need additional capital to complete the STEADFAST Study and to complete the development and commercialization of azeliragon and our other drug candidates and there is a substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.

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

Our recurring losses, accumulated deficit and our current levels of cash and cash equivalents raise substantial doubt about our ability to continue as a going concern.  If we are unable to continue as a going concern, we may have to liquidate our assets and it is likely that investors will lose all or a part of their investment.  If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Further, if adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

Date: August 2, 2017

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer