Form 10-Q
period 2017-09-30
vTv Therapeutics Inc.
filed 2017-11-01
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of November 1, 2017
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2017

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the nine months ended September 30, 2017	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,488	$51,505
Restricted cash	281	—
Prepaid expenses and other current assets	725	612
Total current assets	21,494	52,117
Property and equipment, net	310	444
Other long-term assets	2,251	1,934
Total assets	$24,055	$54,495
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,120	$11,413
Deferred revenue	—	21
Current portion of notes payable	2,083	—
Total current liabilities	12,203	11,434
Notes payable	17,228	11,058
Other liabilities	285	433
Total liabilities	29,716	22,925
Commitments and contingencies
Redeemable noncontrolling interest	130,642	122,515
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 shares outstanding as of September 30, 2017 and December 31, 2016	97	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 shares outstanding as of September 30, 2017 and December 31, 2016	232	232
Additional paid-in capital	127,036	124,212
Accumulated deficit	(263,668)	(215,486)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(136,303)	(90,945)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$24,055	$54,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$15	$38	$58	$596
Operating expenses:
Research and development	8,989	10,636	29,572	33,854
Research and development - related party	—	529	—	795
General and administrative	2,567	2,401	8,396	7,654
Total operating expenses	11,556	13,566	37,968	42,303
Operating loss	(11,541)	(13,528)	(37,910)	(41,707)
Other income (loss), net	—	2	—	2
Interest income	35	21	95	66
Interest expense	(849)	—	(2,240)	(3)
Loss before income taxes and noncontrolling interest	(12,355)	(13,505)	(40,055)	(41,642)
Income tax provision	—	—	—	—
Net loss before noncontrolling interest	(12,355)	(13,505)	(40,055)	(41,642)
Less: net loss attributable to noncontrolling interest	(8,705)	(9,512)	(28,222)	(29,340)
Net loss attributable to vTv Therapeutics Inc.	$(3,650)	$(3,993)	$(11,833)	$(12,302)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.38)	$(0.41)	$(1.22)	$(1.30)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,691,362	9,693,254	9,495,926

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2016	122,515	9,693,254	97	23,119,246	232	124,212	(215,486)	(90,945)
Net loss	(28,222)	—	—	—	—	—	(11,833)	(11,833)
Share-based compensation	—	—	—	—	—	2,657	—	2,657
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	167	—	167
Change in redemption value of noncontrolling interest	36,349	—	—	—	—	—	(36,349)	(36,349)
Balances at September 30, 2017	$130,642	9,693,254	$97	23,119,246	$232	$127,036	$(263,668)	$(136,303)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss before noncontrolling interest	$(40,055)	$(41,642)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Gain on disposal of property and equipment, net	(11)	(2)
Depreciation expense	152	216
Share-based compensation expense	2,657	1,988
Amortization of debt discount	753	—
Changes in assets and liabilities:
Accounts receivable	—	69
Change in restricted cash	(281)	—
Prepaid expenses and other assets	(113)	56
Employee loans receivable – related party	—	46
Other long-term assets	(317)	(268)
Accounts payable and accrued expenses	(1,293)	3,417
Accounts payable and accrued expenses – related party	—	(474)
Deferred revenue	(21)	(198)
Other liabilities	19	9
Net cash used in operating activities	(38,510)	(36,783)
Cash flows from investing activities:
Proceeds from sale of assets	32	4
Purchases of property and equipment	(39)	(87)
Net cash used in investing activities	(7)	(83)
Cash flows from financing activities:
Proceeds from debt issuance	7,500	—
Debt issuance costs	—	(50)
Repayment of long-term obligations	—	(29)
Net cash provided by (used in) financing activities	7,500	(79)
Net decrease in cash and cash equivalents	(31,017)	(36,945)
Cash and equivalents, beginning of period	51,505	88,003
Cash and equivalents, end of period	$20,488	$51,058

Non-cash activities:
Change in redemption value of noncontrolling interest	$36,349	$26,120
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$3,164

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2017, various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 7). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through September 30, 2017, the Company has funded its operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of its IPO in August 2015.  As of September 30, 2017, the Company has an accumulated deficit of $263.7 million and has generated net losses in each year of its existence.  Management estimates that the cash and cash equivalents balance as of September 30, 2017 of $20.5 million will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Condensed Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents will allow the Company to meet its liquidity requirements through the receipt of top-line results for Subpart A of its STEADFAST Study in early 2018.  In addition to available cash and cash equivalents, the Company is seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which it believes may provide additional cash for use in its operations and the continuation of the clinical trials for its drug candidates.  The Company is also pursuing other sources of interim financing to provide flexibility to its operating plan.  The timing and occurrence of such interim financing is not yet known. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the nine months ended September 30, 2017 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

There were no accounts receivable balances outstanding as of September 30, 2017 and December 31, 2016.

One and two customers represented 100% of the revenue earned during the three and nine months ended September 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of September 30, 2017 reflect cash and cash equivalents that have been received through a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) but which have not yet been utilized to fund the development activities required under the JDRF Agreement.

Collaboration Agreements

Calithera

The majority of the Company’s collaboration revenue recognized in the three and nine months ended September 30, 2016 is related to an exclusive global license agreement (the “License Agreement”), which the Company entered into on March 6, 2015 with Calithera Biosciences, Inc. (“Calithera”), granting Calithera exclusive world-wide rights to research, develop and commercialize the Company’s portfolio of hexokinase II inhibitors. Under the terms of the License Agreement, Calithera paid the Company an initial license fee of $0.6 million and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product, an additional $77.0 million in potential sales-based milestones, as well as royalty payments, based on tiered sales of the first commercialized licensed product. In addition, the Company recognized a total of $0.3 million for the three and nine months ended September 30, 2016 for the costs associated with up to four full-time employees for the Company to develop additional hexokinase inhibitors.  If Calithera develops additional licensed products, after achieving regulatory approval of the first licensed product, Calithera would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

JDRF

In August 2017, the Company entered into the JDRF Agreement to support the funding of a Phase 2 Proof of Concept study to explore the effects of TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), in type 1 diabetics.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for Type 1 Diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities, and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of September 30, 2017, the Company had received funding under this agreement of $0.3 million, and research and development costs were offset by an insignificant amount.  As of September 30, 2017, the Company has recognized restricted cash of $0.3 million related to this agreement.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU2016-18”), which clarifies the classification and presentation of changes in restricted cash on the statement of cash flows.  The update requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company’s adoption of this guidance will change the presentation of restricted cash and restricted cash equivalents within its Condensed Consolidated Statements of Cash Flows, but is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

During the three and nine months ended September 30, 2017, the Company issued non-qualified stock option awards and restricted stock units to certain employees and directors of the Company. As of September 30, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $5.0 million, which is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of option grants during the nine months ended September 30, 2017 and 2016 was $4.17 and $3.94 per option, respectively. The aggregate intrinsic value of the stock option awards outstanding at September 30, 2017 was $0.2 million.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Nine Months Ended September 30,
	2017	2016
Expected volatility	76.88% - 85.93%	81.57% - 87.23%
Expected life of option, in years	5.8 - 6.0	5.0 - 6.0
Risk-free interest rate	1.87% - 2.24%	1.22% - 1.42%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2016	1,096,101	$10.68
Granted	872,500	5.78
Forfeited	(16,202)	6.78
Awards outstanding at September 30, 2017	1,952,399	$8.52
Options exercisable at September 30, 2017	653,756	$11.23
Weighted average remaining contractual term	8.0 Years
Options vested and expected to vest at September 30, 2017	1,862,429	$8.63
Weighted average remaining contractual term	8.6 Years

The following table summarizes the activity related to the awards of RSUs for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2016	—	$—
Granted	35,000	5.81
Awards outstanding at September 30, 2017	35,000	$5.81
RSUs vested and expected to vest at September 30, 2017	34,002	$5.81

As of September 30, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.  The aggregate intrinsic value of the RSUs outstanding at September 30, 2017 was $0.2 million.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$405	$252	$1,077	$735
General and administrative	554	429	1,580	1,253
Total share-based compensation expense	$959	$681	$2,657	$1,988

Note 4:Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable under the Loan Agreement	$20,000	$12,500
Less: Debt discount	(689)	(1,442)
Total notes payable	19,311	11,058
Less: Current portion	(2,083)	—
Total notes payable, net of current portion	$17,228	$11,058

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

The Company incurred $0.7 million of costs in connection with the Loan Agreement.  These costs, along with the allocated fair value of the Warrants issued for the first and second tranches which were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 and will be recognized as interest expense over the term of each applicable tranche using the effective interest method.  The final payments for the first and second loan tranches will be accrued as additional interest expense, using the effective interest method, over the term of the relevant loan tranche.

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

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.5% noncontrolling interest in vTv LLC outstanding as of September 30, 2017 (see Note 7). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) the initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2017 and December 31, 2016, the redeemable noncontrolling interest was recorded based on the redemption value of $130.6 million and $122.5 million, respectively.

Note 7:	Related-Party Transactions

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party.  The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore. Total purchases from PharmaCore for the three and nine months ended September 30, 2016 were $0.5 million and $0.8 million, respectively.

MacAndrews & Forbes Incorporated

As of September 30, 2017, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) held 23,084,267 shares of the Company’s Class B Common Stock and 2,565,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 78.2% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below:

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the option of vTv Therapeutics Inc. (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of September 30, 2017, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2017.

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

The Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three and nine months ended September 30, 2017 and 2016. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 34% is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to vTv Therapeutics Holdings (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As there have been no transactions which are probable to occur which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2017.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(12,355)	$(13,505)	$(40,055)	$(41,642)
Less: Net loss attributable to noncontrolling interests	(8,705)	(9,512)	(28,222)	(29,340)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(3,650)	$(3,993)	$(11,833)	$(12,302)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,691,362	9,693,254	9,495,926
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.38)	$(0.41)	$(1.22)	$(1.30)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Class B Common Stock (1)	23,119,246	23,119,246
Common stock options	1,952,399	1,099,434
Restricted stock units	35,000	—
Common stock warrants	190,586	—
Total	25,297,231	24,218,680

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have successfully completed the enrollment of patients in both sub-studies in our Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we completed a Phase 2b clinical trial (the “AGATA Study”) in August 2016, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we completed a Phase 2 clinical trial (the “LOGRA Study”) in December 2016.

In August 2017, the Company entered into the JDRF Agreement to support the funding of an adaptive Phase 1b/2 study to explore the effects of TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), in type 1 diabetics.  We plan to initiate this trial in the fourth quarter of 2017.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for Type 1 Diabetes.

In addition to the above, we also have three programs in various stages of preclinical and clinical development for the prevention of muscle weakness and the treatment of inflammatory disorders.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through September 30, 2017, we have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of our initial public offering (“IPO”) in August 2015.

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

From our inception, including our predecessor companies, through September 30, 2017, we have incurred approximately $531.8 million in research and development expenses.

Our research and development expenses by project for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct research and development expense:
Azeliragon	$6,163	$6,287	$20,948	$21,372
TTP399	60	749	199	2,396
TTP273	42	1,228	323	3,151
Other projects	290	685	942	1,139
Indirect research and development expense	2,434	2,216	7,160	6,591
Total research and development expense	$8,989	$11,165	$29,572	$34,649

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2017	2016	Change
Revenue	$15	$38	$(23)
Operating expenses:
Research and development	8,989	11,165	(2,176)
General and administrative	2,567	2,401	166
Total operating expenses	11,556	13,566	(2,010)
Operating loss	(11,541)	(13,528)	1,987
Interest income	35	21	14
Interest expense	(849)	—	(849)
Other income (expense), net	—	2	(2)
Loss before income taxes	(12,355)	(13,505)	1,150
Income tax provision	—	—	—
Net loss before noncontrolling interest	(12,355)	(13,505)	1,150
Less: net loss attributable to noncontrolling interest	(8,705)	(9,512)	807
Net loss attributable to vTv Therapeutics Inc.	$(3,650)	$(3,993)	$343

Revenue

Revenue was insignificant for the three months ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses were $9.0 million and $11.2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $2.2 million, or 19.5%, was primarily due to:

•

A decrease in clinical trial costs of $0.1 million for azeliragon which was mainly driven by a decrease of $0.6 million related to the timing of expenses for our ongoing STEADFAST study, offset by an increase of $0.5 million related to the costs for our open-label extension (“OLE”) trial as patients completing the STEADFAST Study elect to roll into the OLE trial;

•	Costs related to TTP399 in the third quarter of 2017 decreased $0.7 million from the three months ended September 30, 2016, due to the completion of the AGATA study in August 2016;
•	A decrease in clinical trial costs of $1.2 million for TTP273 in the third quarter of 2017 as compared with the third quarter of 2016, due to the completion of the LOGRA study in December 2016.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively.  The increase in general and administrative expenses during the period of $0.2 million, or 6.9%, was primarily attributable to increases in the expense related to share-based awards due to the granting of additional awards in fiscal 2017.

Interest Expense

Interest expense was $0.8 million and an insignificant amount for the three months ended September 30, 2017 and 2016, respectively. Interest expense recognized in 2017 relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the nine months ended September 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2017	2016	Change
Revenue	$58	$596	$(538)
Operating expenses:
Research and development	29,572	34,649	(5,077)
General and administrative	8,396	7,654	742
Total operating expenses	37,968	42,303	(4,335)
Operating loss	(37,910)	(41,707)	3,797
Interest income	95	66	29
Interest expense	(2,240)	(3)	(2,237)
Other income (expense), net	—	2	(2)
Loss before income taxes	(40,055)	(41,642)	1,587
Income tax provision	—	—	—
Net loss before noncontrolling interest	(40,055)	(41,642)	1,587
Less: net loss attributable to noncontrolling interest	(28,222)	(29,340)	1,118
Net loss attributable to vTv Therapeutics Inc.	$(11,833)	$(12,302)	$469

Revenue

Revenue was insignificant for the nine months ended September 30, 2017 and was $0.6 million for the nine months ended September 30, 2016. The revenue earned during the nine months ended September 30, 2016 was primarily attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.

Research and Development Expenses

Research and development expenses were $29.6 million and $34.6 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $5.1 million, or 14.7%, was primarily due to:

•

A decrease in clinical trial costs of $0.4 million for azeliragon for the nine months ended September 30, 2017 which was driven by a $1.8 million decrease in costs related to the drug-drug interaction study which is now complete and a decrease of $1.2 million for compound manufacturing costs due to timing of activities.  These decreases were offset by increases in the cost of the STEADFAST and OLE studies of $1.0 million each, due to higher enrollment in these trials during the nine months ended September 30, 2017;

•	Costs related to TTP399 in the nine months ended September 30, 2017 decreased $2.2 million from the nine months ended September 30, 2016, due to the completion of the AGATA study in August 2016;
•	A decrease in clinical trial costs of $2.8 million for TTP273 for the nine months ended September 30, 2017, due to the completion of the LOGRA study in December 2016.

General and Administrative Expenses

General and administrative expenses were $8.4 million and $7.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in general and administrative expenses during the period of $0.7 million, or 9.7%, was primarily attributable to increases in compensation expense, including the expense for share-based awards.

Interest Expense

Interest expense was $2.2 million and an insignificant amount for the nine months ended September 30, 2017 and 2016, respectively. Interest expense recognized in 2017 relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2017, we have an accumulated deficit of $263.7 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our cash and cash equivalents of $20.5 million at September 30, 2017.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study in early 2018.  In addition to available cash and cash equivalents, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We will also pursue other sources of interim financing to provide flexibility to our operating plan.  The timing and occurrence of such interim financing is not yet known.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
(dollars in thousands)
Net cash used in operating activities	$(38,510)	$(36,783)
Net cash used in investing activities	(7)	(83)
Net cash provided by (used in) financing activities	7,500	(79)
Net decrease in cash and cash equivalents	$(31,017)	$(36,945)

Operating Activities

For the nine months ended September 30, 2017, our net cash used in operating activities increased $1.7 million from the nine months ended September 30, 2016.  The increased use of cash was primarily driven by a higher usage of existing working capital.

Investing Activities

For the nine months ended September 30, 2017 and 2016, net cash used in investing activities was insignificant.

 Financing Activities

For the nine months ended September 30, 2017, our cash provided by financing activities was driven primarily by the borrowing of the $7.5 million second tranche available to us under our Loan Agreement.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate significant revenue from drug sales unless and until we obtain regulatory approval of and commercialize azeliragon or any of our other drug candidates. At the same time, we expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our drug candidates. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We will also continue to use cash to fund expenses related to our compliance with requirements applicable to us as a listed public company.

Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study in early 2018.  In addition to available cash and cash equivalents, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We will also pursue other sources of interim financing to provide flexibility to our operating plan.  The timing and occurrence of such interim financing is not yet known.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Disclosures About Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2017 (in thousands):

		Three months ended December 31,	Years ended December 31,
	Total	2017	2018 - 2020	2021 - 2022	2023 and thereafter
Principal payments under Loan Agreement	$20,000	$—	$20,000	$—	$—
Interest on Loan Agreement (1)	5,256	568	4,688	—	—
Operating lease commitments	810	88	722	—	—
Total contractual obligations	$26,066	$656	$25,410	$—	$—
(1)

Interest payments associated with the Loan Agreement are projected based on interest rates in effect as of September 30, 2017 assuming no variable rate fluctuations going forward.  An increase in the interest rates applicable to our Loan Agreement by 1% would result in an additional $0.2 million of annual cash interest expense.  In addition to the estimated monthly cash interest payments, the projected interest payments stated above also include the 6% final interest payment to be paid upon the maturity of the debt obligation.

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

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q.  Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the STEADFAST Study, undertake additional clinical trials of our other drug candidates and continue to work on our other research programs. Our current capital will not be sufficient for us to complete the STEADFAST Study and the development of our other drug candidates. As such, we will need to raise substantial additional capital to complete the development and commercialization of azeliragon. We are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We will also pursue other sources of interim financing to provide flexibility to our operating plan.  The timing and occurrence of such interim financing is not yet known.

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

Date: November 1, 2017

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer