Form 10-K/A
period 2016-12-31
vTv Therapeutics Inc.
filed 2018-01-16
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

vTv Therapeutics Inc. (the “Company”, the “Registrant”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing”).

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing.  We have modified Part II, Item 9A. “Controls and Procedures” in this Amendment to include the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2016, including a statement as to whether or not internal control over financial reporting was effective, which was inadvertently omitted in the Original Filing.  In addition, we are also including new conforming certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of this Amendment.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A of the Original Filing is hereby amended and restated in its entirety.

This Amendment does not amend, restate or otherwise update any other information in the Original Filing.

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2016

PART II

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

The Original Filing inadvertently omitted Management’s Annual Report on Internal Control Over Financial Reporting and certain information required to be included in item 4 of the certifications by our principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2 to the Original Filing. In light of these omissions, our management has reevaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that reevaluation, our Chief Executive Officer and Chief Financial Officer continue to conclude that, despite these omissions, as of December 31, 2016, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations. These omissions are corrected in this Amendment.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors, omissions and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2016, we maintained effective internal control over financial reporting.

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

(a)(1) Financial Statements

The consolidated financial statements required to be filed in the Form 10‑K/A are listed in Part IV, Item 15 of the Original Filing.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1**	Form of Warrant to Purchase Class A Common Stock.

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

10.14††

Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

10.15††

New Exclusive License Agreement, dated May 14, 2015, by and between The Trustees of Columbia University in the City of New York and TransTech Pharma, LLC (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated July 13, 2015 (File No. 333-204951)).

10.16††

License and Research Agreement, dated as of March 5, 2015, by and between Calithera Biosciences,Inc. and High Point Pharmaceuticals, LLC and TransTech Pharma, LLC. (incorporated by reference from Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, dated July 13, 2015 (File No. 333-204951)).

10.17††**	Venture Loan and Security Agreement dated as of October 28, 2016 by and among the Company, vTv Therapeutics LLC, Horizon Technology Finance Corporation and Silicon Valley Bank.

21.1**	Subsidiaries of vTv Therapeutics Inc.

23.1**	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement

††	Confidential treatment received with respect to portions of this exhibit.

*	Filed herewith.

**	This exhibit was previously filed with the Securities and Exchange Commission on February 24, 2017 as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2018

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer