Form 10-K
period 2017-12-31
vTv Therapeutics Inc.
filed 2018-02-27
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2017 (based on the closing sale price as reported on the NASDAQ) was $33,577,419.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 23, 2018.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	9,693,254
Class B common stock, par value $0.01 per share	23,119,246

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2017

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of mild Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have successfully completed the enrollment of both sub-studies in a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”). Our diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we have completed a Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”) in August 2016, and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we have completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”) in December 2016. We have also initiated an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics in partnership with JDRF International (“JDRF”).  We have two additional programs in various stages of preclinical and clinical development for the treatment of inflammatory disorders.

Our Pipeline

The following table summarizes our current leading drug candidates and their respective stages of development:

Each of our most advanced drug candidates is the subject of patent and patent applications for composition of matter and method of use in major markets worldwide. Our patents in the U.S. are expected to provide us with composition of matter protection through 2029 for azeliragon, 2030 for TTP399 and 2035 for TTP273, in each case, assuming we obtain the maximum possible extensions.

Our Strategy

Our goal is to leverage our powerful pipeline of orally administered, small molecule drug candidates to deliver novel, differentiated therapies to fill significant unmet medical needs. As key components of our strategy, we intend to:

•

Complete Phase 3 STEADFAST Study and seek regulatory approval of azeliragon as a treatment for patients with mild AD. We initiated the STEADFAST Study in April 2015 after receiving positive results from an analysis of data collected in our Phase 2b clinical trial of azeliragon in mild-to-moderate AD patients. The STEADFAST Study is being conducted under an FDA-agreed SPA and will serve as a registration trial for regulatory approval in the United States, assuming positive results. We have successfully completed the enrollment of both sub-studies of the STEADFAST Study, and we anticipate reporting topline data from sub-study A in April 2018 and from sub-study B in early 2019.  If results from the STEADFAST Study are favorable, we expect that we would submit the new drug application (“NDA”) for azeliragon in the second half of 2019.  Additionally, the FDA granted Fast Track designation to azeliragon as a potential therapy to treat a serious condition and fill an unmet medical need.

•

Evaluate strategic collaborations for the commercialization of azeliragon. We plan to seek strategic collaborations for the commercialization of and marketing of azeliragon in the United States and the rest of the world.

•

Execute upon and seek additional strategic collaborations for the continued development and commercialization of our diabetes programs. Following the positive topline results from our Phase 2 clinical trials of TTP399 and TTP273 in 2016, we entered into certain collaboration agreements to further the development of our diabetes compounds.  In connection with these collaboration agreements, we are required to sponsor certain clinical trials to further the development of TTP399 and TTP273.  Refer to “Business – License and Research Agreements” for additional details.  In addition, we will continue to seek additional strategic collaborations with other pharmaceutical companies for the continued development of these investigational drug candidates as well as their potential commercialization and marketing in the United States and the rest of the world.

•

Continue development of additional pipeline programs and seek strategic development partners for those programs. We intend to continue developing our other drug candidates, while simultaneously evaluating strategic collaborations as they may arise.

Our Alzheimer’s Program – Azeliragon

Alzheimer’s Disease and the Role of RAGE in its Onset

AD is a progressive neurodegenerative disorder that slowly destroys memory and thinking skills, and eventually the ability to carry out simple tasks. Its symptoms include cognitive dysfunction, memory abnormalities, progressive impairment in activities of daily living and a host of behavioral and neuropsychiatric symptoms. The exact cause of AD is unknown; however, genetic and environmental factors are established contributors. Amyloid Beta (“Aβ”) plaques, neurofibrillary tangles of tau protein, and neuroinflammation in the brain are believed to be the main causes of the disease, leading to loss of neuronal connectivity in the brain.

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

Current Treatments of Alzheimer’s Disease and Their Limitations

Currently, there are only two classes of approved therapies for the treatment of symptoms of AD: acetylcholinesterase inhibitors (“AChEIs”) and glutamatergic modulators. AChEIs are designed to slow the degradation of acetylcholine, helping to preserve neuronal communication and function temporarily, but do not slow or halt neuronal death. Glutamatergic modulators are designed to block sustained, low-level activation of the N-methyl-D-aspartate (“NMDA”) receptor without inhibiting the normal function of the receptor in memory and cognition, providing temporary symptomatic relief.

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

Our Solution: Azeliragon

Azeliragon is an orally administered, small molecule investigational drug candidate that has the potential to be among the first recently-approved FDA AD therapeutics due to its novel mechanism of action of inhibiting RAGE. Additionally, azeliragon has been awarded Fast Track designation by the FDA as a potential therapy to treat a serious condition and fill an unmet medical need. We have demonstrated that azeliragon is a potent and selective inhibitor of RAGE and, in an analysis of data collected in our Phase 2b clinical trial, azeliragon slowed the progression of cognitive decline in mild and mild-to-moderate AD patients. Azeliragon has the potential to offer a novel modality in AD therapeutics, and we are not aware of any other clinical-stage drugs targeting RAGE. Because currently approved treatments are focused on symptom relief, we believe that azeliragon represents a potential new approach for the treatment of AD. In addition, we believe that in order to successfully treat and combat the physiological progression of AD, an effective treatment must act on multiple causes, or etiologies, of the disease. Unlike development stage treatments that target a singular cause of AD, azeliragon is designed to inhibit RAGE, which affects multiple aspects of AD etiology, including Aβ transport into the brain, the phosphorylation of tau, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity.  To date, we have completed eight Phase 1 and three Phase 2 clinical trials of azeliragon.

Ongoing Phase 3 STEADFAST Study

We initiated our Phase 3 clinical trial, the STEADFAST Study, in April 2015 pursuant to an SPA with the FDA. The study is being conducted in the United States and certain English-speaking foreign countries under a single protocol and was designed to enroll 800 mild AD patients in total, divided equally across two independent 400-patient sub-studies, in which each subject receives either a 5 mg/day dose of azeliragon or placebo, randomized on a one-to-one basis, added to the standard of care. We have successfully completed the enrollment of both sub-studies.  The sub-studies are independently powered to demonstrate statistically significant differences in two co-primary endpoints at month 18. The STEADFAST Study is a randomized, double-blind, parallel group, 18-month trial in patients with mild AD, which is the population that showed greater benefit from azeliragon in an analysis of our Phase 2b trial with patients on standard of care of AChEIs and/or memantine. For the purposes of the STEADFAST Study, patients with a Mini-Mental State Examination (“MMSE”) score of 21 to 26 are considered to have mild AD. The STEADFAST Study, if successful, will serve as the basis for filing an NDA in the United States and may also serve as a pivotal trial for marketing applications in other jurisdictions. Patients completing the STEADFAST Study may be able to participate in an open-label extension trial until the earlier of the commercial availability of azeliragon, if approved, or 24 months from the date of their last visit.

The co-primary endpoints for the STEADFAST Study are the change from baseline in the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-COG11”) and the Clinical Dementia Rating Scale Sum of Boxes (“CDR-SB”) scores.  These endpoints are designed to establish efficacy by demonstrating a slowing in the loss of cognition and function in mild AD patients treated with azeliragon as compared to placebo. We are evaluating multiple secondary endpoints, including the key secondary endpoint of MRI brain volumetric measures. We believe that MRI imaging for volumetric measures has the potential to demonstrate modification of the underlying disease by azeliragon.  We anticipate reporting top-line results from sub-study A in April 2018 and sub-study B in early 2019.  If results from the STEADFAST Study are favorable, we expect that we would submit an NDA for azeliragon in the second half of 2019.

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

The results for global, functional, cognitive and behavioral secondary endpoints after 18 months were also favorable despite the study not being powered to show significance. In each of the CDR-SB, ADCS-ADL, MMSE and NPI, patients in the 5 mg/day dose arm of azeliragon demonstrated numerical improvement compared to the placebo arm. In particular, relative to placebo, the CDR-SB score improved by 0.7, the ADCS-ADL score improved by 1.4, the MMSE score improved by 1.0 and the NPI score improved by 1.2. In addition, the 5 mg/day treatment arm of azeliragon exhibited a statistically significant decrease in the incidence of psychiatric adverse events, including a statistically significant decrease in anxiety symptoms relative to the placebo group.

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

A second pre-specified interim analysis, which did not include the population receiving the discontinued 20 mg/day dose, was conducted approximately 12 months after all subjects were randomized to compare only the 5 mg/day dose versus placebo for futility and safety. While this second pre-specified interim analysis also raised no concerns regarding safety in the low-dose group, the criterion for futility was met, and the Data Safety Monitoring Board (“DSMB”) consequently recommended discontinuation of the study. Pfizer elected then to discontinue the study. The futility analysis was conducted using data from only 84 patients, rather than the full population of 266 patients, and the data used in the analysis had not yet undergone rigorous database monitoring and error correction. Prior to the final database lock but after the decision to discontinue the study, data entry and scoring errors were found and corrected. Subsequent to the final database lock, we and independent statisticians attempted to replicate the results of Pfizer’s futility analysis but were unable to do so.

In accordance with the protocol-specified statistical analysis plan, Pfizer and the ADCS performed the analysis of the 5 mg/day dose with respect to the primary ADAS-COG11 endpoint and the secondary endpoints, which produced the positive results described above. Additional analyses that we conducted subsequently also produced results consistent with those of the protocol-specified analysis. That work was subsequently published in two peer-reviewed publications.  Pfizer reverted the program to us in September 2011 and retains no residual economic rights in the program.

Efficacy in Mild AD Patients

Azeliragon at the 5 mg/day dose showed more pronounced efficacy in the mild AD sub-population (MMSE score 21-26) compared to patients with moderate AD (MMSE score 14-20). In the mild AD sub-population including 73 subjects randomized to receive drug, azeliragon exhibited a statistically significant 4.0-point difference (p=0.018) in the ADAS-COG11 score relative to the placebo arm, which included 68 subjects. In addition, while the study was not powered to show statistical significance in global, functional, behavioral and cognitive secondary endpoints, the mild AD sub-population demonstrated more pronounced favorable effects in those endpoints, including a statistically significant 1.0-point difference in the CDR-SB score (p=0.02) compared to the placebo group. The additional secondary endpoints demonstrated numerical improvements relative to placebo of 3.2 for the ADCS-ADL score, 1.1 for the MMSE score and 3.1 for the NPI score.

The results of the primary ADAS-COG11 endpoint in the mild AD population are summarized in the figure below.

Further analyses were performed using time to event analysis for ADAS-COG11, where progression was defined as an ADAS-COG11 increase of 7 points from baseline.(1)  Azeliragon 5 mg/day delayed time to cognitive deterioration (logrank p=0.0149) as summarized in the figure below:

Azeliragon Time to Event Analysis for ADAS-cog11, where progression is defined as an ADAS-cog11 increase of 7-points from baseline

(1)	Vellas B, Andrieu S, Cantet C, Dartigues JF, Gauthier S. Long-term changes in ADAS-cog: what is clinically relevant for disease modifying trials in Alzheimer? J Nutr Health Aging 2007;11(4):338-41.

The results were robust with sensitivity analyses that evaluated all cut-points between a 1 and 20-point worsening in ADAS-COG.  These sensitivity analyses demonstrated hazard ratios favoring azeliragon 5 mg/day as shown in the figure below.

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

The high dose (20 mg/day) azeliragon arm was discontinued due to an increased incidence of confusion, falls, and an apparent accelerated cognitive decline suggested by a greater change over time in ADAS-COG11 score at a pre-specified interim analysis by an independent DSMB. There were no safety concerns evident in the 5 mg/day dose or placebo and these groups were permitted to continue the trial following re-consenting of subjects. The cognitive impairment and side effects in the 20 mg/day dose were demonstrated to be reversible after discontinuing the study drug. The trajectory of the ADAS-COG11 change from baseline curve over time not only showed the reversal of the transient cognitive worsening but ultimately crossed the placebo curve suggesting a possible underlying effect on the disease process. The mechanism behind the central nervous system (“CNS”) toxicity is unclear, but there were no signs of increased brain atrophy, no change in CSF and plasma levels of Aβ, and no detected amyloid-related imaging abnormalities in the high-dose group at the time the 20 mg/day arm of the study was discontinued.

Our Diabetes Programs – Glucokinase Activator and GLP-1r Agonist

Diabetes Overview

A person suffering from diabetes does not produce or properly use insulin (a hormone that enables people to get energy from food).

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

Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin. Type 1 diabetes results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas, called beta cells. While its causes are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of type 1 diabetes is not believed to be affected by diet or lifestyle.

Current Treatments for Diabetes and Their Limitations

Diabetic patients have difficulty achieving and maintaining consistent glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association. Failure to attain or maintain glycemic control over time raises a patient’s risk of disease progression with the attendant loss of control and progression to potentially serious complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage.

The current treatment paradigm for type 2 diabetes focuses on lifestyle changes, including weight loss, if applicable, as well as medications to manage blood glucose levels. Obesity is generally considered the major contributor to the development of type 2 diabetes, and weight loss alone is associated with improvements in glycemic parameters. Optimal glycemic control is the treatment goal in diabetic patients to prevent the risk of long-term microvascular complications. There are currently several classes of drugs approved to improve glycemic control in patients with type 2 diabetes, including injectable drugs and oral anti-diabetic drugs (“OADs”). Existing injectable therapies for type 2 diabetes include most forms of insulin therapy and GLP-1r agonists. Existing OADs include metformin, sulfonylureas and thiazolidinediones, with the addition of two new classes in the past few years, DPP-4 and SGLT-2 inhibitors, driving the OAD market’s growth. We believe the continued and significant unmet medical need for diabetes treatments is demonstrated by the commercial success of DPP-4 inhibitors, a new class of OADs which were first approved in the United States in 2006 and achieved annual sales of $5.2 billion in 2013.

While multiple oral drugs are approved for the management of high blood glucose (hyperglycemia) in type 2 diabetes, insulin injection is the only treatment option approved in the United States for type 1 diabetes. There is an unmet medical need to provide people with type 1 diabetes additional treatment options that can help them to achieve tighter blood glucose levels and reduce insulin doses without increasing the risk of hypoglycemia (blood glucose levels below normal) or ketoacidosis.

We expect our diabetes investigational drug candidates, if approved, to compete in the non-insulin therapy market, currently comprised of OADs and injectable GLP-1r agonists. OADs are the preferred first line treatment by physicians (primary care and endocrinologists), payors and patients given their ease of use, cost, convenience and no training requirements. For patients with type 2 diabetes, the goal of these therapies is to delay the progression to insulin dependence. Despite the availability of multiple oral therapies and the introduction of new oral therapies (DPP-4 and SGLT-2 inhibitors) with novel mechanisms for the treatment of type 2 diabetes, which are used both as monotherapy and in combination with other agents, there remains a lack of differentiation and inadequate efficacy. While injectable GLP-1r agonists are generally considered to have superior efficacy compared with approved OADs, primary care physicians and patients continue to prefer oral agents for their ease of use and improved patient compliance versus injectables. There remains an unmet medical need for an oral drug that mimics the superiority of GLP-1r agonists and reduces the incidence of hypoglycemia.

Our Solutions: Glucokinase Activator and GLP-1r Agonist

With the increasing incidence and prevalence of type 2 diabetes, we believe there is a significant unmet medical need for treatment alternatives with improved efficacy, safety, and convenience. We have chosen two different approaches for the treatment of diabetes: activation of glucokinase (GK), through our drug candidate TTP399, and stimulation of GLP-1r, through our drug candidate TTP273. If approved, we believe TTP399 and TTP273 could offer attractive alternatives as OADs for the treatment of type 2 diabetes.  In addition, there is a significant unmet medical need for treatments of type 1 diabetes with agents other than insulin injection.  TTP399 could also fill this unmet need by reducing the extent of reliance on insulin.

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

Many competitors have tried to develop drugs that act as GKAs. Previously identified GKAs evaluated in the clinic for the treatment of type 2 diabetes demonstrate improved glucose control; however, these GKAs showed increased incidence of hypoglycemia and hyperlipidemia and an apparent lack of durability of efficacy. These liabilities have been correlated to hyperstimulation of the β-cells in a glucose independent manner and/or the accumulation of lipids in the liver, consistent with the disruption of GK and the glucokinase regulatory protein (“GKRP”) interaction by these GKAs. Thus, liver-selective compounds that do not activate GK in pancreatic β-cells or affect the GK-GKRP interaction in the liver are expected to demonstrate a superior profile in comparison to previously identified GKAs.

GK activation is also attractive as a potential therapy for the treatment of type 1 diabetes because it has been demonstrated in animal models of type 1 diabetes to reduce glucose as measured by HbA1c levels by a mechanism entirely distinct from the action of antidiabetic therapies currently on the market and to be well tolerated.

TTP399

TTP399 is an orally administered, small molecule, liver-selective GKA in development as a new potential OAD for the treatment of type 1 and type 2 diabetes with a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control without inducing significant hypoglycemia. If approved for type 2 diabetes, we believe TTP399 would compete primarily with other OADs, including DPP-4 and SGLT-2 inhibitors. Our trials for TTP399 suggest that our approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids and liver toxicity. Further, we believe that TTP399, if approved, has the potential to normalize HbA1c levels without having contraindication for renal impairment and with little risk of pancreatitis. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We are continuing to explore options for further development of this product alone or in collaboration with a partner.

We have completed nine Phase 1 and two Phase 2 clinical trials of TTP399. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia.

Ongoing Phase 1b/2 simplici-T1 Study

In November 2017, we initiated the simplici-T1 Study, an adaptive Phase 1b/2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes (“T1D”).  The study is designed to evaluate whether TTP399 is well tolerated when administered as an add-on to insulin therapy and can improve daily glucose profiles and HbA1c in people living with T1D.  Results from the Phase 1b part of the study are expected in the first quarter of 2018.  The study is being conducted in partnership with JDRF.

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

The primary endpoint of the AGATA Study was the change from baseline in HbA1c at six months. A key secondary endpoint was change in weight.

In the trial, TTP399 demonstrated achievement of the primary endpoint of statistically significant change from baseline in HbA1c at six months of daily administration of 800 mg of TTP399. The reduction in HbA1c was dose-dependent and sustained throughout the duration of the study. TTP399 was also found to be well-tolerated and no adverse events of severe hypoglycemia or hyperlipidemia were reported in the TTP399-treated group.

GLP-1r Agonist

The Role of GLP-1r Activation in Diabetes

GLP-1r is a class B, G protein-coupled receptor that regulates important physiological and pathological processes related to type 2 diabetes. GLP-1r stimulation as a therapeutic modality has been validated by the approval of peptide GLP-1r agonists, such as exendin-4 (Byetta) and liraglutide (Victoza). Subcutaneous administration of these peptides lowers blood glucose, decreases HbA1c levels and reduces weight.  However, the injectable method of administration has limited their use. This injectable class of peptides is also associated with gastrointestinal side effects (nausea and vomiting). Despite the clinical success observed with the injectable peptides, no orally available GLP-1r agonists have demonstrated similar efficacy in clinical trials to date.

TTP273

TTP273 is a potential first-in-class, orally administered, small molecule, non-peptide GLP-1r agonist. We believe an orally administered GLP-1r agonist that mimics the metabolic effects of GLP-1r peptides showing enhanced glycemic control, an improved lipid profile and weight loss, without causing the gastrointestinal side effects typical of this class of compounds, would offer a competitive advantage compared to GLP-1r targeted treatment options currently available. For these reasons, we believe TTP273 has the potential to expand the use of GLP-1r agonists for the treatment of type 2 diabetes.

We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. Additionally, we have completed nine Phase 1 clinical trials and one Phase 2 clinical trial of TTP054, which was a predecessor orally administered GLP-1r agonist. In our Phase 1 and Phase 2 clinical trials, TTP273 has been well tolerated with negligible incidences of nausea and vomiting. Based on the results of our completed Phase 1 and 2 clinical trials of TTP273, we believe TTP273 to have the potential to provide both superior efficacy and tolerability versus peptide GLP-1r analogues.

Completed Phase 2 LOGRA Study

Our completed Phase 2 LOGRA study of TTP273 was a 12-week study conducted in 30 centers in the United States in 174 patients with Type 2 diabetes on stable doses of metformin. In the LOGRA study, the patients were randomized to receive either placebo or TTP273 at doses of 150 mg once or twice daily.  Patients in the once and twice daily treatment arms had mean placebo-subtracted HbA1c differences of -0.86 percent and -0.71 percent, respectively. HbA1c increased by 0.15 percent in patients randomized to placebo. Although the study was not powered to demonstrate weight loss, trends were observed with patients losing on average 0.9 kg and 0.6 kg in the once and twice daily arms, respectively. An increase in weight of 0.05 kg was observed in the placebo group. TTP273 was well tolerated with no incidence of vomiting in the TTP273-treated groups and an incidence of nausea lower that in the placebo group: 7.3% in the Placebo arm, 3.4% in QPM arm and 5.0% in the BID arm.

Additional Pipeline Opportunities

We are also developing a portfolio of additional investigational drug candidates for the treatment of inflammatory disorders.  Such candidates include: (1) a novel PDE4 inhibitor (HPP737) with a low potential for emesis which may allow an expanded therapeutics scope than currently marketed products in Psoriasis and Atopic Dermatitis; and (2) a BACH1/NRF2 modulator (HPP971).  These additional candidates have been through varying stages of preclinical and Phase 1 testing and we have submitted investigational new drug applications (“INDs”) for certain of them to the FDA.  While our primary focus is on the development of azeliragon, TTP399 and TTP273, we plan to continue to evaluate opportunities for furthering the development of these other compounds in our pipeline.  Such development may be done internally or through partnering relationships.

We entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”), under which we granted Reneo an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593.  Refer to “Business – License and Research Agreements – Reneo License Agreement” for additional details.

Third-Party Suppliers and Manufacturers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our drug candidates and for our other research and discovery programs.

Intellectual Property

Patents

The IP portfolio for azeliragon includes a patent family covering azeliragon as a composition of matter, a patent family covering polymorphs of azeliragon and a patent family covering select methods of treatment using azeliragon. Azeliragon as a composition of matter is covered by issued patents in the United States, Europe, Japan, Canada, Australia, China and Hong Kong. The issued U.S. patent covering azeliragon as a composition of matter is expected to expire in 2029, assuming we obtain the maximum possible extension. Patents covering azeliragon as a composition of matter outside the United States will expire no earlier than 2023 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The patent with claims covering a method of treating patients with mild Alzheimer’s disease by administering about 5 mg per day of azeliragon expires in 2034.

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

The IP portfolio for the GLP-1r program includes a a patent family covering TTP273 as a composition of matter, a patent family covering combinations of TTP273 and metformin, and a patent family covering methods of synthesizing precursors to TTP273. The patent family covering TTP273 as a composition of matter was filed in multiple jurisdictions around the world including the United States, Europe, Japan and Canada. The issued U.S. patent covering TTP273 as a composition of matter is expected to expire in 2035, assuming we obtain the maximum possible extension. Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays or a combination thereof.

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

License and Research Agreements

Reneo License Agreement

On December 21, 2017, we entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans.

Under the terms of the Reneo License Agreement, Reneo paid us an initial license fee of $3.0 million. We are eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $94.5 million.  In addition, Reneo is obligated to pay us royalty payments at mid-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.  In addition, we have received common stock and certain participation rights representing a minority interest in Reneo’s outstanding equity.

Under the terms of the Reneo License Agreement, Reneo will be responsible for the worldwide development and commercialization of the licensed products, at its cost, and is required to use commercially reasonable efforts with respect to such development and commercialization efforts.

The Reneo License Agreement, unless terminated earlier, will continue until expiration of all royalty obligations of Reneo to us.  Either party may terminate the Reneo License Agreement for the other party’s uncured material breach.  Reneo may terminate the Reneo License Agreement at will upon prior written notice.  Upon expiration (but not earlier termination) of the Reneo License Agreement the licenses granted to Reneo will survive on a royalty-free basis in perpetuity.

Huadong License

On December 21, 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, we obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to our GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.

Under the terms of the Huadong License Agreement, Huadong will pay us an initial license fee of $8.0 million and potential development and regulatory milestone payments totaling up to $25.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, we are eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

Under the Huadong License Agreement, we are also responsible for conducting a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”) including sites in both the United States and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  We will also be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

Huadong will be responsible for the development and commercialization of the licensed products in the Huadong License Territory, at its cost, and is required to use commercially reasonable efforts with respect to its development efforts.  Further, Huadong is required to use commercially reasonable efforts to develop and commercialize at least one GLP-1r compound in China.

The Huadong License Agreement, unless terminated earlier, will continue on a product-by-product and country-by-country basis until expiration of the royalty obligations Huadong owes to us on such licensed product, which extend until the later of the expiration of certain patent or data exclusivity rights covering such licensed product in such country or eight years after the first commercial sale of such product in such country.  Either party may terminate the Huadong License Agreement for the other party’s uncured material breach.  Huadong may terminate the Huadong License Agreement at will upon prior written notice, subject to certain timing restrictions related to the Phase 2 MRCT.

Calithera License Agreement

In March 2015, we entered into a License and Research Agreement with Calithera Biosciences, Inc. (“Calithera”) (the “Calithera License Agreement”), under which Calithera obtained an exclusive, worldwide, sublicensable license to develop and commercialize certain of our hexokinase II inhibitors for any therapeutics, prophylactic, preventative or diagnostic use.  This agreement was terminated, at the option of Calithera, effective December 21, 2017.

JDRF Agreement

In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399, in type 1 diabetes.  We initiated this study in the fourth quarter of 2017.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

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

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety and tolerability profile, mechanism of action, control and predictability, convenience of dosing, price and reimbursement, and availability of comparable alternative therapies.

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

Potential Competing Products – Alzheimer’s Disease

There are currently limited approved treatments for AD in the United States and existing therapies treat only the symptoms of the disease, rather than targeting the underlying mechanisms. The approved symptomatic AD therapies in the United States fall into two classes, AChEIs and glutamatergic modulators. If azeliragon is approved, its mechanism of action may be complementary to existing standard of care, as well as that of drug candidates with differentiated mechanisms currently in development for AD, including anti-Aβ monoclonal antibodies, BACE inhibitors, tau aggregation inhibitors and monoamine oxidase-b inhibitors. This will allow the opportunity for co-administration with these other drug candidates if they are successfully developed.  We are not aware of any other clinical-stage RAGE inhibitor investigational products being developed for the treatment of AD.

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

Collaboration Revenue and Customers

The majority of our collaboration revenue for the years ended December 31, 2017, 2016 and 2015 is related to our licenses of certain compounds in the pre-clinical stage or clinical stage, including the Calithera License Agreement, the Huadong License Agreement, and the Reneo License Agreement.  Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests coupled with research activities performed by our personnel.  While we may continue to seek partnership opportunities for our other pre-clinical and diabetes assets, our primary focus continues to be on our Phase 3 clinical trial, the STEADFAST Study, with respect to azeliragon, and development of our diabetes investigational products, in particular TTP273 and TTP399 in the US.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”) and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. We have obtained an SPA with the FDA for our Phase 3 STEADFAST Study of azeliragon. Agreement by the FDA to the SPA does not guarantee that the results of a study conducted in accordance with the agreement will be successful or that other issues that arise may not impede approval of the investigational product.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Special Expedited Review and Approval Programs

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation, regenerative advanced therapy designation and accelerated approval.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. We have obtained Fast Track designation for azeliragon for the treatment of dementia of the Alzheimer’s type. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Finally, the FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.  The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

• the required patent information has not been filed;

• the listed patent has expired;

• the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

• the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

 Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing •or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

 Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Finally, based on the conduct of some of our clinical trials oversees, we are also subject to the Foreign Corrupt Practices Act that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  Since enactment of the ACA, there have been numerous legal challenges and

Congressional actions to repeal and replace provisions of the law.  In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017.  Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

 On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (“EU”) (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of December 31, 2017, we had 56 employees, of which at least 23 hold graduate degrees (including 17 doctorate degrees) and 37 are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2015. Our principal executive offices are located at 4170 Mendenhall Oaks Pkwy, High Point, NC 27265, and our telephone number is (336) 841-0300.  We also maintain a corporate website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov.  The contents of our website are not made a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $16.1 million, $16.4 million and $27.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had a total members’ deficit of approximately $279.1 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the STEADFAST Study and other trials, begin outsourcing of the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

We will need additional capital to complete the STEADFAST Study and to complete the development and commercialization of azeliragon and our other drug candidates, and there is a substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the STEADFAST Study, undertake additional clinical trials of our other drug candidates and continue to work on our other research programs. Our current capital and the funds available to us under the letter agreement (the “Letter Agreement”) with MacAndrews & Forbes Group LLC, an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), a related party, for its commitment to invest up to $10.0 million over a one-year period will not be sufficient for us to complete the STEADFAST Study and the development of our other drug candidates. As such, we will need to raise substantial additional capital to complete the development and commercialization of azeliragon, as well as the portion of the clinical trial costs imposed upon us by the Huadong License Agreement and the JDRF Agreement for TTP273 and TTP399, respectively. We are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We may also pursue other sources of financing to provide flexibility to our operating plan.  The timing and availability of such financing are not yet known.

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than those available to us through our Letter Agreement. We also will need to raise substantial additional capital in the future to complete the development and commercialization of azeliragon for additional indications and for developing our other drug candidates. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Our recurring losses, accumulated deficit and our current levels of cash and cash equivalents raise substantial doubt about our ability to continue as a going concern as of the date of this report.  If we are unable to continue as a going concern, we may have to liquidate our assets and it is likely that investors will lose all or a significant part of their investments.  If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all, and such additional funding may cause substantial dilution to our existing investors. Further, if adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us through our Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Under the Letter Agreement, until December 5, 2018, we have the right to sell MacAndrews shares of our Class A common stock at a per share price of $4.38 per share, and MacAndrews also has the right to require us to sell it shares of our Class A common stock at the same per share price. Any shares of our Class A common stock that are sold pursuant to the Letter Agreement will dilute the interest of our stockholders. An aggregate of $10.0 million worth of Class A common stock may be sold to MacAndrews under the Letter Agreement (whether at our or MacAndrews’ option). In addition, in connection with the Letter Agreement, we also issued MacAndrews warrants to purchase 198,267 shares of our Class A common stock at a price of $5.04 per share, exercisable until December 5, 2024. Sales of Class A common stock under the Letter Agreement or the related warrants may result in substantial dilution to existing investors.

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

We have a significant amount of debt.  As of December 31, 2017, the total principal amount of our debt was $20.0 million, all of which was incurred under the Loan Agreement.

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

•	convey, sell, lease, transfer or otherwise dispose of certain of our assets;
•	maintain a minimum cash balance of $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement;
•	engage in any business other than the businesses we currently engage in or reasonably related thereto;
•	liquidate or dissolve;
•	make certain management changes;
•	undergo certain change of control events;
•	create, incur, assume or be liable with respect to certain indebtedness;

•	grant certain liens;
•	pay dividends and make certain other restricted payments;
•	make certain investments; and
•	enter into any material transactions with any affiliates, with certain exceptions.

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

We have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

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

Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, although treatment in our Phase 2b clinical trial in mild-to-moderate AD patients was discontinued early due to the findings of an interim futility analysis conducted approximately 12 months after all subjects were randomized, subsequent statistical analyses conducted in accordance with the protocol-specified statistical analysis plan found a statistically significant improvement, as described further under “Business—Our Alzheimer’s Program − Azeliragon—Completed Phase 2b Trial (TTP488-203).” Furthermore, an analysis of azeliragon in the subgroup of AD patients with MMSE scores of 21-26 (which are the mild AD patients that are the subjects of our Phase 3 STEADFAST Study) found that azeliragon had more pronounced efficacy in that subgroup. While we have reached an agreement with the FDA for our Phase 3 trial of azeliragon under a special protocol assessment, or SPA, there can be no assurance that the results of this Phase 3 trial will be consistent with the findings of our analyses from the Phase 2b trial. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of the STEADFAST Study do not achieve the primary efficacy endpoints or demonstrate safety, the prospects for approval of azeliragon would be materially and adversely affected. If azeliragon or our other drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed.

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

Fast Track designation for one or more of our product candidates may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. The FDA granted Fast Track designation to azeliragon.  Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA's priority review procedures.

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

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results.

The FDA or non-U.S. regulatory authorities may disagree with our and/or our clinical trial investigators’ interpretation of data from clinical trials in determining if serious adverse or unacceptable side effects are drug-related.

We, and our clinical trial investigators, currently determine if serious adverse or unacceptable side effects are drug-related. The FDA or non-U.S. regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion by us or our clinical trial investigators that a serious adverse effect or unacceptable side effect was not drug-related. The FDA or non-U.S. regulatory authorities may require more information, including additional preclinical or clinical data to support approval, which may cause us to incur additional expenses, delay or prevent the approval of one of our drug candidates, and/or delay or cause us to change our commercialization plans, or we may decide to abandon the development or commercialization of the drug candidate altogether.

Changes in law could have a negative impact on the approval of our drug candidates.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for azeliragon and our other drug candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. We commenced the STEADFAST Study in April 2015 and have successfully completed the enrollment of both of its sub-studies; however, this clinical trial and reports of data from the study may not be completed on schedule, if at all. In addition, we do not know whether planned clinical trials of azeliragon in additional indications and of our other drug candidates will begin on time or will be completed on schedule or at all. The commencement, enrollment and completion of the STEADFAST Study or other clinical trials can be delayed for a variety of reasons, including:

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

The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As a team, we have never conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of azeliragon and other drug candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of drug candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of azeliragon and other drug candidates we are developing.

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

We are conducting a portion of the STEADFAST Study outside the United States.  Also, we are required to conduct a portion of the Phase 2 MRCT outside the United States pursuant to the Huadong License Agreement. We may in the future choose to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations; and
•	diminished protection of intellectual property in some countries, particularly in Asia.

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

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market our drug candidates, if and when they are approved, or enter into collaborations with respect to the sale and marketing of our drug candidate.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

Potential competitors with products in late stage clinical development are Biogen Inc, with its drug candidate aducanumab and Roche with its drug candidate gantenerumab.

Our drug candidates TTP399 and TTP273, compounds for treating type 2 diabetes, would compete with both marketed non-insulin anti-diabetic medications and non-insulin anti-diabetic agents that are in clinical development. Competition is high among novel drug classes for the treatment of type 2 diabetes. Products that are currently available that may compete with TTP399 and TTP273 include DPP-4 inhibitors, such as sitagliptin or saxagliptin, SGLT-2 inhibitors, such as dapagliflozin and canagliflozin, and GLP-1 agonists, such as liraglutide and exenatide. Companies with GKAs in early clinical development that may compete with TTP399 include Hua Medicine Ltd., Yabao Pharmaceutical Co, Inc., Pegbio Co. Ltd. and Teijin Pharma Limited.  Oral GLP-1 agonists in clinical development that may compete with TTP273 include oral semaglutide being developed by Novo Nordisk A/S and ORMD-0901 being developed by Oramed.

In type 1 diabetes, oral non-insulin agents that are currently being developed that may compete with TTP399 include SGLT-1/2 inhibitors, such as sotagliflozin, being developed by Sanofi/Lexicon and SGLT-2 inhibitors such as AstraZeneca’s dapagliflozin and Eli Lilly/ Boehringer Ingelheim’s empagliflozin.

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

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our other drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.  In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or drugs that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any drugs that we may develop.

We currently hold clinical trial liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our drug candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

For example, we previously licensed the development of azeliragon to Pfizer Inc. in 2006, before Pfizer determined not to pursue the development of the program, and we reacquired azeliragon in 2011, and Forest Laboratories had previously licensed our GKA programs, including TTP399, but decided to return the GKA programs to us in 2013, shortly before its acquisition by Actavis plc. Any collaborative partners we enter into agreements with in the future may also shift their priorities and resources away from our drug candidates or seek to renegotiate or terminate their relationships with us.

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

Reliance on third-party manufacturers entails risks to which we might not be subject if we manufactured drug candidates ourselves, including:

•	the limited number of manufacturers that could produce our drug candidates for us;
•	the inability to meet our product specifications and quality requirements consistently;
•	inability to access production facilities on a timely basis;
•	inability or delay in increasing manufacturing capacity;
•	manufacturing and product quality issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for commercial level activity;
•	a failure to satisfy the FDA’s cGMP requirements and similar foreign standards on a consistent basis;
•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	the reliance on a single source of supply which, if unavailable, would delay our ability to complete our clinical trials or to sell any product for which we have received marketing approval;
•	the lack of qualified backup suppliers for supplies that are currently purchased from a single source supplier;
•	carrier disruptions or increased costs that are beyond our control; and
•	the failure to deliver products under specified storage conditions and in a timely manner.

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

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on our ability to:

•	apply for, obtain, maintain and enforce patents;
•	protect trade secrets and other confidential and proprietary information; and
•	operate without infringing upon the proprietary rights of others.

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

As of December 31, 2017, we were the owner of record of 64 issued U.S. patents and at least 252 issued non-U.S. patents, as well as the licensee of at least 4 issued U.S. patents and at least 32 issued non-U.S. patents. As of December 31, 2017, we were actively pursuing 14 U.S. patent applications, of which one is provisional and 13 are non-provisional, two Patent Cooperation Treaty applications and at least 97 non-U.S. patent applications in twelve or more jurisdictions as the owner of record, in addition to one non-U.S. patent application under license.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors or licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims or inventorship. If we or our current licensors or licensees, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the United States Patent and Trademark Office (“USPTO”) Patent Trial and Appeals Board at any time within the one year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies may infringe, violate or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face Inter Partes Review (“IPR”) proceedings before the USPTO or patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.

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

Litigation may be necessary to:

•	protect and enforce our patents and any future patents issuing on our patent applications;
•	enforce or clarify the terms of the licenses we have granted or been granted or may grant or be granted in the future;
•	protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or
•	determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act. The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. For example, patents providing composition of matter protection for azeliragon are scheduled to expire in 2023, but if we obtain the maximum possible extension in the United States, a period of patent extension for the approved azeliragon product could extend into 2029. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the original expiration dates of our patents, and our business may be materially harmed.

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

Risks Related to our Common Stock

MacAndrews has substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.

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

Half of our directors are affiliated with MacAndrews. These persons will have fiduciary duties to us and in addition will have duties to MacAndrews. In addition, our amended and restated certificate of incorporation provides that none of MacAndrews, any of our non-employee directors who are employees, affiliates or consultants of MacAndrews or its affiliates (other than us or our subsidiaries) or any of their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to MacAndrews or its affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that such person or affiliate has directed to MacAndrews or its affiliates. As a result, such circumstances may entail real or apparent conflicts of interest with respect to matters affecting both us and MacAndrews, whose interests, in some circumstances, may be adverse to ours. In addition, as a result of MacAndrews’ indirect ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and MacAndrews or their affiliates, including potential business transactions, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

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

As of December 31, 2017, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 2,615,666 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 78.3% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

In December 2017, we entered into the Letter Agreement with MacAndrews. Under the Letter Agreement, until December 5, 2018, we have the right to sell to MacAndrews shares of our Class A common stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price.  An aggregate of $10.0 million worth of Class A common stock may be sold under the Letter Agreement (whether at our or MacAndrews’ option).  In addition, in connection with the Letter Agreement, we also issued MacAndrews warrants to purchase 198,267 shares of our Class A common stock at a price of $5.04 per share, exercisable until December 5, 2024.  Sales of shares of Class A common stock to MacAndrews under the Letter Agreement or pursuant to the exercise of the related warrants (or resales by MacAndrews of such shares) could negatively affect our stock price, as could the anticipation of such sales or resales.

On August 13, 2015, we filed a registration statement under the Securities Act registering 3,250,000 shares of our Class A common stock reserved for issuance under our 2015 Plan.  As part of our Loan Agreement, we issued warrants to purchase 190,586 shares of our Class A common stock to our lenders.

Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, the exercise of outstanding warrants or pursuant to the Loan Agreement or the Letter Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities, including under the Letter Agreement and related warrants, and such sales could result in substantial dilution to existing investors.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from the date of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our corporate headquarters and lab facilities are located in High Point, North Carolina, where we lease 32,776 square feet of mixed laboratory and office space in the Mendenhall Oaks office park. The lease agreement for this space continues through December 2019.

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

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “VTVT”.  The following table sets forth the high and low sale prices per share for our Class A common stock, as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Calendar Quarter – 2016
First Quarter	$7.68	$5.00
Second Quarter	7.06	4.84
Third Quarter	7.50	5.28
Fourth Quarter	7.25	4.65

	High	Low
Calendar Quarter – 2017
First Quarter	$6.65	$4.79
Second Quarter	6.80	4.56
Third Quarter	6.16	3.57
Fourth Quarter	8.09	3.84

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by the Company.  Our ability to pay dividends is restricted by our Loan Agreement.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7.

Holders

As of February 23, 2018, there were approximately 21 holders of record of our Class A common stock and 9 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017.  The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	1,960,732	$8.50	1,289,268
Equity compensation plans not approved by security holders
Total	1,960,732		1,289,268

Performance Graph

The following graph shows a comparison from July 30, 2015 (the date our Class A common stock commenced trading on The NASDAQ Global Market) through December 31, 2017 of the cumulative total return for our Class A common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index.  The graph assumes an initial investment of $100 on July 30, 2015.  The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 set forth below has been derived from the audited financial statements for such year not included in this Annual Report on Form 10-K.  The historical periods presented here are not necessarily indicative of future results.

	Year Ended December 31,
(dollars in thousands, except for per share data)	2017	2016	2015	2014	2013
Statement of operations data:
Revenue	$291	$634	$519	$1,549	$976
Research and development	39,640	45,748	29,584	18,729	25,434
General and administrative	11,333	9,906	9,077	11,717	11,375
Total operating expenses	50,973	55,654	38,661	30,446	36,809
Loss from operations	(50,682)	(55,020)	(38,142)	(28,897)	(35,833)
Other expense, net	(3,165)	(333)	(2,965)	(7,204)	(12,370)
Income tax provision	800	—	—	—	—
Net loss attributable to noncontrolling interest	(38,503)	(39,001)	(13,609)	—	—
Net loss attributable to vTv Therapeutics Inc.	(16,144)	(16,352)	(27,498)	(36,101)	(48,203)
Net loss per share, basic and diluted (1)	$(1.67)	$(1.71)	$(3.32)
Weighted average number of shares outstanding, basic and diluted	9,693,254	9,545,527	8,276,520

Balance sheet data:	2017	2016	2015	2014	2013
Cash and cash equivalents	$11,758	$51,505	$88,003	$1,384	$1,089
Working capital	(6,567)	40,683	81,460	(5,253)	(85,160)
Total assets	27,917	54,495	91,532	12,951	15,504
Current liabilities	26,929	11,434	7,726	6,864	87,584
Long-term debt, net of current portion	15,316	11,058	—	29,420	2,265
Deferred revenue, net of current portion	4,497	—	—	—	—
Other liabilities, net of current portion	782	433	245	37,387	18
Redeemable convertible preferred units	—	—	—	438,086	229,370
Redeemable noncontrolling interest	131,440	122,515	161,531	—	—
Total stockholders'/members’ deficit	(151,047)	(90,945)	(77,970)	(498,806)	(303,733)

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

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of mild Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of mild AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have completed enrollment of both sub-studies for a Phase 3 clinical trial (the “STEADFAST Study”) under a Food and Drug Administration (“FDA”) agreed Special Protocol Assessment (“SPA”).

Our diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we have completed our Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”), and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we have completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”) in December 2016.

In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics.  This trial was initiated in the fourth quarter of 2017.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

In December 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, in China and certain other Pacific Rim countries, including Australia and South Korea.

We also entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”) in December 2017, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta agonist program, including the compound HPP593.

For more information regarding the JDRF Agreement, the Huadong License Agreement and Reneo License Agreement, see Item 1 – “Business – Intellectual Property – License and Research Agreements”.

In addition to the above, we also have two additional programs in various stages of preclinical and clinical development for the treatment of inflammatory disorders.

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

As the Reorganization Transactions were considered to be among entities under common control, the Consolidated Financial Statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine vTvx Holdings I LLC (formerly known as TransTech Pharma, LLC, “TTP” or “vTvx Holdings I”) and vTvx Holdings II LLC (formerly known as and High Point Pharmaceuticals, LLC, “HPP” or “vTvx Holdings II” and, collectively with TTP or vTvx Holdings I, the “Predecessors”) for presentation purposes.

To date, we have devoted substantially all of our resources to our research and development efforts relating to our investigational drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through December 31, 2017, we (including our Predecessors) have funded our operations primarily through:

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

•

borrowings totaling $20.0 million from a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) in October 2016 and March 2017; and

•

a letter agreement (the “Letter Agreement”) with MacAndrews in December 2017, under which, until December 5, 2018, we have the right to sell to MacAndrews shares of our Class A common stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate maximum of $10.0 million worth of Class A common stock that may be sold under the Letter Agreement, whether at our option or MacAndrews’).

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidate, azeliragon, for the treatment of mild AD;
•	seek to obtain regulatory approvals for azeliragon;
•	prepare for the potential commercialization of azeliragon;
•	begin outsourcing of the commercial manufacturing of azeliragon for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs, including our diabetes programs TTP399 and TTP273; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of azeliragon or any of our other drug candidates. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

Financial Overview

Revenue

To date, we have not generated any revenue from drug sales. Our revenue has been primarily derived from up-front proceeds and research fees under collaboration and license agreements.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations (“CRO(s)”), in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials.  Our indirect research and development costs consist primarily of salaries, benefits and related overhead expenses for personnel in research and development functions and depreciation of leasehold improvements, laboratory equipment and computers.  Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.

From the inception of our Predecessors, through December 31, 2017, we have incurred approximately $541.9 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Direct research and development expense:
Azeliragon	$28,206	$29,430	$14,079
TTP399	418	2,598	4,114
TTP273	352	3,838	3,189
Other projects	1,001	1,353	1,149
Indirect research and development expense	9,663	8,529	7,053
Total research and development expense	$39,640	$45,748	$29,584

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

Other Income (Expense), Net

Other income (expense), net primarily consists of expenses related to our capital structure prior to the IPO and Reorganization Transactions, such as expense related to interest expense on related party debt obligations and the change in the fair value of an obligation to make distributions to a former officer in exchange for the repurchase of the officer’s predecessor company units (the “Contingent Distributions”). Such expenses have not been recognized by us after fiscal 2015 as the related instruments were not assumed by vTv Therapeutics Inc. through the Reorganization Transactions.

Results of Operations

Comparison of the year ended December 31, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2017	2016	Change
Revenue	$291	$634	$(343)
Operating expenses:
Research and development	39,640	45,748	(6,108)
General and administrative	11,333	9,906	1,427
Total operating expenses	50,973	55,654	(4,681)
Operating loss	(50,682)	(55,020)	4,338
Interest income	117	87	30
Interest expense	(3,092)	(398)	(2,694)
Other expense, net	(190)	(22)	(168)
Loss before income taxes	(53,847)	(55,353)	1,506
Income tax provision	800	—	800
Net loss before noncontrolling interest	(54,647)	(55,353)	706
Less: net loss attributable to noncontrolling interest	(38,503)	(39,001)	498
Net loss attributable to vTv Therapeutics Inc.	$(16,144)	$(16,352)	$208

Revenues

Revenues were $0.3 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The revenue earned during the year ended December 31, 2017 primarily relates to the Huadong and Reneo License Agreements, which were entered into in December 2017.  The revenue earned during the year ended December 31, 2016 was primarily attributable to the global license agreement that we entered into with Calithera in March 2015.  We recognize the portion of the consideration received allocated to the license deliverable for each of these agreements over the requisite knowledge transfer or research service periods.  The portion of revenue allocated to the other deliverables under the license agreements will be recognized as performance occurs.

Research and Development Expenses

Research and development expenses were $39.6 million and $45.7 million for the years ended December 31, 2017 and 2016, respectively. The decrease in research and development expenses during the period of $6.1 million, or 13.4%, was primarily due to:

•

A decrease in clinical trial costs of $1.2 million for azeliragon from 2016, which was mainly driven by decreases of $2.6 million related to the timing of drug-drug interaction and other supporting studies.  These studies were conducted primarily in 2016 and were completed in early 2017.  Additionally, we saw decreases of $0.9 million in compound manufacturing costs for drug product from 2016 as drug product was manufactured in 2016 for the support of the STEADFAST Study and the open-label extension (“OLE”) trial.  Such decreases were offset by an increase of $1.2 million in cost related to the OLE trial as patients completing the STEADFAST Study elect to continue in the OLE study and an increase of $0.9 million related to the cost of consultants engaged to assist primarily with the conduct of the STEADFAST Study;

•

A decrease in clinical trial costs of $2.2 million for TTP399 from 2016, which was mainly driven by lower costs for the AGATA Study due to its completion in August 2016, partially offset by spending on the simpliciT-1 trial which began in late 2017;

•	A decrease in clinical trial costs of $3.5 million for TTP273 from 2016, due to the completion of the LOGRA study in December 2016; and
•	An increase in other research and development costs of $1.1 million, primarily driven by an increase in the expense related to share-based awards and other compensation costs.

General and Administrative Expenses

General and administrative expenses were $11.3 million and $9.9 million for the years ended December 31, 2017 and 2016, respectively. The increase in general and administrative expenses during this period of $1.4 million, or 14.4%, was primarily due to increases in professional and legal fees of $0.3 million primarily related to the license agreements entered into in 2017 coupled with increases in compensation costs of approximately $0.9 million due to grants of additional share-based compensation awards as well as the impact of additional personnel hired in both years.

Interest Expense, Net

Interest expense, net was $3.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. Interest expense primarily relates to our Loan Agreement which was entered into in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  The increase in such interest expense for the year ended December 31, 2017 relates to both the borrowing of the second tranche in March 2017 as well as the period of time for which the loan was outstanding in each year.

Comparison of the Years Ended December 31, 2016 and 2015

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

Revenues

Revenues were $0.6 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. The revenue earned during the years ended December 31, 2016 and 2015 was primarily attributable to the global license agreement that we entered into with Calithera Biosciences, Inc. (“Calithera”) in March 2015.  In connection with this agreement we recognized as revenue an initial license fee of $0.6 million and reimbursement of costs associated with the time devoted by our employees to develop additional hexokinase inhibitors.

Research and Development Expenses

Research and development expenses were $45.7 million and $29.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in research and development expenses during the period of $16.2 million, or 54.6%, was primarily due to:

•

An increase in clinical trial costs of $15.4 million for azeliragon in 2016, which was mainly driven by an increase of $9.1 million related to the STEADFAST Study due to higher enrollment and related activities in 2016; an increase of $3.3 million in costs related to a drug-drug interaction and other supporting studies in 2016; and an increase of $2.5 million related to compound manufacturing costs for drug product to support the STEADFAST Study;

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

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2017, we had an accumulated deficit of $279.1 million.  Since the inception of our Predecessors, we have experienced a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our unrestricted balance of cash and cash equivalents of $11.8 million at December 31, 2017, the $7.2 million upfront payment receivable from our Huadong License Agreement, net of applicable foreign withholding taxes, and the $10.0 million of funds available under the Letter Agreement.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study which we anticipate receiving in April 2018.  These factors raise substantial doubt regarding our ability to continue as a going concern.  In addition to available cash and cash equivalents, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We may also pursue other sources of additional financing to provide flexibility to our operating plan.  The timing and availability of such additional financing is not yet known.

Equity Financing

In December 2017, we entered into the Letter Agreement with MacAndrews.  Under the Letter Agreement, until December 5, 2018, we have the right to sell to MacAndrews shares of our Class A common stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price.  An aggregate of $10.0 million worth of Class A common stock may be sold under the Letter Agreement (whether at our or MacAndrews’ option).  In addition, in connection with the Letter Agreement, we also issued to MacAndrews warrants to purchase 198,267 shares of our Class A common stock at a price of $5.04 per share, exercisable until December 5, 2024.

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which we have borrowed $20.0 million.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  The first tranche requires only monthly interest payments until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  We borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.  The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The minimum cash balance covenant was included as part of an amendment to the Loan Agreement in connection with our entry into the Huadong License Agreement in December 2017.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Cash Flows

	Year Ended
	December 31,
	2017	2016
(dollars in thousands)
Net cash used in operating activities	$(44,560)	$(48,209)
Net cash used in investing activities	(25)	(83)
Net cash provided by financing activities	7,500	11,794
Net decrease in cash and cash equivalents	$(37,085)	$(36,498)

Operating Activities

For the year ended December 31, 2017, our net cash used in operating activities decreased $3.6 million from the prior year.  The decrease in uses of cash was primarily driven by lower spending on our clinical trials during 2017 offset by the impact of the receipt of funds from the Reneo License Agreement coupled with the impact of changes in working capital.

Investing Activities

For the years ended December 31, 2017 and 2016, net cash used in investing activities was insignificant.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $7.5 million compared to net cash provided by financing activities of $11.8 million for the year ended December 31, 2016, resulting in a decrease of $4.3 million.  This change was driven by the relative amounts borrowed under our Loan Agreement in each year.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and other committed sources of funds under the Letter Agreement will allow us to meet our liquidity requirements through the receipt of top-line results for Subpart A of our STEADFAST Study which we anticipate receiving in April 2018.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We may also pursue other sources of financing to provide flexibility to our operating plan.  The timing and availability of such financing is not yet known.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Disclosures About Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Principal payments under Loan Agreement	$20,000	$4,271	$15,729	$—	$—
Interest on Loan Agreement (1)	4,688	2,130	2,558	—	—
Operating lease commitments	722	356	366	—	—
Total contractual obligations	$25,410	$6,757	$18,653	$—	$—
(1)

Interest payments associated with the Loan Agreement are projected based on interest rates in effect as of December 31, 2017 assuming no variable rate fluctuations going forward.  An increase in the interest rates applicable to our Loan Agreement by 1% would result in an additional $0.2 million of annual cash interest expense.  In addition to the estimated monthly cash interest payments, the projected interest payments stated above also include the 6% final interest payment to be paid upon the maturity of the debt obligation.

We enter into contracts in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination or cancellation within 30 days of notice, and therefore are not included in the table above.  We also have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Medical Officer that require the funding of specific payments, if certain events occur, such as a change in control or the termination of their employment without cause.  These potential payment obligations are not included in the table above.  Further, we have the obligation to conduct clinical trials under both the JDRF Agreement and the Huadong License Agreement.  Due to the uncertainty of the timing of these costs, such obligations have not been included in the table above.

Off-Balance Sheet Arrangements

In December 2017, we entered into the Letter Agreement with MacAndrews to provide additional funding for our operations. Under the Letter Agreement, until December 5, 2018, we have the right to sell to MacAndrews shares of our Class A common stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price. An aggregate of $10.0 million worth of Class A common stock may be sold under the Letter Agreement (whether at our or MacAndrews’ option). In addition, in connection with the Letter Agreement, we also issued MacAndrews warrants to purchase 198,267 shares of our Class A common stock at a price of $5.04 per share, exercisable until December 5, 2024.

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

See Note 2 “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K for further information regarding the adoption of Accounting Standards Update No. 2014-09 and the related changes in the recognition of revenue that are effective beginning January 1, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the U.S. statutory corporate income tax rate from 35% to 21% effective January 1, 2018, (2) eliminates the corporate alternative minimum tax, (3) eliminates the Section 199 deduction, and (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  We have recorded a provisional decrease in our deferred tax assets of $5.8 million with a corresponding adjustment to the valuation allowance for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period.  The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula.  Due to the lack of sufficient historical trading information with respect to our own shares, we estimate expected volatility based on the volatility of our own stock coupled with a portfolio of selected stocks of companies believed to have market and economic characteristics similar to our own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, we estimate the expected life of our outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.  The fair value of restricted stock units (“RSU”) grants are based on the market value of our Class A Common Stock on the date of grant.  We also estimate the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2017, we maintained effective internal control over financial reporting.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. The Company maintains a corporate website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov.  The contents of our website are not made a part of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Our current executive officers are set forth below:

Name	Age	Position(s)
Jeffrey B. Kindler	62	Executive Chairman
Stephen L. Holcombe	61	President and Chief Executive Officer
Rudy C. Howard	60	Executive Vice President and Chief Financial Officer
Larry D. Altstiel, M.D., Ph.D.	68	Executive Vice President and Chief Medical Officer

Set forth below is certain additional information concerning our executive officers, including their respective positions with us and prior business experience (other than Mr. Kindler, for whom such information is provided in “Directors” below).

Stephen L. Holcombe—President and Chief Executive Officer

Stephen L. Holcombe has served as our President and Chief Executive Officer since April 2015. Mr. Holcombe was the President and Chief Financial Officer of TransTech Pharma, LLC and High Point Pharmaceuticals, LLC, our predecessors, from 2014 to March 2015, where he previously served as Senior Vice President and Chief Financial Officer from 2002 to 2014. Mr. Holcombe has over 35 years of experience in financial and managerial roles focusing on the execution of private and public financings, developing corporate alliance and partnership strategies and managing relationships with external constituents. Positions that Mr. Holcombe held prior to joining our predecessors include Executive Vice President and Chief Financial Officer of Vanguard Cellular Systems, Inc., one of the largest independent wireless operators in the United States, Executive Vice President and Chief Financial Officer of BuildNet Inc., an e-commerce software solutions provider, and various positions with KPMG Peat Marwick Mitchell. He holds a bachelor’s degree in Accountancy from Wake Forest University.

Rudy C. Howard—Executive Vice President and Chief Financial Officer

Rudy C. Howard has served as our Chief Financial Officer since June 2015. Prior to joining vTv Therapeutics Inc., Mr. Howard served from January 2010 through May of 2015 as Chief Financial Officer of SciQuest, Inc., an international spend management software company. From November 2008 until joining SciQuest, Mr. Howard served as Senior Vice President and Chief Financial Officer of MDS Pharma Services, a pharmaceutical services company. From 2003 until joining MDS Pharma Services, Mr. Howard operated his own financial consulting company, Rudy C. Howard, CPA Consulting, in Wilmington, North Carolina, where his services included advising on merger and acquisition transactions, equity and debt issuances and other general management matters. From 2001 through 2003, Mr. Howard served as Chief Financial Officer for Peopleclick, Inc., an international human capital management software company. From 2000 until joining Peopleclick, Mr. Howard served as Chief Financial Officer for Marketing Services Group, Inc., a marketing and internet technology company. From 1995 until 2000, Mr. Howard served as Chief Financial Officer for PPD, Inc., a clinical research organization. Prior to joining PPD, Mr. Howard was a partner with PricewaterhouseCoopers. Mr. Howard holds a B.A. in Accounting from North Carolina State University, and he is a Certified Public Accountant.

Larry D. Altstiel—Executive Vice President and Chief Medical Officer

Larry D. Altstiel has served as our Chief Medical Officer since December 2015. Prior to joining vTv Therapeutics Inc., Dr. Altstiel was the founder and served as the Chief Executive Officer of Provectra Biotherapeutics, an early-stage biotechnology company, from 2013 through 2015. From 2007 to 2013, Dr. Altstiel was Vice President Neuroscience Clinical Development, Neuroscience Therapeutic Area Clinical Lead, at Pfizer Inc., a global pharmaceutical company. Dr. Altstiel’s other positions included Senior Vice President, Head of Global Clinical Development, at Schwarz Biosciences, Inc., a scientific research company; Vice President for Research Operations at Eisai Medical Research Inc., a physical and biological research and development company and Schering-Plough, a global pharmaceutical company; and Senior Clinical Research Physician and Group Leader for Neurodegenerative Diseases Clinical and Discovery Research for Alzheimer’s Disease, Parkinson’s Disease and Stroke at Eli Lilly and Company, a global pharmaceutical company. Dr. Altstiel received his bachelor’s degree in chemistry from the University of Illinois, a Ph.D in Virology, Cell Biology, and Physical Chemistry from the Rockefeller University and his M.D. from the University of Miami Miller School of Medicine. Dr. Altstiel was a NIH Postdoctoral Fellow at The Biological Laboratories, Harvard University and trained in Internal Medicine at The Harlem Hospital and in Neurology at the Neurological Institute, Columbia.

Directors

The current members of our Board of Directors are set forth below:

Name	Age	Position(s) with vTv Therapeutics Inc.	Director Since
Jeffrey B. Kindler	62	Executive Chairman of the Company and our Board of Directors	July 2015
Steven M. Cohen	54	Director	July 2015
John A. Fry	57	Director	March 2016
Paul M. Meister	65	Director	July 2015
Craig C. Parker	56	Director	July 2015
Paul G. Savas	55	Director	April 2015
Noel J. Spiegel	70	Director	July 2015
Howard L. Weiner	73	Director	July 2017

Jeffrey B. Kindler—Executive Chairman of the Company and our Board of Directors

Jeffrey B. Kindler has served as the Executive Chairman of our Board of Directors since July 2015 and as our Executive Chairman since April 2015. Mr. Kindler has served as Chief Executive Officer of Centrexion Corporation since 2014; as a Venture Partner at Lux Capital since 2012; and as a Managing Director at Starboard Capital Partners, since 2010. From 2006 to 2010, Mr. Kindler was the Chairman and Chief Executive Officer of Pfizer Inc. Prior to his appointment as Pfizer’s CEO, Mr. Kindler served as Pfizer’s Executive Vice President and General Counsel as well as a Vice Chairman of the company. Prior to joining Pfizer in 2002, he was Chairman of Boston Market Corporation from 2000 to 2001 and President of the Partner Brands group of McDonald’s Corporation during 2001. Mr. Kindler previously served on the Board of Directors of Chipotle Mexican Grill, Inc., a chain of fast casual restaurants, from 2012 to 2014. He currently serves on the boards of directors of SIGA Technologies, Inc., a developer of novel antiviral therapeutics, Perrigo Company plc, a leading global over-the-counter consumer goods and specialty pharmaceutical company, and Intrexon Corporation, a synthetic biology company, as well as a number of privately held companies. Mr. Kindler is also a trustee of Tufts University. Mr. Kindler also provides consulting services to MacAndrews & Forbes Incorporated (“MacAndrews”) on matters involving the life sciences industry. Mr. Kindler holds a bachelor’s degree from Tufts University and a J.D. from Harvard Law School. We believe Mr. Kindler’s experience as Chief Executive Officer of Centrexion Corporation, in addition to his years of experience in the healthcare industry, qualifies him to serve on our Board of Directors.

Steven M. Cohen—Director

Steven M. Cohen was appointed to our Board of Directors in July 2015. Mr. Cohen has served as Executive Vice President, General Counsel and Chief Administrative Officer of MacAndrews since 2013. In 2011, he was Secretary to New York State Governor Andrew M. Cuomo during the first year of Governor Cuomo’s administration. Prior to that, Mr. Cohen served as Chief of Staff and Counselor to then-New York Attorney General Cuomo, holding both positions for the entire four years of Mr. Cuomo’s tenure as Attorney General. Mr. Cohen has more than 25 years of experience as a lawyer in private practice and public service. He is a Trustee of New York University (“NYU”), a member of the board of Bank Leumi USA, and Chairman of the Board of the Brooklyn Bridge Park Development Corporation. He holds a bachelor’s degree from New York University and a J.D. from the University of Pennsylvania Law School. Mr. Cohen brings extensive experience in leadership, corporate strategy and public service. For these reasons, we believe he is well qualified to serve on our Board of Directors.

John A. Fry—Director

John A. Fry was appointed to our Board of Directors in March 2016. Mr. Fry has served as President of Drexel University since 2010. From 2002 to 2010, Mr. Fry served as the President of Franklin & Marshall College and from 1995 to 2002, he served as Executive Vice President of the University of Pennsylvania. Prior to joining the University of Pennsylvania, Mr. Fry was a management consultant for the higher education and nonprofit sectors. He worked closely with some of the nation’s premier colleges and universities, first with KPMG Peat Marwick and then with Coopers & Lybrand’s National Higher Education Consulting Practice where he was elected a partner in the firm and eventually became partner-in-charge of the national practice. Mr. Fry is a member of the Board of Directors of Community Health Systems, a leading operator of general acute care hospitals, Drexel Morgan, a registered investment advisor and bank holding company, and Macquarie Investment Management (formerly Delaware Investments), a U.S. based asset management firm. Mr. Fry holds a bachelor’s degree from Lafayette College and a master’s degree in business administration from the New York University Stern School of Business. Mr. Fry brings extensive experience in leadership and corporate governance. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Paul M. Meister—Director

Paul M. Meister was appointed to our Board of Directors in July 2015. Mr. Meister has served as President of MacAndrews since 2014. Mr. Meister is currently serving as Executive Vice Chairman of the Board of Revlon, Inc., overseeing day-to-day operations of the company on an interim basis.  He is also Co-Founder, and since 2008, Chief Executive Officer, of Liberty Lane Partners, a private investment company with investments in healthcare, technology and distribution-related industries, and Co-Founder and, since 2007, Vice Chair, at Perspecta Trust, a trust company that provides trust and investment services. From 2010 to 2014, Mr. Meister served as Chairman, and from 2011 to 2014 also as Chief Executive Officer, of inVentiv Health, a leading provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries. Until 2007, he was Chairman of the Board of Thermo Fisher Scientific Inc., a provider of products and services to businesses and institutions in the field of science, which was formed by the merger of Fisher Scientific International Inc. and Thermo Electron Corporation in November 2006. Mr. Meister was Vice Chairman of Fisher Scientific International, Inc. from 2001 to 2006 and served as its Chief Financial Officer from 1991 to 2001. Mr. Meister is a member of the Board of Directors of LKQ Corporation, Inc., a leading distributor of vehicle products, Scientific Games Corporation, which provides customized, end-to-end solutions to the gaming industry, Quanterix Corporation, a developer of ground-breaking tools in high definition diagnostics, and Revlon, Inc. During the past five years, he has also served as a member of the Board of Directors of M & F

Worldwide Corp., a holding company that holds various businesses that is controlled by affiliates of MacAndrews. Mr. Meister is a member of the University of Michigan’s Life Sciences Institute Scientific Advisory Board. He holds a bachelor’s degree from the University of Michigan and an M.B.A. from Northwestern University. Mr. Meister has held several executive positions in prominent firms and provides our Board of Directors extensive leadership, management and board experience in the healthcare industry. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Craig C. Parker—Director

Craig C. Parker was appointed to our Board of Directors in July 2015. Mr. Parker has served as Senior Vice President and Head of Corporate Development at Jazz Pharmaceuticals PLC, an international biopharmaceutical company, since 2014. Previously, Mr. Parker was Executive Vice President, Corporate Development and Scientific Affairs, at Geron Corporation, a clinical stage biopharmaceutical company, from 2012 to 2014. From 2011 to 2012, he served as Senior Vice President, Strategy and Corporate Development, at Human Genome Sciences, Inc., a biopharmaceutical company, until its sale to GlaxoSmithKline. Mr. Parker was Co-Founder, and from 2009 to 2011, Chief Executive Officer, of Vega Therapeutics, Inc., a drug discovery stage biotechnology start-up in the emerging field of inflammation, insulin resistance and energy balance. Mr. Parker currently serves on the Scientific Advisory Board of the University of Michigan’s Life Sciences Institute. He holds a bachelor’s degree from the University of Chicago, an M.B.A from the University of Michigan, and attended the Georgetown University School of Medicine. Mr. Parker has more than ten years of experience as an executive in the biotechnology industry, including serving as an executive officer at two public companies, Chief Financial Officer of Proteolix, Inc., a private biotechnology company, and business unit head of a division of Immunex Corporation, a large biotechnology company. He provides extensive experience in biotechnology industry strategy, finance and accounting, clinical development and business development. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Paul G. Savas—Director

Paul G. Savas has served on our Board of Directors since April 2015. Mr. Savas is Executive Vice President and Chief Financial Officer at MacAndrews. He joined MacAndrews in 1994 as Director of Corporate Finance, served in various positions of increasing responsibility and became Chief Financial Officer in 2007. He also serves as a director of Harland Clarke Holding Corp., SIGA Technologies, Inc., and Revlon, Inc., and served as a member of the Board of Directors of vTvx Holdings I LLC and vTvx Holdings II LLC, our predecessors, from 2007 through 2015. He holds a bachelor’s degree in Accounting from Rutgers University and an M.B.A. from Fordham University. Mr. Savas provides our Board of Directors valuable business, leadership and management insights with respect to our strategic, operational and financial direction. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Noel J. Spiegel—Director

Noel J. Spiegel was appointed to our Board of Directors in July 2015. Mr. Spiegel was a partner at Deloitte & Touche, LLP, a global professional services firm, where he practiced from September 1969 until his retirement in May 2010. In his over 40 year career at Deloitte, he served in numerous management positions, including as Deputy Managing Partner, member of the Executive Committee, Managing Partner of Deloitte’s Transaction Assurance practice, Global Offerings and IFRS practice and Technology, Media and Telecommunications practice (Northeast Region), and as Partner-in-Charge of Audit Operations in Deloitte’s New York office. Mr. Spiegel also serves on the Board of Directors of American Eagle Outfitters, Inc., a leading apparel and accessories retailer and Radian Group, Inc., a leading mortgage insurance company.  He holds a bachelor’s degree from Long Island University and attended the Advanced Management Program at Harvard Business School. Mr. Spiegel provides expertise in public accounting, disclosure and financial system management to our Board of Directors and our Audit Committee. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Howard L. Weiner—Director

Howard L. Weiner was appointed to our Board of Directors in July 2017. Dr. Weiner, the Robert L. Kroc Professor of Neurology at the Harvard Medical School since 1997 and Co-Director of the Center for Neurologic Diseases at the Brigham & Women’s Hospital since 1985, pioneered the use of immunotherapy for the treatment of multiple sclerosis and has investigated immune abnormalities in the disease. He also pioneered the use of the mucosal immune system for the treatment of autoimmune and other diseases, including Alzheimer’s disease and Lou Gehrig’s disease.  Based on his work, vaccines are being tested in multiple sclerosis, diabetes, and most recently in Alzheimer’s disease.  Dr. Weiner attended Dartmouth College, and received his M.D. from the University of Colorado School of Medicine.  Dr. Weiner provides significant medical expertise and clinical experience to our Board of Directors.  For these reasons, we believe he is well qualified to serve on our Board of Directors.

Corporate Governance Matters

Information about the Board

Our Board of Directors consists of Messrs. Kindler, Cohen, Fry, Meister, Parker, Savas, Spiegel and Weiner. In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, a majority of our Board of Directors may fix the number of directors, which is currently set at eight. Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, disqualification or removal. At any meeting of our Board of Directors, the presence in person of a majority of the total number of directors then in office will constitute a quorum for all purposes. Pursuant to the Investor Rights Agreement, M&F currently has the right to designate as nominees five directors. The MacAndrews Nominees are Messrs. Kindler, Cohen, Meister, Savas, and Weiner.

We separate the position of Executive Chairman of our Board of Directors, currently Mr. Kindler, and that of Chief Executive Officer, currently Stephen L. Holcombe. While our Board of Directors currently believes the separation of these positions serves the aims of our company, our Board of Directors does not believe that it is appropriate to prohibit one person from serving as both Chairman of the Board of Directors and Chief Executive Officer. We believe our leadership structure is appropriate given its balance and separation of powers, the industry and board experience of Mr. Kindler, and the historical experience and understanding of our Company of Mr. Holcombe.

Committees of our Board of Directors

In July 2015, our Board of Directors adopted written charters for each of its permanent committees, all of which are available in the Investors—Corporate Governance—Documents & Charters section of our website at www.vtvtherapeutics.com. Pursuant to the Investor Rights Agreement, so long as MacAndrews beneficially owns 25% or more of our outstanding common stock, MacAndrews has the right, subject to applicable corporate governance rules of the SEC and the NASDAQ Stock Market listing rules, to designate the members of the committees of the Board of Directors.

Audit Committee

Our Audit Committee consists of Messrs. Noel J. Spiegel (Chair), John A. Fry, and Craig C. Parker. The Board of Directors has determined that Mr. Spiegel qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has determined that Messrs. Fry, Parker and Spiegel are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for Audit Committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules. As of the date of this Annual Report, our Audit Committee is fully independent and is in compliance with the applicable SEC and NASDAQ rules and regulations.

Our Audit Committee met five times during our 2017 fiscal year. Our Audit Committee assists the Board of Directors in monitoring the audit of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also reviews and approves related party transactions as required by the applicable NASDAQ rules.

Compensation Committee

Our Compensation Committee consists of Messrs. Paul G. Savas (Chair), Steven M. Cohen and Paul M. Meister. Because we are a controlled company under the NASDAQ Stock Market listing rules, our Compensation Committee is not required to be fully independent. Our Compensation Committee took action by written consent once during our 2017 fiscal year. Our Compensation Committee is responsible for reviewing and recommending policies relating to the compensation and benefits of our directors and employees, including our Chief Executive Officer and other executive officers.

The Compensation Committee has the sole authority to retain and terminate any compensation consultant to assist in the evaluation of employee compensation and to approve the consultant’s fees and the other terms and conditions of the consultant’s retention. The Compensation Committee may form and delegate authority to subcommittees where appropriate, provided that the subcommittees are composed entirely of directors who satisfy the applicable independence requirement of our Corporate Governance Guidelines and the NASDAQ Stock Market listing rules, subject to any applicable controlled company or other exemption.

In accordance with the Compensation Committee’s charter, our President and Chief Executive Officer may not be present during voting or deliberations of the Committee regarding his or her compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Steven M. Cohen (Chair), Jeffrey B. Kindler and Craig C. Parker. Because we are a controlled company under the NASDAQ Stock Market listing rules, our Nominating and Corporate Governance Committee is not required to be fully independent. Our Nominating and Corporate Governance Committee took action by written consent twice during our 2017 fiscal year. Our Nominating and Corporate Governance Committee is responsible for selecting or recommending that the Board of Directors select candidates for election to our Board of Directors, developing and recommending to the Board of Directors corporate governance guidelines that are applicable to us and overseeing Board of Director and management evaluations.

Risk Oversight

Our Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of our risks. Our Board of Directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to its employee compensation plans and arrangements, and the Audit Committee oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become our director or executive officer.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The Code of Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose any future amendments to certain provisions of our Code of Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.vtvtherapeutics.com. The Code of Conduct and Ethics is available on our website under Documents & Charters in the Investors—Corporate Governance section of our website at www.vtvtherapeutics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year, all of our executive officers, directors, and to our knowledge, 10% stockholders complied with the filing requirements of Section 16(a) of the Exchange Act.

Changes to Stockholder Board Nomination Process

None.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth information regarding the compensation paid, awarded to or earned by our President and Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) for the fiscal years ended December 31, 2017 and 2016, for services rendered in all capacities during the fiscal year presented.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($) (3)
Stephen L. Holcombe	2017	450,000	95,625	691,516	8,721	(4)	1,245,862
President and Chief Executive Officer	2016	450,000	225,000	—	7,146	(4)	682,146
Rudy C. Howard	2017	325,000	55,250	440,056	31,475	(5)	851,781
Executive Vice President, Chief Financial Officer	2016	325,000	130,000	—	29,550	(6)	484,550
Dr. Larry D. Altstiel	2017	400,000	34,000	536,447	22,381	(7)	992,828
Executive Vice President, Chief Medical Officer	2016	400,000	160,000	—	22,200	(7)	582,200

(1)

Bonus amounts included above represent amounts earned in 2017 and 2016 and paid in the following year pursuant to our annual incentive bonus plan.  For 2017, the compensation committee awarded bonuses to Mr. Holcombe, Mr. Howard, and Dr. Altstiel of $95,625, $55,250, and $34,000, respectively.  In addition, the compensation committee determined that an additional bonus with respect to 2017 will be paid to Mr. Holcombe, Mr. Howard, and Dr. Altstiel of $95,625, $55,250, and $34,000, respectively, subject to (x) the completion of a satisfactory future financing event as determined by the compensation committee and (y) the executive’s continued employment with the Company on the date of such financing event.

(2)

The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K.

(3)

In accordance with required SEC disclosure rules, the fiscal year compensation shown in the Summary Compensation Table above does not include the grant date fair values of awards of stock options made in 2018 in respect of fiscal 2017 performance since such equity awards will be shown in the Summary Compensation table for fiscal year 2018 (the year in which these equity awards were granted).

(4)	Amounts represent a match to the 401(k) plan.
(5)	Amount represents a housing allowance, match to the 401(k) plan and a health savings account contribution.
(6)	Amounts represent a housing allowance and match to the 401(k) plan.
(7)	Amount represents a housing allowance.

Employment and Services Agreements

We have entered into employment agreements with our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Medical Officer. The employment agreements set forth the annual base salary, target bonus percentage, target equity grants, terms of severance and eligibility for employee benefits.

Employment Agreement with our President and Chief Executive Officer. In 2015, we entered into an employment agreement with Stephen L. Holcombe, our President and Chief Executive Officer, which provides for a term through December 31, 2018, a base salary of not less than $450,000, and a target cash bonus of 50% of base salary, based on achievement of performance targets. In connection with our IPO, we issued to our President and Chief Executive Officer an option to purchase up to 180,469 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vests in three equal annual installments beginning on July 29, 2016. Our President and Chief Executive Officer is also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $825,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The actual payout may be higher or lower based on actual performance. The employment agreement does not specify the performance metrics and goals for the annual target cash and equity awards, which metrics and goals will be established by our Compensation Committee at the beginning of each applicable fiscal year. Such equity or cash awards will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to acceleration of vesting upon certain qualifying terminations on or within the 12 month period following a change-in-control.

Employment Agreement with our Chief Financial Officer. In 2015, we entered into an employment agreement with Rudy C. Howard, our Chief Financial Officer, which provides for a term through December 31, 2018, a base salary of not less than $325,000, and a target cash bonus of 40% of base salary, based on achievement of performance targets. In connection with our IPO, we issued to our Chief Financial Officer an option to purchase up to 114,844 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vests in three equal annual installments beginning on July 29, 2016. Our Chief Financial Officer is also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $450,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The actual payout may be higher or lower based on actual performance. The employment agreement does not specify the performance metrics and goals for the annual target cash and equity awards, which metrics and goals will be established by the Compensation Committee at the beginning of each applicable fiscal year. Such equity or cash award will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to acceleration of vesting upon certain qualifying terminations on or within the 12 month period following a change-in-control.

Employment Agreement with our Chief Medical Officer. In 2015, we entered into an employment agreement with Dr. Larry D. Altstiel, our Chief Medical Officer, which provides for a term through December 31, 2018, a base salary of not less than $400,000, and a target cash bonus of 40% of base salary, based on achievement of performance targets. In connection with his hire, we issued to our Chief Medical Officer an option to purchase up to 140,000 shares of our Class A common stock, at an exercise price of $6.47 per share, which option vests in three equal annual installments beginning on December 16, 2016. Our Chief Medical Officer is also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $500,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The actual payout may be higher or lower based on actual performance. The employment agreement does not specify the performance metrics and goals for the annual target cash and equity awards, which metrics and goals will be established by the Compensation Committee at the beginning of each applicable fiscal year. Such equity or cash award will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to acceleration of vesting upon certain qualifying terminations on or within the 12 month period following a change-in-control.

Our President and Chief Executive Officer, our Chief Financial Officer and our Chief Medical Officer (each, an “Executive”) will be eligible for other standard employee benefits. If the Executive’s employment is terminated by us without cause or he resigns for “good reason,” then subject to the execution of a release of claims, the Executive shall receive as severance pay:

•	12 months base salary payable in installments;
•

continuation COBRA coverage for 12 months with the costs of the premiums shared in the same proportion as before the termination on the date of termination (unless this would result in penalty taxes imposed on us);

•

a pro-rata cash bonus for the year of termination based on actual results for the entire year, payable at the time bonuses are paid to active employees (but if such termination is on or within the 12-month period following a change-in-control, then in lieu of the pro rata cash bonus, the Executive shall receive his target cash bonus which shall not be prorated); and

•	payment of the cash bonus for the year prior to the year of termination to the extent earned but not yet paid.

In addition, the Executive will be entitled to all accrued benefits. Treatment of the Executive’s outstanding equity awards will be governed by the terms of the underlying award agreements, but if the Executive’s employment is terminated by us without cause or upon resignation by the Executive with good reason, in each case on or within 12 months following a change-in-control, then the Executive’s outstanding equity awards shall vest in full.

The employment agreements contain other customary terms and conditions, including a two-year post-employment noncompete, a three-year post-employment non-solicit and other nondisclosure of confidential information, intellectual property and nondisparagement provisions.

Prior to December 31, 2018, the Company and each Executive will discuss whether the term of employment should be extended. If the Company does not renew the term and terminates the Executive’s employment other than for cause, death or disability, then the post-employment noncompetition period shall be reduced from two years to one year and in lieu of the severance listed above, the Executive will receive the greater of (i) six months of base salary in continuing installments and six months of COBRA continuation coverage with the same cost sharing as noted above or (ii) severance and benefits in accordance with Company policy as in effect at the time of termination. If the Company is willing to extend the term of employment and the Executive does not agree, then the executive will not be eligible for severance and the post-employment noncompete period shall not be reduced. We anticipate extending the term of employment for each Executive.

Outstanding Equity Awards as of December 31, 2017

The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2017:

Name and Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
Stephen L. Holcombe	7/29/2015	120,313	60,156	$15.00	7/29/2025
President and Chief Executive Officer	3/10/2017	—	165,110	$5.81	3/10/2027
Rudy C. Howard	7/29/2015	76,563	38,281	$15.00	7/29/2025
Executive Vice President, Chief Financial Officer	3/10/2017	—	105,070	$5.81	3/10/2027
Dr. Larry D. Altstiel	12/16/2015	93,333	46,667	$6.47	12/16/2015
Chief Medical Officer	3/10/2017		128,085	$5.81	3/10/2027

(1)

The awards of stock options to each of Messrs. Holcombe and Howard and Dr. Altstiel listed in the above table each vest in three equal installments upon the anniversary of their grant date. In each case, this vesting schedule assumes continued employment or services with us and is subject to accelerated vesting upon the occurrence of certain qualifying termination of employment or services, as applicable.

Director Compensation

Executive Chairman Services Agreement. The services agreement with our Executive Chairman, Jeffrey B. Kindler, address his services and compensation only in his capacity as Executive Chairman of our Board of Directors. The services agreement provides for a base fee of not less than $250,000. In connection with our IPO, we issued to our Executive Chairman an option to purchase up to 28,121 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vests in three equal annual installments beginning on July 29, 2016 (the “Executive Chairman IPO Grant”). Our Executive Chairman is also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $250,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The actual payout may be higher or lower based on actual performance. The services agreement does not specify the performance metrics and goals for the annual target cash and equity awards, which metrics and goals will be established by the Compensation Committee at the beginning of each applicable fiscal year. Such equity or cash awards will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to continued employment on the applicable vesting date (provided that upon certain qualifying terminations, such awards (including the Executive Chairman IPO Grant) shall vest in full). The services agreement contains a customary one-year post termination non-compete and non-solicit and other customary terms.

Though the services agreement with our Executive Chairman does not provide for severance, it does provide for full acceleration of vesting of outstanding equity awards upon certain qualifying terminations of services.

In 2016, our Board of Directors established the following compensation program for our non-employee directors, other than Messrs. Cohen, Meister and Savas and no changes were made in 2017:

•

upon election and/or re-election at each annual meeting of stockholders, an award of 15,000 options to acquire our Class A common stock (or the equivalent value thereof in restricted stock, restricted stock units or cash). The options or other equity or equity-based compensation will generally vest in monthly installments over the three year period commencing with the grant date;
•	an annual cash retainer of $35,000, with no additional fees paid for board and committee meetings attended;
•

an annual cash retainer of $15,000 for the chair of the Audit Committee, $10,000 for the chair of the Compensation Committee and $7,500 for the chair of the Nominating and Corporate Governance Committee; and

•	an annual cash retainer of $7,500 for members of the Audit Committee, $5,000 for members of the Compensation Committee and $3,750 for members of the Nominating and Corporate Governance Committee.

In addition, all directors will be reimbursed for out-of-pocket expenses incurred in connection with their services.

The following table sets forth the total compensation paid to each of our directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)		Option Awards (1) ($)		Total ($)
Steven M. Cohen	—	—		—		—
John A. Fry	42,500	—		56,923	(2)	99,423
Jeffrey B. Kindler	250,000	203,350	(3)	—		453,350
Paul M. Meister	—	—		—		—
Craig C. Parker	46,250	—		56,923	(2)	103,173
Paul G. Savas	—	—		—		—
Noel J. Spiegel	50,000	—		56,923	(2)	106,923
Howard L. Weiner	17,500	—		—		17,500

(1)

The amounts reported in the table above represents the aggregate grant date fair value of the award, computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K.

(2)

On May 1, 2017, upon their re-election at our 2017 Annual Meeting, Messrs. Fry, Parker and Spiegel were each awarded an option to purchase up to 15,000 shares of our Class A common stock with an exercise price of $5.31 per share, which award is scheduled to vest in 36 equal monthly installments beginning on May 1, 2017, subject to the continued service of Messrs. Fry, Parker and Spiegel on our Board of Directors, as applicable.

(3)

In accordance with required SEC disclosure rules, the fiscal year compensation shows in the Summary Compensation Table above does not include the grant date fair values of awards of restricted stock units made in 2018 in respect of fiscal 2017 performance since such equity awards will be shown in the Summary Compensation table for fiscal year 2018 (the year in which these equity awards were granted).  Mr. Kindler was granted 35,000 restricted stock units on March 10, 2017 and such restricted stock units will generally vest in three equal installments of 33.33% on each anniversary of March 10, 2017.

The outstanding option awards for our non-employee directors as of December 31, 2017 are as follows:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Grant Date Fair Value ($)
John A. Fry	5/12/2016	9,301	8,199	64,303
	5/1/2017	2,917	12,083	56,923
Jeffrey B. Kindler	7/29/2015	18,747	9,374	300,256

Craig C. Parker	7/29/2015	20,139	4,861	263,647
	5/12/2016	7,917	7,083	55,136
	5/1/2017	2,917	12,083	56,923
Noel J. Spiegel	7/29/2015	20,139	4,861	263,647
	5/12/2016	7,917	7,083	55,136
	5/1/2017	2,917	12,083	56,923

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Savas (Chair), Cohen and Meister. None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of another entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No interlocking relationship exists between any member of the Board of Directors or any member of the Compensation Committee (or other committee performing equivalent functions) of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock as of February 23, 2018 unless otherwise noted below for the following:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our Class A Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The number of shares of Class A Common Stock outstanding and the percentage of beneficial ownership are based on the number of shares of Class B Common Stock and nonvoting common units of vTv Therapeutics LLC (“vTv Units”) outstanding and after giving effect to the exchange of all outstanding shares of Class B Common Stock (together with the corresponding vTv Units) into shares of Class A Common Stock. Pursuant to the Exchange Agreement, vTv Units may, subject to the terms of the Exchange Agreement and the vTv Therapeutics LLC Amended and Restated Limited Liability Company Agreement, be exchanged at any time (along with a corresponding number of shares of our Class B Common Stock) with vTv Therapeutics LLC for shares of our Class A Common Stock on a one-for-one basis, or for cash, at our option (as the managing member of vTv Therapeutics LLC). See “Certain Relationships and Related Party Transactions—Exchange Agreement.”

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Common stock subject to options exercisable on or within 60 days after February 23, 2018 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o vTv Therapeutics Inc., 4170 Mendenhall Oaks Parkway, High Point, North Carolina 27265.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Jeffrey B. Kindler (1)	30,414	*
Stephen L. Holcombe (2)	175,350	0.5%
Rudy C. Howard (3)	116,586	0.4%
Steven M. Cohen (4)	5,000	*
John A. Fry (5)	15,813	*
Paul M. Meister (4)	—	—
Craig C. Parker (6)	36,388	0.1%
Paul G. Savas (4)	86,781	0.3%
Noel J. Spiegel (7)	42,388	0.1%
Howard L. Weiner	—	—
Dr. Larry D. Altstiel (8)	136,028	0.4%
All directors and executive officers as a group (11 individuals)	644,748	2.0%
5% or Greater Stockholders:
Ronald O. Perelman (4)(9)	28,181,305	79.8%
Franklin Resources, Inc. (10)	850,100	2.6%

*	Less than 0.1%.
(1)

Includes options and restricted stock units to purchase up to 30,414 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.

(2)	Includes options to purchase up to 175,350 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(3)	Includes options to purchase up to 111,586 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(4)	Address is c/o MacAndrews & Forbes Incorporated, 35 East 62nd Street, New York, NY 10065.
(5)	Includes options to purchase up to 15,813 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(6)	Includes options to purchase up to 36,388 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(7)	Includes options to purchase up to 36,388 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(8)	Includes options to purchase up to 136,028 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 23, 2018.
(9)

Based solely on the Schedule 13D/A (Amendment No. 5) filed by MacAndrews & Forbes Incorporated with the SEC on December 7, 2017 and Form 4s filed by Ronald O. Perelman with the SEC on December 27, 2017. Consists of: (a) 215,000 shares of our Class A Common Stock held beneficially by MacAndrews & Forbes Group LLC (“M&F Group”), (b) 2,400,666 shares of our Class A Common Stock held beneficially by MFV Holdings One LLC (“MFV”), (c) 22,378,833 shares of our Class B Common Stock that are held directly by MFV, (d) 198,267 shares of Class A Common Stock issuable to M&F Group upon exercise of a Common Stock Purchase Warrant held by M&F Group, (e) 2,283,105 shares of Class A Common Stock issuable to M&F Group at the option of M&F Group pursuant to a commitment letter, dated December 5, 2017, (f) 655,721 shares of our Class B Common Stock held directly by Mr. Perelman, and (g) 49,713 shares of our Class B Common Stock held directly by the Ronald O. Perelman Trust. MacAndrews & Forbes Incorporated directly or indirectly controls M&F Group, and MFV. Ronald O. Perelman, Director, Chairman and Chief Executive Officer of MacAndrews & Forbes Incorporated, may be deemed to beneficially own all shares of our Class A Common Stock and our Class B Common Stock beneficially owned by the Ronald O. Perelman Trust, MacAndrews, M&F Group and MFV. Mr. Perelman disclaims any beneficial ownership of the shares of Class A Common Stock and Class B Common Stock, except to the extent of his pecuniary interest therein. The shares so owned may from time to time be pledged to secure obligations of MacAndrews & Forbes Incorporated or its affiliates.

(10)

Based solely on the Schedule 13G filed by Franklin Resources, Inc. with the SEC on February 5, 2018. Consists of 850,100 shares of Class A Common Stock held by Franklin Advisers, Inc. The shares of Class A common stock held by Franklin Advisers, Inc. are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc. (“FRI”). Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 of the Exchange Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. The physical address for each of the foregoing persons and entities is One Franklin Parkway, San Mateo, CA 94403.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2017, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the sections entitled “Executive Compensation-Employment and Services Agreements” and “Director Compensation”.

Policies and Procedures for Related Party Transactions

We have adopted a written Related Person Transaction Policy, which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with our Related Person Transaction Policy, our Audit Committee has overall responsibility for the implementation and compliance with this policy.

For the purposes of our Related Person Transaction Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person (as defined in our Related Person Transaction Policy) had, has or will have a direct or indirect material interest, in excess of $120,000. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship which has been reviewed and approved by our Board of Directors or Compensation Committee.

Our Related Person Transaction Policy requires that notice of a proposed related person transaction be provided to our legal department or our Chief Financial Officer prior to entering into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under our Related Person Transaction Policy, only our Audit Committee will be permitted to approve those related person transactions that are in, or not inconsistent with, our best interests. In the event we become aware of a related person transaction that has not been previously reviewed, approved or ratified under our Related Person Transaction Policy and that is ongoing or is completed, the transaction will be submitted to our Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.

Our Related Person Transaction Policy also provides that our Audit Committee will review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders.

Exchange Agreement

In connection with the IPO, we, vTv Therapeutics LLC and vTv Therapeutics Holdings LLC (“Holdings”), and other existing and future holders of the vTv Units (and corresponding shares of Class B Common Stock) entered into an exchange agreement (the “Exchange Agreement”) under which, from time to time, the holders (or certain transferees thereof) have the right to exchange their vTv Units (along with a corresponding number of our Class B Common Stock) for (i) shares of our Class A Common Stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by our Board of Directors.

On October 5, 2015, Holdings was dissolved and made a liquidating distribution of shares of Class B Common Stock and the corresponding vTv Units to its members. As a result of the dissolution, M&F TTP Holdings LLC became the successor to Holdings under the Exchange Agreement, Investor Rights Agreement and the Tax Receivable Agreement pursuant to the terms of each respective agreement, and various other holders of Class B Common Stock became parties to the Exchange Agreement. On December 28, 2015, M&F TTP Holdings LLC contributed its shares of Class B Common Stock and the corresponding vTv Units to its subsidiary, M&F, which became the successor to M&F TTP Holdings LLC under the Exchange Agreement, Investor Rights Agreement and Tax Receivable Agreement pursuant to the terms of each respective agreement.

Tax Receivable Agreement

As further described above, our Class B Common Stock, together with the corresponding number of vTv Units, may be exchanged for shares of our Class A Common Stock, or for cash, at our option. These future exchanges of Class B Common Stock, together with the corresponding number of vTv Units, may result in increases in the tax basis of the assets of vTv Therapeutics LLC that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future and may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases and a court could sustain such a challenge.

In connection with our IPO, we entered into a Tax Receivable Agreement with M&F, as successor in interest to Holdings, and M&F TTP Holdings LLC that provides for the payment by us to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or, in some circumstances, we are deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of our Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. Although the actual increase in tax basis and the amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the nature of the assets, the extent to which such exchanges are taxable, the tax rates then applicable, and the amount and timing of our income, we expect that the payments that we make to M&F could be substantial.

M&F generally will not reimburse us for any payments that previously have been made under the Tax Receivable Agreement even if the IRS subsequently disallows the tax basis increase or any other relevant tax item. Instead, any excess cash payments made by us to M&F will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to M&F for a number of years following the initial time of such payment. As a result, in certain circumstances we could make payments to M&F under the Tax Receivable Agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income and the nature of our assets.

To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. In addition, the Tax Receivable Agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, our (or our successor’s) obligations with respect to exchanged or acquired Class B common stock, together with the corresponding number of vTv Units (whether exchanged or acquired before or after such change of control or early termination) would be required to be paid significantly in advance of the actual realization, if any, of any future tax benefits and would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement, and, in the case of certain early termination elections, that any Class B Common Stock, together with the corresponding number of vTv Units, that have not been exchanged will be deemed exchanged for the market value of the Class A common stock at the time of termination. Consequently, it is possible that the actual cash tax savings realized by us will be significantly less than the corresponding Tax Receivable Agreement payments.

We are a holding company, and we have no material assets other than our ownership of vTv Units, and we have no independent means of generating revenue or cash flow. We intend, as its managing member, to cause vTv Therapeutics LLC to make distributions in an amount sufficient to allow us to pay our operating expenses, including any payments due under the Tax Receivable Agreement. However, vTv Therapeutics LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which vTv Therapeutics LLC is then a party, including potential debt agreements, or any applicable law, or that would have the effect of rendering vTv Therapeutics LLC insolvent. If vTv Therapeutics LLC does not distribute sufficient funds for us to pay our operating expenses, including any payments due under the Tax Receivable Agreement, we may have to borrow funds, which could materially adversely affect our liquidity and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

Our organizational structure, including the fact that M&F owns more than 50% of the voting power of our voting stock and owns part of its economic interest in our business through vTv Therapeutics LLC, confers certain benefits upon M&F that will not benefit the holders of our Class A Common Stock to the same extent as it will benefit M&F. Although we will retain 15% of the amount of the tax benefits described above, it is possible that the interests of M&F may in some circumstances conflict with our interests and the interests of our other stockholders. For example, M&F may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration M&F’s tax or other considerations, which may differ from the considerations of us or our other stockholders. To the extent that M&F is dissolved or liquidated, MacAndrews and/or its affiliates will succeed to the rights and obligations of M&F under the Tax Receivable Agreement.

Investor Rights Agreement

In connection with our IPO, we entered into an Investor Rights Agreement with M&F, as successor in interest to Holdings. The Investor Rights Agreement provides M&F with certain demand, shelf and piggyback registration rights with respect to its shares of our common stock and also provides M&F with certain governance rights, depending on the size of its holdings of our common stock.

Under the registration rights provisions of the Investor Rights Agreement:

•	M&F and its affiliates have the right to cause us to conduct an unlimited number of demand registrations, subject to certain customary restrictions;
•

once we are eligible to do so, M&F and its affiliates have the right to cause us to file and have declared effective a shelf registration statement on Form S-3 with respect to all of their shares of our common stock; and

•	M&F and its affiliates have the right to participate in certain registered offerings by us.

The registration rights provisions also contain customary provisions relating to cooperation with the registration process, black-out periods and customary securities law indemnity provisions in favor of the selling stockholders. With certain customary exceptions, we will be required to bear all registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares pursuant to the agreement. Registration rights may be transferred by M&F and its affiliates, subject to certain restrictions. No predetermined penalties or liquidated damages will be payable by us if we fail to comply with the registration rights provisions of the Investor Rights Agreement.

The Investor Rights Agreement also provides that M&F, subject to applicable corporate governance rules of the SEC and the NASDAQ Stock Market listing rules (which may require M&F to designate independent directors), has the right to designate: (i) a majority of the directors (and if the number of directors is even, one director more than 50% of the number of directors) if it beneficially owns more than 50% of our outstanding common stock, (ii) one less than a majority of the directors if it beneficially owns more than 25% but 50% or less of our outstanding common stock, and (iii) one-third of the directors (rounded down to the nearest whole number) if it beneficially owns more than 10% but 25% or less of our outstanding common stock. M&F loses the right to designate directors once it owns 10% or less of our outstanding common stock. So long as M&F beneficially owns 25% or more of our outstanding common stock, it will have the right, subject to applicable corporate governance rules of the SEC and the NASDAQ Stock Market listing rules, to designate the members of the committees of our Board of Directors. The Investor Rights Agreement will terminate when MacAndrews (which indirectly controls approximately 78.3% of our outstanding common stock as of February 23, 2018) and its permitted transferees hold less than 2.5% of our outstanding common stock. To the extent that M&F is dissolved or liquidated, MacAndrews and/or its affiliates will succeed to M&F rights and obligations under the Investor Rights Agreement.

Letter Agreement

In December 2017, we entered into the Letter Agreement with MacAndrews.  Under the Letter Agreement, until December 5, 2018, we have the right to sell to MacAndrews shares of our Class A common stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price.  An aggregate of $10.0 million worth of Class A common stock may be sold under the Letter Agreement (whether at our or MacAndrews’ option).  In addition, in connection with the Letter Agreement, we also issued MacAndrews warrants to purchase 198,267 shares of our Class A common stock at a price of $5.04 per share, exercisable until December 5, 2024.

Indemnification Agreements

We have entered into customary indemnification agreements with our executive officers and directors that provide, in general, that we will provide them with customary indemnification in connection with their service to us or on our behalf.

These indemnification agreements require us, among other things, to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct. These indemnification agreements also require us to advance any expenses incurred by the directors or officers as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance, if available on reasonable terms.

Director Independence

Our Board of Directors has established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Audit Committee consists of directors Messrs. Spiegel (Chair), Fry and Parker. Our Compensation Committee consists of Messrs. Savas (Chair), Cohen and Meister. Our Nominating and Corporate Governance Committee consists of Messrs. Cohen (Chair), Kindler and Parker. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were established in July 2015 in connection with our IPO.

Our Board of Directors has undertaken a review of the independence of our directors and has determined that Messrs. Fry, Parker, Spiegel and Weiner are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for Audit Committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

We are a “controlled company” as set forth in NASDAQ Stock Market listing rules because more than 50% of the voting power of our common stock is held by MacAndrews. Under the NASDAQ Stock Market listing rules, a controlled company is exempt from the NASDAQ Stock Market corporate governance requirements that a majority of the Board of Directors consist of independent directors and that directors’ nominations and executive compensation must be approved by a majority of independent directors or a nominating and governance committee or compensation committee composed solely of independent directors. We will rely on some of these exemptions from the corporate governance requirements until we are no longer a controlled company or the Board of Directors determines to no longer rely on these exemptions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Fees

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories—audit, audit-related, tax services or, to the extent permitted by law, other services—that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best-positioned to provide the most cost-effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval, provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. All fees incurred subsequent to our IPO were pre-approved by the Audit Committee.

The following table summarizes the aggregate fees billed for professional services rendered by EY to us in 2016 and 2017. A description of these various fees and services follows the table.

Name	2016	2017
Audit Fees	$424,821	$490,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,870	1,870

Audit Fees

The aggregate fees billed to us by EY in 2017 and 2016 reflected as audit fees above include fees associated with the annual audit of our financial statements for the years ended December 31, 2017 and 2016 and reviews of our financial statements included in our Quarterly Reports on Form 10-Q.

All Other Fees

The aggregate fees billed to us by EY in 2017 and 2016 reflected as all other fees above relate to the license of accounting research software.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F-4
Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit for the Years Ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2*	Common Stock Purchase Warrant.

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

10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

10.8†

Executive Chairman Agreement, dated as of July 16, 2015, by and between vTv Therapeutics Inc. and Jeff Kindler (incorporated by reference from Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed July 20, 2015 (File No. 333-204951)).

Exhibit Number	Description

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

10.15††

New Exclusive License Agreement, dated May 14, 2015, by and between The Trustees of Columbia University in the City of New York and TransTech Pharma, LLC (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

10.16††

Venture Loan and Security Agreement dated as of October 28, 2016 by and among the Company, vTv Therapeutics LLC, Horizon Technology Finance Corporation and Silicon Valley Bank (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

10.17*	First Amendment of Venture Loan and Security Agreement and Consent, dated as of December 20, 2017, by and among the Company, vTv Therapeutics LLC, Horizon Credit II LLC and Silicon Valley Bank.

10.18*	Letter Agreement, dated as of December 5, 2017, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc..

10.19†††*	License and Research Agreement, dated as of December 21, 2017, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC.

10.20†††*	License and Research Agreement, dated as of December 21, 2017, by and between Reneo Pharmaceuticals, Inc. and vTv Therapeutics LLC.

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Pubic Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
†††	Confidential treatment requested with respect to portions of this exhibit.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey B. Kindler	Executive Chairman	February 27, 2018
Jeffrey B. Kindler

/s/ Stephen L. Holcombe	President and Chief Executive Officer	February 27, 2018
Stephen L. Holcombe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 27, 2018
Rudy C. Howard	(Principal Financial and Accounting Officer)

/s/ Steven M. Cohen	Director	February 27, 2018
Steven M. Cohen

/s/ John A. Fry	Director	February 27, 2018
John A. Fry

/s/ Paul M. Meister	Director	February 27, 2018
Paul M. Meister

/s/ Craig C. Parker	Director	February 27, 2018
Craig C. Parker

/s/ Paul G. Savas	Director	February 27, 2018
Paul G. Savas

/s/ Noel J. Spiegel	Director	February 27, 2018
Noel J. Spiegel

/s/ Howard L. Weiner	Director	February 27, 2018
Howard L. Weiner

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F-4
Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit for the Years Ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-6

Notes to Consolidated Financial Statements	F-7

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of vTv Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in redeemable convertible units, redeemable noncontrolling interest, stockholders’ and members’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date, the Company has not generated any product revenue, has not achieved profitable operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Raleigh, North Carolina

February 27, 2018

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share and share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,758	$51,505
Restricted cash and cash equivalents	162	—
Accounts receivable, net	8,000	—
Prepaid expenses and other current assets	442	612
Total current assets	20,362	52,117
Restricted cash and cash equivalents, long-term	2,500	—
Property and equipment, net	283	444
Long-term investments	2,480	—
Long-term deposits	2,292	1,934
Total assets	$27,917	$54,495
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,901	$11,413
Current portion of deferred revenue	8,757	21
Current portion of notes payable	4,271	—
Total current liabilities	26,929	11,434
Notes payable	15,316	11,058
Deferred revenue, net of current portion	4,497	—
Warrant liability, related party	492	—
Other liabilities	290	433
Total liabilities	47,524	22,925
Commitments and contingencies
Redeemable noncontrolling interest	131,440	122,515
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,693,254 shares outstanding as of December 31, 2017 and December 31, 2016	97	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,119,246 shares outstanding as of December 31, 2017 and December 31, 2016	232	232
Additional paid-in capital	127,682	124,212
Accumulated deficit	(279,058)	(215,486)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(151,047)	(90,945)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$27,917	$54,495

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ending December 31,
	2017	2016	2015

Revenue	$291	$634	$519
Operating expenses:
Research and development	39,640	44,953	27,237
Research and development – related party	—	795	2,347
General and administrative	11,333	9,906	9,077
Total operating expenses	50,973	55,654	38,661
Operating loss	(50,682)	(55,020)	(38,142)
Other income (loss)	—	(22)	(838)
Other expense – related party	(190)	—	(392)
Interest income	117	87	40
Interest expense	(3,092)	(398)	(108)
Interest expense, net – related party	—	—	(1,667)
Loss before income taxes and noncontrolling interest	(53,847)	(55,353)	(41,107)
Income tax provision	800	—	—
Net loss before noncontrolling interest	(54,647)	(55,353)	(41,107)
Less: net loss attributable to noncontrolling interest	(38,503)	(39,001)	(13,609)
Net loss attributable to vTv Therapeutics Inc.	$(16,144)	$(16,352)	$(27,498)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(1.67)	$(1.71)	$(3.32)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,545,527	8,276,520

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Noncontrolling Interest, Stockholders’ and Members’ Deficit

(in thousands, except share data)

				Class A Common Stock		Class B Common Stock
	Redeemable Convertible Preferred Units	Redeemable Noncontrolling Interest	Members' Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2014	$438,086	$—	$(498,806)	—	$—	—	$—	$—	$—	$(498,806)
Net loss prior to the Reorganization Transactions	—	—	(22,111)	—	—	—	—	—	—	(22,111)
Change in redemption value of TTP redeemable convertible preferred units	75,077	—	(75,077)	—	—	—	—	—	—	(75,077)
Effect of Reorganization Transactions	(513,163)	(2,997)	595,994	—	—	25,000,000	250	—	—	596,244
Issuance of Class A Common Stock in initial public offering, net of offering costs	—	—	—	7,812,500	79	—	—	104,366	—	104,445
Net loss subsequent to Reorganization Transactions	—	(13,609)	—	—	—	—	—	—	(5,387)	(5,387)
Share-based compensation recognized subsequent to Reorganization Transactions	—	—	—	—	—	—	—	859	—	859
Exchange of Class B Common Stock for Class A Common Stock	—	(12,461)	—	1,344,186	13	(1,344,186)	(13)	12,461	—	12,461
Change in redemption value of noncontrolling interest	—	190,598	—	—	—	—	—	—	(190,598)	(190,598)
Balances at December 31, 2015	—	161,531	—	9,156,686	92	23,655,814	237	117,686	(195,985)	(77,970)
Net loss	—	(39,001)	—	—	—	—	—	—	(16,352)	(16,352)
Share-based compensation	—	—	—	—	—	—	—	2,641	—	2,641
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	—	—	721	—	721
Exchange of Class B Common Stock for Class A Common Stock	—	(3,164)	—	536,568	5	(536,568)	(5)	3,164	—	3,164
Change in redemption value of noncontrolling interest	—	3,149	—	—	—	—	—	—	(3,149)	(3,149)
Balances at December 31, 2016	—	122,515	—	9,693,254	97	23,119,246	232	124,212	(215,486)	(90,945)
Net loss	—	(38,503)	—	—	—	—	—	—	(16,144)	(16,144)
Share-based compensation	—	—	—	—	—	—	—	3,645	—	3,645
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	—	—	167	—	167
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	—	—	(342)	—	(342)
Change in redemption value of noncontrolling interest	—	47,428	—	—	—	—	—	—	(47,428)	(47,428)
Balances at December 31, 2017	$—	$131,440	$—	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(54,647)	$(55,353)	$(41,107)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Gain on disposal of property and equipment, net	(11)	(2)	(7)
Depreciation expense	197	265	501
Share-based compensation expense	3,645	2,641	859
Change in fair value of contingent distribution	—	—	695
Change in fair value of warrants, related party	190	—	—
Amortization of debt discount	1,029	154	—
Non-cash interest expense – distribution payable	—	—	27
Impairment loss on carrying value of land	—	—	48
Bad debt (recovery) expense – related party	—	—	(3)
Changes in assets and liabilities:
Accounts receivable	(8,000)	69	(69)
Prepaid expenses and other assets	170	502	(1,020)
Employee loans receivable – related party	—	49	12
Note receivable	—	—	(20)
Long-term deposits	(358)	(261)	(1,598)
Accounts payable and accrued expenses	2,448	4,786	2,930
Accounts payable and accrued expenses – related party	—	(880)	2,458
Deferred revenue	10,753	(198)	219
Other liabilities	24	19	(871)
Net cash used in operating activities	(44,560)	(48,209)	(36,946)
Cash flows from investing activities:
Proceeds from sale of assets	32	4	25
Purchases of property and equipment	(57)	(87)	(104)
Net cash used in investing activities	(25)	(83)	(79)
Cash flows from financing activities:
Proceeds from issuance of vTv Therapeutics Inc. Class A Common Stock sold in initial public offering, net of offering costs	—	—	105,773
Proceeds from debt issuance	7,500	12,500	—
Debt issuance costs	—	(673)	—
Payment of offering costs – related party	—	—	(1,329)
Proceeds from debt issuance – related party	—	—	19,289
Repayment of long-term obligations	—	(33)	(89)
Net cash provided by financing activities	7,500	11,794	123,644
Net decrease in cash and cash equivalents	(37,085)	(36,498)	86,619
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of year	51,505	88,003	1,384
Total cash, cash equivalents and restricted cash and cash equivalents, end of year	$14,420	$51,505	$88,003
Supplemental cash flow information:
Cash paid for interest	$2,064	$242	$75

Non-cash activities:
Receipt of investment as partial consideration for license agreement	$2,480	$—	$—
Change in carrying value of net assets and liabilities not transferred to vTv Therapeutics, LLC as part of the Reorganization Transactions	$—	$—	$2,747
Change in redemption value of noncontrolling interest	$47,428	$3,149	$190,598
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$3,164	$12,461
Issuance of Letter Agreement and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$302	$—	$—
Issuance of warrants to purchase vTv Therapeutics Inc. Class A Common Stock	$—	$923

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

(1)

vTvx Holdings I and vTvx Holdings II contributed substantially all of their assets, including all of their personnel and operations (the “Contributed Assets”), to a newly formed holding company, vTv Therapeutics Holdings LLC (“vTv Therapeutics Holdings”), in return for interests of vTv Therapeutics Holdings. Assets that were not contributed included restricted cash, certain receivables unrelated to the combined operations and land included in property and equipment, net.  Liabilities that were not assumed included debt, a contingent distribution payable and other related party liabilities. All assets and liabilities that were not contributed or assumed remained with vTvx Holdings I and vTvx Holdings II and are not reflected in the Consolidated Balance Sheets as of December 31, 2017 and 2016;

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its

consolidated financial statements. Various holders own non-voting interests in vTv LLC, representing a 70.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional vTv Units or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement. vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016 and its entrance into the letter agreement with MacAndrews and Forbes Group LLC (the “Letter Agreement”) in December 2017. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

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

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of the Company’s drug candidates will require additional financing.  From its inception through December 31, 2017, the Company has funded its operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of December 31, 2017, the Company had an accumulated deficit of $279.1 million and has generated net losses in each year of its existence.  The Company’s currently available sources of liquidity include the Company’s cash and cash equivalents balance as of December 31, 2017 of $11.8 million, the $7.2 million upfront payment receivable from our Huadong License Agreement, net of applicable foreign withholding taxes, and the $10.0 million of funds available under the Letter Agreement, which management believes will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents will allow the Company to meet its liquidity requirements through the receipt of top-line results for Subpart A of its STEADFAST Study which we anticipate receiving in April 2018.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  In addition to available cash and cash equivalents, the Company is seeking possible partnering opportunities for its GKA, GLP-1r and other drug candidates which it believes may provide additional cash for use in its operations and the continuation of the clinical trials for its drug candidates.  The Company may also pursue other sources of financing to provide flexibility to its operating plan.  The timing and availability of such financing is not yet known.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Consolidated Financial Statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable as of December 31, 2017, consisted entirely of the upfront payment due in connection with the License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”) which was fully received in January 2018.  There were no accounts receivable at December 31, 2016.

Four customers represented 100% of the revenue earned during the year ended December 31, 2017.  Two customers represented 100% of the revenue earned during the years ended December 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of December 31, 2017 was $0.2 million.  This amount has been received through a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) but has not yet been utilized to fund the development activities required under the JDRF Agreement.  Restricted cash and cash equivalents, long-term as of December 31, 2017 was $2.5 million.  This amount relates to the minimum balance that the Company must maintain in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement pursuant to the Loan Agreement, as amended.  There were no balances of restricted cash and cash equivalents as of December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2017 and 2016 that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	2017	2016
Cash and cash equivalents	$11,758	$51,505
Restricted cash and cash equivalents	162	—
Restricted cash and cash equivalents, long-term	2,500	—
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$14,420	$51,505

Collaboration Revenue and Accounts Receivable

The majority of the Company’s collaboration revenue and accounts receivable relates to its agreements to license certain of its potential drug products for development.  See Note 3 for further discussion of the Company’s collaboration agreements.

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. There were no assets held for sale at December 31, 2017 or 2016.

Investments

In connection with the Reneo License Agreement, the Company received common stock and certain participation rights representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Consolidated Balance Sheet as of December 31, 2017.  Upon acquisition, on December 21, 2017, this investment was recognized at its fair value of $2.5 million.  This investment is accounted for under the cost method because the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over Reneo.  The Company monitors this investment for impairment and will make appropriate reductions to its carrying value when necessary.  No indicators of impairment have occurred since its acquisition.  The Company did not hold any such investments as of December 31, 2016.

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

See discussion and additional detail of the redeemable noncontrolling interest at Note 10.

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

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period.  The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula.  Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the volatility of its own stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.  The fair value of restricted stock units (“RSU”) grants are based on the market value of the Class A Common Stock on the date of grant.  The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its Consolidated Financial Statements, and, therefore, does not separately present a statement of comprehensive income in its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In addition, in March, April, and May 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients, respectively. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company plans to adopt this guidance using the modified retrospective transition method.  The Company has evaluated the impact of the adoption of this statement and does not expect it to have a material impact on its Consolidated Financial Statements.  The adoption will, however, require certain incremental costs of obtaining its contracts with customers to be recorded as assets upon adoption and be amortized over the related recognition period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU amends various aspects of the recognition, measurement, presentation and disclosure of financial instruments.  This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  The Company plans to elect to use the measurement alternative, defined as cost, less impairments, adjusted by observable price changes.  The adoption of this guidance will increase the volatility of the Company’s other income (loss) as a result of the remeasurement of its financial instruments upon the occurrence of observable price changes and impairments.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company adopted this guidance in the first quarter of fiscal 2017 on a prospective basis and will continue to estimate forfeitures of outstanding awards throughout the requisite service period.  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which clarifies the classification and presentation of changes in restricted cash on the statement of cash flows.  The update requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company elected to early adopt this guidance in the fourth quarter of 2017.  The adoption of the guidance changed the presentation of restricted cash and restricted cash equivalents within its Consolidated Statements of Cash Flows but did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a material impact on the Company's Consolidated Financial Statements.

Note 3: Collaboration Agreements

Reneo License Agreement

On December 21, 2017, the Company entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize the Company’s peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans.  Under the terms of the Reneo License Agreement, Reneo paid the Company an upfront cash payment of $3.0 million. The Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $94.5 million.  In addition, Reneo is obligated to pay the Company royalty payments at mid-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.  As additional consideration, the Company has also received common stock and certain participation rights representing a minority equity interest in Reneo.

Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC 605-25, the Company identified all of the obligations at the inception of the Reneo License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value.   The Company also determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period of 18 months and $0.1 million of revenue was recorded during the year ended December 31, 2017.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Reneo to the Company if certain milestones are achieved in the future.  The Company has elected to apply the guidance in ASC 605-28 to these milestones. These milestones, if achieved, are considered substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance.  However, there can be no assurance that Reneo will achieve the milestones or that the Company will receive the related revenue.

Huadong License Agreement

On December 21, 2017, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.  Under the terms of the Huadong License Agreement, Huadong will pay the Company an initial license fee of $8.0 million and potential development and regulatory milestone payments totaling up to $25.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, the Company is eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

Under the Huadong License Agreement, the Company is also responsible for conducting a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”) including sites in both the United States and Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  The Company will also be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT

In accordance with ASC 605-25, the Company identified all of the obligations at the inception of the Huadong License Agreement.  The significant obligations were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date (iii) the obligation to sponsor and conduct the Phase 2 MRCT, (iv) the Company’s obligation to participate on a joint development committee, and (v) other obligations considered to be de minimis in nature.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined unit of accounting because they were not viewed to have separate standalone value.   The portion of the upfront payment allocated to this combined unit of accounting was estimated to be $6.9 million.  The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company determined that the straight-line method would be used to recognize revenue for this unit of accounting over the transfer service period of 18 months.  For the year ended December 31, 2017, $0.1 million of revenue has been recognized related to this combined unit of accounting.

The Company also determined that the obligation to sponsor and conduct a portion of the Phase 2 MRCT should be treated as a separate unit of accounting.  A portion of the total consideration received under the Huadong License Agreement was allocated to this unit of accounting based on its estimated fair value.  This amount was deferred as of December 31, 2017 and revenue will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  No revenue for this unit of accounting has been recognized during the year ended December 31, 2017.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan should be treated as a separate unit of accounting.  A portion of the total consideration received under the Huadong License Agreement was allocated to this unit of accounting based on its estimated fair value.  This amount was deferred as of December 31, 2017 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. No revenue for this unit of accounting has been recognized during the year ended December 31, 2017.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Huadong to the Company if certain milestones are achieved in the future.  The Company has elected to apply the guidance in ASC 605-28 to these milestones. These milestones, if achieved are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance.  However, there can be no assurance that Huadong will achieve the milestones or that the Company will receive the related payments.

JDRF Agreement

In August 2017, the Company entered into the JDRF Agreement to support the funding of the simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics.  We initiated this study in the fourth quarter of 2017.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities, and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of December 31, 2017, the Company had received funding under this agreement of $0.3 million, and research and development costs were offset by $0.2 million.  As of December 31, 2017, the Company has recognized restricted cash of $0.2 million related to this agreement.

Calithera License Agreement

In March 2015, the Company entered into the Calithera License Agreement under which Calithera obtained an exclusive, worldwide sublicenseable license to develop and commercialize certain of our hexokinase II inhibitors for any therapeutic, prophylactic, preventative or diagnostic use.  Under the terms of the Calithera License Agreement, Calithera paid the Company an initial license fee of $0.6 million and a total of $0.3 million for employees of the Company to assist with the development of additional hexokinase inhibitors.  This agreement was terminated, at the option of Calithera, effective December 21, 2017.

Note 4: Share-Based Compensation

In conjunction with the IPO, the Board of Directors and sole stockholder adopted a long-term equity incentive plan, the vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (the “Plan”).  The Plan provides for the grant of stock options, restricted stock, restricted stock units and other awards based on our Class A Common Stock to management, other key employees, consultants and non-employee directors on terms and subject to conditions as established by our Compensation Committee.  In settlement of its obligations under this plan, the Company will issue new shares of Class A Common Stock.  The maximum number of shares of the Company’s Class A Common Stock that has been approved and may be subject to awards under the Plan is 3.25 million, subject to adjustment in accordance with terms of the Plan.

The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three year period and the option awards expire after a term of ten years from the date of grant.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $3.6 million, $2.6 million and $0.9 million of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2017, the Company had total unrecognized stock-based compensation expense of approximately $4.3 million, which is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.  The weighted average grant date fair value for all option grants during the years ended December 31, 2017, 2016 and 2015 was $4.15, $4.05 and $8.15 per option, respectively.

The aggregate intrinsic value of the in-the-money awards outstanding as of December 31, 2017 was $0.3 million, of which an immaterial amount related to vested stock options and $0.2 million related to unvested stock options.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Expected volatility	68.72% - 85.93%	81.57% - 87.23%	83.84% - 88.23%
Expected life of option, in years	5.8 - 6.0	5.0 - 6.0	5.8 - 9.6
Risk-free interest rate	1.87% - 2.24%	1.22% - 1.45%	1.72% - 2.25%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2017 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2016	1,096,101	$10.68
Granted	882,000	5.77
Forfeited	(17,369)	6.95
Awards outstanding at December 31, 2017	1,960,732	$8.50
Options exercisable at December 31, 2017	716,787	$10.84
Weighted average remaining contractual term	7.8 Years
Options vested and expected to vest at December 31, 2017	1,906,322	$8.57
Weighted average remaining contractual term	8.4 Years

The following table summarizes the activity related to the awards of RSUs for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2016	—	$—
Granted	35,000	5.81
Awards outstanding at December 31, 2017	35,000	$5.81
RSUs vested and expected to vest at December 31, 2017	34,002	$5.81

As of December 31, 2017, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.  The aggregate intrinsic value of the RSUs outstanding at December 31, 2017 was $0.2 million.

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2017	2016	2015
Research and development	$1,485	$975	$221
General and administrative	2,160	1,666	638
Total share-based compensation expense	$3,645	$2,641	$859

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$6,275	$6,962
Leasehold improvements	1,679	2,358
Computers and hardware	323	292
Software	691	855
Furniture and office equipment	431	431
Total property and equipment	9,399	10,898
Less: accumulated depreciation and amortization	(9,116)	(10,454)
Property and equipment, net	$283	$444

Depreciation expense, including amounts pertaining to assets held under capital leases, was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$2,269	$3,060
Accrued development costs	8,586	6,305
Accrued payroll related costs	1,641	1,468
Accrued other	1,405	580
Total	$13,901	$11,413

Note 7: Notes Payable

Notes payable consist of the following (in thousands):

	December 31,
	2017	2016
Notes payable under the Loan Agreement	$20,000	$12,500
Less: Debt discount	(413)	(1,442)
Total notes payable	19,587	11,058
Less: Current portion	(4,271)	—
Total notes payable, net of current portion	$15,316	$11,058

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche requires only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement. The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

If the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, the Company has issued to the Lenders warrants to purchase shares of the Company’s Class A Common Stock (the “Warrants”).  On October 28, 2016, the Company issued Warrants to purchase 152,580 shares of its Class A Common Stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the principal amount available under the second tranche of the Loan Agreement. On March 24, 2017, in connection with the funding of the second tranche, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the principal amount of the second tranche of the Loan Agreement.  In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The minimum cash balance covenant was included as part of an amendment to the Loan Agreement in connection with our entry into the Huadong License Agreement in December 2017.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

The Company incurred $0.7 million of costs in connection with the Loan Agreement in the year ended December 31, 2016.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million, were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheet as of December 31, 2017 and 2016.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payment for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

The Company recorded interest expense related to the Loan Agreement of $3.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.  The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 17.7%.

Principal payments due under the terms of the Loan Agreement are as follows (in thousands):

2018	$4,271
2019	10,000
2020	5,729
2021	—
2022	—
Total	$20,000

Note 8: Commitments and Contingencies

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is responsible for sponsoring the Phase 2 MRCT including sites in both US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

Lease Agreements

The Company leases various equipment and facilities under operating leases expiring at various dates through 2019. Rent expense for non-cancelable operating leases was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2018	$365
2019	371
2020	—
2021	—
2022	—
Total	$736

The Company has recognized an asset retirement obligation for an obligation in its facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. Although the lease termination date is currently in 2019, the Company may be able to renegotiate the lease to extend its terms. Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $0.2 million at both December 31, 2017 and 2016. An immaterial amount of accretion and depreciation expense was recognized in the years ended December 31, 2017 and 2016.

Note 9: Stockholders’ Equity

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

Equity Financing

On December 5, 2017, the Company entered into the Letter Agreement with MacAndrews, a related party.  Under the Letter Agreement, until December 5, 2018, the Company has the right to sell to MacAndrews shares of its Class A Common Stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require the Company to sell to it shares of its Class A Common Stock at the same price.  An aggregate of $10.0 million worth of Class A Common Stock may be sold under the Letter Agreement (whether at the Company’s or MacAndrews’ option).  In addition, in connection with the Letter Agreement, the Company also issued MacAndrews warrants (the “Consideration Warrants”) to purchase 198,267 shares of the its Class A Common Stock, exercisable at a price of $5.04 per share (which is 115% of the option price under the Letter Agreement), exercisable until December 5, 2024.

The Consideration Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheet as of December 31, 2017 based on their fair value.  The issuance of the Consideration Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.  During the year ended December 31, 2017 the Company recognized an expense of $0.2 million related to the change in fair value of the Consideration Warrants.  This expense was recognized as a component of other expense, related party in the Consolidated Statements of Operations.

Fair value of the Consideration Warrants was calculated as of December 5, 2017 using the methods described in Note 17 using the following assumptions:

Expected volatility	90.0%
Expected life of option, in years	7.0
Risk-free interest rate	2.8%
Expected dividend yield	0.00%

Loan Agreement Warrants

On October 28, 2016, the Company entered into the Loan Agreement as discussed in Note 7.  In connection with the Loan Agreement, the Company issued to the Lenders Warrants to purchase a total of 152,580 shares of the Company’s Class A Common Stock at an exercise price of $6.39 per share.  Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.   In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Warrants issued with a determinable number of shares and exercise price were recorded as a component of additional paid-in capital within the Company’s Consolidated Balance Sheet as of December 31, 2016 based on their relative fair value.  The Warrants issued for a variable number of shares were recorded as a component of other liabilities within the Consolidated Balance Sheet as of December 31, 2016.  This related liability was adjusted to its fair value on a periodic basis until the associated warrants qualified for equity classification upon the funding of the second tranche of the Loan Agreement on March 24, 2017. For the years ended December 31, 2017 and 2016, the Company recognized additional interest expense within the Consolidated Statement of Operations of a de minimis amount related to the adjustment of the Warrants to their fair value.

Fair value of the Warrants was calculated as of October 28, 2016 using the methods described in Note 17 using the following assumptions:

Expected volatility	82.54%
Expected life of option, in years	7.0
Risk-free interest rate	1.63%
Expected dividend yield	0.00%

Note 10: Redeemable Noncontrolling Interest

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2017 and 2016, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $131.4 million and $122.5 million, respectively.

Note 11: Related-Party Transactions

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party. The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore.  Total purchases from PharmaCore, while it was considered to be a related party were $0.8 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.

On April 17, 2007, the Company’s Board of Directors approved $2.0 million of subordinated financing to be provided to PharmaCore. Advances were made and interest accrued before the Company entered into the Subordinated Promissory Note agreement (the “Note Agreement”) with PharmaCore on June 9, 2008. The Note Agreement was amended on April 23, 2010 to provide an additional $2.9 million of subordinated financing, with the same terms as the original note. The Note Agreement had a nine-year term, a fixed interest rate of 8.25% per annum, with maturity of June 1, 2017. No payments were required through December 31, 2014 with accrued interest capitalized into the principal balance. Thereafter, interest was to be paid quarterly. As part of the agreement, the Company received a warrant, exercisable for up to ten years, to purchase 370,370 common units of PharmaCore at an exercise price of $0.54 per unit. During the year ended December 31, 2015, the Company recorded interest income of $0.4 million related to this financing. This receivable balance was not contributed to the Company as part of the Reorganization Transactions and, as such, no interest income was recognized during the year ended December 31, 2017 or 2016.

During the year ended December 31, 2015, the Company recognized bad debt expense of $0.4 million for this Note Agreement due to the uncertainty of the receivable’s collectability.

MacAndrews & Forbes Incorporated

Subsequent to the Reorganization Transactions (Note 1) subsidiaries of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly control 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2017, MacAndrews holds 2,615,666 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 78.3% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as part of the Reorganization Transactions as further detailed below and in Notes 1 and 9.

Equity Financing

In December 2017, the Company entered into the Letter Agreement with MacAndrews.  Under the Letter Agreement, until December 5, 2018, the Company has the right to sell to MacAndrews shares of its Class A Common Stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  An aggregate of $10.0 million worth of Class A Common Stock may be sold under the Letter Agreement (whether at the Company’s or MacAndrews’ option).  In addition, in connection with the Letter Agreement, the Company also issued MacAndrews warrants to purchase 198,267 shares of the Company’s Class A Common Stock at a price of $5.04 per share, exercisable until December 5, 2024.

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of December 31, 2017, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2017.

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

Note 12: Employee Benefit Plan

The Company has a 401(k) retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.1 million, $0.2 million and $0.1 million to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 13: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  Prior to July 30, 2015, TTP and HPP were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.  The Company recorded an income tax provision of $0.8 million for the year ended December 31, 2017 representing foreign withholding taxes incurred in connection with the Huadong License Agreement.  The Company did not record an income tax provision for the years ended December 31, 2016 and 2015.

As discussed in Note 1, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2017.

On December 22, 2017, the US government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018, (2) eliminates the corporate alternative minimum tax, (3) eliminates the Section 199 deduction, and (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  We have recorded a provisional decrease in our deferred tax assets of $5.8 million with a corresponding adjustment to the valuation allowance for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.  The Company will continue to assess and refine, as necessary, its accounting for the TCJA as additional guidance and interpretation is provided.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2017	2016	2015
U.S. statutory tax benefit	$(18,846)	$(19,374)	$(14,387)
Partnership income (federal) not subject to tax to the Company	13,475	13,651	12,502
Foreign withholding tax	800	—	—
State taxes (net of federal benefit)	55	—	—
Impact of the Tax Act	5,847	—	—
Change in valuation allowance	(531)	5,723	1,885
Provision for income taxes	$800	$—	$—
Effective income tax rate	-1.5%	0.0%	0.0%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,023	$8,189
Share-based compensation	—	3
Investment in partnerships	470	1,844
Charitable contributions	11	—
Total deferred tax assets	9,504	10,036
Valuation allowance	(9,504)	(10,036)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  On the basis of this evaluation, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  During the year ended December 31, 2017, the Company’s valuation allowance decreased by $0.5 million.

The Company has federal net operating loss carryforwards of $40.2 million that will be available to offset future taxable income.  Such carryforwards expire in 2035 and 2037 if not utilized.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2017, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2017.

The Company files U.S. federal, Connecticut, New York, North Carolina and Virginia tax returns.  The only open tax years for U.S. federal and the aforementioned states are December 31, 2017, 2016 and 2015.

Note 14: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2017, 2016 and 2015 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.  Loss per share for the year ended December 31, 2015 includes the losses recognized both prior and subsequent to the IPO and Reorganization Transactions.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(54,647)	$(55,353)	$(41,107)
Less: Net loss attributable to noncontrolling interests	(38,503)	(39,001)	(13,609)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(16,144)	$(16,352)	$(27,498)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,693,254	9,545,527	8,276,520
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(1.67)	$(1.71)	$(3.32)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2017	2016	2015
Class B Common Stock (1)	23,119,246	23,119,246	23,655,814
Common stock options granted under the Plan	1,960,732	1,096,101	971,934
Restricted stock units	35,000	—	—
Common stock options granted under the Letter Agreement	2,283,105	—	—
Common stock warrants	388,853	152,580	—
Total	27,786,936	24,367,927	24,627,748

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 15: Quarterly Financial Data (Unaudited)

The following interim financial information presents our 2017 and 2016 results of operations on a quarterly basis (in thousands, except per share amounts):

	2017
	March 31	June 30	September 30	December 31
Revenues	$30	$13	$15	$233
Operating loss	(13,754)	(12,615)	(11,541)	(12,772)
Net loss before noncontrolling interest	(14,286)	(13,414)	(12,355)	(14,592)
Net loss attributable to vTv Therapeutics Inc.	(4,220)	(3,963)	(3,650)	(4,311)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.44)	$(0.41)	$(0.38)	$(0.44)

	2016
	March 31	June 30	September 30	December 31
Revenues	$376	$182	$38	$38
Operating loss	(13,540)	(14,639)	(13,528)	(13,313)
Net loss before noncontrolling interest	(13,520)	(14,617)	(13,505)	(13,711)
Net loss attributable to vTv Therapeutics Inc.	(3,852)	(4,457)	(3,993)	(4,050)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.42)	$(0.47)	$(0.41)	$(0.42)

Note 16: Predecessor Financial Arrangements

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

Note 17: Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s investment in Reneo at December 21, 2017 was estimated based on the relative value paid by third parties for their equity interest in Reneo through recent capital raising events. The inputs to the calculation of fair value are considered level 3 inputs within the fair value hierarchy.

The fair value of the Company’s notes payable is considered to approximate its carrying value because it bears interest at a variable interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2017 and 2016 (in thousands):

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$492	$—	$—	$492
Total	$492	$—	$—	$492

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability (2)	$167	$—	$—	$167
Total	$167	$—	$—	$167

(1)

Fair value determined using an option pricing model based on the Company’s current capitalization.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the yield of U.S. government securities with the same term as the option as of the valuation date.

(2)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2017, 2016 and 2015
	Balance at January 1	Net Change in fair value included in earnings	Net change in fair value (1)	Purchases / Issuance	Sales / Repurchases	Effect of Reorganization Transaction	Balance at December 31
2017
Warrant liability	$167	$—	$—	$—	$(167)	$—	$—
Warrant liability, related party	—	190	—	302	—	—	492
Total	$167	$190	$—	$302	$(167)	$—	$492

2016
Warrant liability	$—	$—	$—	$167	$—	$—	$167
Total	$—	$—	$—	$167	$—	$—	$167

2015
TTP Redeemable preferred units	$412,085	$—	$66,379	$—	$—	$(478,464)	$—
HPP Redeemable preferred units	—	—	—	—	—	—	—
Consideration payable	4,897	—	—	—	—	(4,897)	—
Note payable	6,594	115	—	—	—	(6,709)	—
Contingent distribution	26,359	—	695	—	—	(27,054)	—
Total	$449,935	$115	$67,074	$—	$—	$(517,124)	$—

(1)

The above represents the change in the fair value of the Company’s redeemable preferred units. See the Consolidated Statements of Changes in Redeemable Convertible Units, Redeemable Non-Controlling Interest, Stockholders’ and Members’ Deficit for additional changes in the carrying value of the Company’s redeemable preferred units.

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2017, 2016 or 2015.

The fair value of the warrant liability related to the Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Warrants as of December 31, 2016 were:

Annual volatility	83.28%
Annual risk-free rate	2.30%

The fair value of the Consideration Warrants was determined using an option pricing model based on the Company’s current capitalization.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the yield of U.S. government securities with the same term as the option as of the valuation date. Significant inputs utilized in the valuation of the Consideration Warrants as of December 31, 2017 were:

Annual volatility	90.00%
Annual risk-free rate	2.40%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Warrants and Consideration Warrants. For the Company’s warrants, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.