Form 10-Q
period 2018-03-31
vTv Therapeutics Inc.
filed 2018-05-15
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 15, 2018
Class A common stock, par value $0.01 per share	9,729,946
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,535	$11,758
Restricted cash and cash equivalents	—	162
Accounts receivable, net	210	8,000
Prepaid expenses and other current assets	471	442
Current deposits	2,256	—
Total current assets	9,472	20,362
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	241	283
Long-term investments	2,480	2,480
Long-term deposits	36	2,292
Total assets	$14,729	$27,917
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$11,296	$13,901
Current portion of deferred revenue	8,754	8,757
Current portion of notes payable	6,771	4,271
Total current liabilities	26,821	26,929
Notes payable	13,091	15,316
Deferred revenue, net of current portion	2,436	4,497
Warrant liability, related party	517	492
Other liabilities	255	290
Total liabilities	43,120	47,524
Commitments and contingencies
Redeemable noncontrolling interest	120,397	131,440
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 9,729,946 and 9,693,254 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	97	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,094,221 and 23,119,246 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	232	232
Additional paid-in capital	128,796	127,682
Accumulated deficit	(277,913)	(279,058)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(148,788)	(151,047)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$14,729	$27,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$2,064	$30
Operating expenses:
Research and development	8,943	10,960
General and administrative	2,255	2,824
Total operating expenses	11,198	13,784
Operating loss	(9,134)	(13,754)
Other income	36	—
Other expense – related party	(25)	—
Interest income	18	27
Interest expense	(855)	(559)
Loss before income taxes and noncontrolling interest	(9,960)	(14,286)
Income tax provision	—	—
Net loss before noncontrolling interest	(9,960)	(14,286)
Less: net loss attributable to noncontrolling interest	(7,008)	(10,066)
Net loss attributable to vTv Therapeutics Inc.	$(2,952)	$(4,220)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.30)	$(0.44)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,699,721	9,693,254

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	$131,440	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)
Net loss	(7,008)	—	—	—	—	—	(2,952)	(2,952)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	963	—	963
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(3,884)	—	—	—	—	—	3,884	3,884
Balances at March 31, 2018	$120,397	9,729,946	$97	23,094,221	$232	$128,796	$(277,913)	$(148,788)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss before noncontrolling interest	$(9,960)	$(14,286)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
(Gain) loss on disposal of property and equipment, net	(12)	5
Depreciation expense	42	52
Share-based compensation expense	963	739
Change in fair value of warrants, related party	25	—
Amortization of debt discount	275	203
Changes in assets and liabilities:
Accounts receivable	7,790	—
Prepaid expenses and other assets	(2,072)	(170)
Long-term deposits	2,256	(37)
Accounts payable and accrued expenses	(2,605)	(308)
Deferred revenue	(2,064)	(17)
Other liabilities	(35)	3
Net cash used in operating activities	(5,397)	(13,816)
Cash flows from investing activities:
Proceeds from sale of assets	12	—
Purchases of property and equipment	—	(39)
Net cash provided by (used in) investing activities	12	(39)
Cash flows from financing activities:
Proceeds from debt issuance	—	7,500
Net cash provided by financing activities	—	7,500
Net decrease in cash and cash equivalents	(5,385)	(6,355)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	14,420	51,505
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$9,035	$45,150

Non-cash activities:
Change in redemption value of noncontrolling interest	$(3,884)	$29,210
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$151	$—

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its condensed consolidated financial statements. As of March 31, 2018, various holders own non-voting interests in vTv LLC, representing a 70.4% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 29.6% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 8). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016 and its entrance into the letter agreement, dated as of December 5, 2017, with MacAndrews and Forbes Group LLC (the “Letter Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through March 31, 2018, the Company has funded its operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of March 31, 2018, the Company had an accumulated deficit of $277.9 million and has generated net losses in each year of its existence.  Management estimates that the cash and cash equivalents balance as of March 31, 2018 of $6.5 million and the $10.0 million of funds available under the Letter Agreement will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Condensed Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents will allow the Company to meet its liquidity requirements through June 2018.  In April 2018, the Company announced that the results from Part A of the STEADFAST Study did not meet either co-primary efficacy endpoint.  Based upon the Part A results, the Company announced that it is discontinuing current clinical studies involving azeliragon, including the open-label extension study and Part B of the STEADFAST Study.  On May 9, 2018, the Company announced that based on post hoc analyses of the data from Part A of the STEADFAST Study, a subpopulation was identified that showed statistically significant benefit (unadjusted for multiple post hoc comparisons) from azeliragon relative to placebo on ADAS-cog. The identified subpopulation consisted of participants with peak azeliragon blood plasma concentration of less than 7.5 ng/mL. Based on the subpopulation data analyses from the Part A study and the prior azeliragon trials, the Company will submit a revised Statistical Analysis Plan (SAP) for the Part B Study that pre-specifies a target population for the primary study analysis and expects to report Part B topline efficacy results based on 12-month data in June 2018.

Though the Company’s expected cash needs for the foreseeable future have been significantly reduced with the discontinuation of the STEADFAST and open label extension studies, the Company will require additional financing to continue its operations.  The Company is seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which it believes may provide additional cash for use in its operations and the continuation of clinical trials for its drug candidates.  The Company may also pursue other sources of financing to provide flexibility to its operating plan.  The timing and availability of such financing is not yet known. The failure of Part A of the STEADFAST Study may make it more difficult for the Company to obtain such financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2018, Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2018 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The accounts receivable balances outstanding as of March 31, 2018 consisted of milestone payments receivable related to the Company’s agreement with JDRF International (“JDRF”).  The accounts receivable balance at December 31, 2017 related to an upfront payment received in the first quarter of 2018 pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”).

Two and one customers represented 100% of the revenue earned during the three months ended March 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of December 31, 2017 was $0.2 million.  This amount has been received through a research, development and commercialization agreement with JDRF (the “JDRF Agreement”) but has not yet been utilized to fund the development activities required under the JDRF Agreement.  There were no amounts held as restricted cash and cash equivalents as of March 31, 2018 related to this agreement.  Restricted cash and cash equivalents, long-term as of March 31, 2018 and December 31, 2017 was $2.5 million at each date.  These amounts relate to the minimum balance that the Company must maintain in a deposit account that is pledged to secure the Loan Agreement and is subject to an account control agreement pursuant to the Loan Agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,535	$11,758
Restricted cash and cash equivalents	—	162
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$9,035	$14,420

Investments

In connection with the License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock and certain participation rights representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.  This investment is accounted for under the cost method because the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over Reneo.

On January 1, 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”.  This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments have been made to the value of the Company’s investment in Reneo for the three months ended March 31, 2018 either due to impairment or based on observable price changes.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue From Contracts With Customers” (“ASC Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of the adoption date.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

The Company recorded a net reduction to its opening accumulated deficit of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to the recognition of an asset for the incremental costs of obtaining contracts.

The majority of the Company’s revenue results from its license and collaboration agreements associated with the development of investigational drug products.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  For each contract meeting these criteria, the Company identifies the performance obligations included within the contract.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  The Company then recognizes revenue under each contract as the related performance obligations are satisfied.

The transaction price under the contract is determined based on the value of the consideration expected to be received in exchange for the transferred assets or services.  Development, regulatory and sales milestones included in the Company’s collaboration agreements are considered to be variable consideration.  The amount of variable consideration expected to be received is included in the transaction price when it becomes probable that the milestone will be met.  For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus margin approach. Revenue is recognized over the related period over which the Company expects the services to be provided using a proportional performance model or a straight-line method of recognition if there is no discernable pattern over which the services will be provided.

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

Research and development costs that are reimbursed under a cost-sharing arrangement are reflected as a reduction of research and development expense.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company adopted this guidance as of January 1, 2018 using the modified retrospective transition method.  See Note 2 – “Revenue Recognition” for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends ASC 825-10, “Financial Instruments – Overall”. This ASU amends various aspects of the recognition, measurement, presentation and disclosure of financial instruments.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance in the first quarter of fiscal 2018.  The Company has elected to use the measurement alternative, defined as cost, less impairments, adjusted by observable price changes.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  See Note 2 – “Investments” for further details.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company adopted this guidance in the first quarter of fiscal 2018.  The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition by a lessee of lease assets and liabilities on its balance sheet for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of this guidance will result in the recognition of additional assets and liabilities related to the Company’s operating leases within its Condensed Consolidated Balance Sheets.

Note 3: Collaboration Agreements

Reneo License Agreement

On December 21, 2017, the Company entered into the Reneo License Agreement, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize the Company’s peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans.  Under the terms of the Reneo License Agreement, Reneo paid the Company an upfront cash payment of $3.0 million. The Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $94.5 million.  In addition, Reneo is obligated to pay the Company royalty payments at mid-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.  As additional consideration, the Company has also received common stock and certain participation rights representing a minority equity interest in Reneo.

Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Reneo License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of March 31, 2018, as it is not considered probable that such payments will be received.  The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2018 was $4.5 million.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  The remainder of this performance obligation will be recognized over approximately 14.5 months. For the three months ended March 31, 2018, $0.9 million of revenue has been recognized related to this combined performance obligation.

Huadong License Agreement

On December 21, 2017, the Company entered into a License Agreement with Huadong (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.  Under the terms of the Huadong License Agreement, Huadong paid the Company an initial license fee of $8.0 million and is obligated to pay potential development and regulatory milestone payments totaling up to $25.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, the Company is eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

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

In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Huadong License Agreement.  The significant performance obligations were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date (iii) the obligation to sponsor and conduct the Phase 2 MRCT, (iv) the Company’s obligation to participate on a joint development committee, and (v) other obligations considered to be de minimis in nature.

The transaction price has been allocated to these performance obligations based on their relative standalone selling prices, which were estimated using an expected cost plus margin approach. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of March 31, 2018, as it is not considered probable that such payments will be received.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2018 was $5.6 million.  The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company determined that the straight-line method would be used to recognize revenue for this performance obligation over the transfer service period.  The remainder of this performance obligation will be recognized over approximately 14.5 months.  For the three months ended March 31, 2018, $1.1 million of revenue has been recognized related to this combined performance obligation.

The Company also determined that the obligation to sponsor and conduct a portion of the Phase 2 MRCT should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  This amount was deferred as of March 31, 2018 and revenue will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  No revenue for this performance obligation has been recognized during the three months ended March 31, 2018.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  This amount was deferred as of March 31, 2018 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. No revenue for this performance obligation has been recognized during the three months ended March 31, 2018.

JDRF Agreement

In August 2017, the Company entered into the JDRF Agreement to support the funding of the Simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics.  The Company initiated the Phase 1b portion of this study in the fourth quarter of 2017.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities, and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of March 31, 2018, the Company had received funding under this agreement of $0.3 million, with an additional $0.2 million receivable at March 31, 2018.  Research and development costs were offset by a total of $0.3 million over the course of this agreement.  As of March 31, 2018, the Company has recognized restricted cash of an immaterial amount related to this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	Change
Deferred revenue	$8,754	$8,757	$(3)
Deferred revenue - net of current portion	2,436	4,497	(2,061)
Total contract liabilities	$11,190	$13,254	$(2,064)

The change in our contract liabilities for the three months ended March 31, 2018 was due to the recognition of revenue based on the estimated performance of services under the related collaboration agreements.  There were no changes in the estimated transaction prices for the related contracts during the three months ended March 31, 2018.

Note 4:	Share-Based Compensation

During the three months ended March 31, 2018, the Company issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2018, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $3.5 million, which is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value of option grants during the three months ended March 31, 2018 and 2017 was $4.43 and $4.19 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2018 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Three Months Ended March 31,
	2018	2017
Expected volatility	71.15%	84.22% - 84.93%
Expected life of option, in years	6.0	6.0
Risk-free interest rate	2.69	2.05% - 2.24%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2017	1,960,732	$8.50
Granted	30,000	6.85
Awards outstanding at March 31, 2018	1,990,732	$8.48
Options exercisable at March 31, 2018	1,006,917	$9.43
Weighted average remaining contractual term	7.9 Years
Options vested and expected to vest at March 31, 2018	1,946,782	$8.53
Weighted average remaining contractual term	8.2 Years

The following table summarizes the activity related to the RSU awards for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2017	35,000	$5.81
Vested	(11,666)	5.81
Awards outstanding at March 31, 2018	23,334	$5.81
RSUs expected to vest at March 31, 2018	22,665	$5.81

As of March 31, 2018, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.  The aggregate intrinsic value of the RSUs outstanding at March 31, 2018 was $0.1 million.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$399	$252
General and administrative	564	429
Total share-based compensation expense	$963	$681

Note 5:Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Notes payable under the Loan Agreement	$20,000	$20,000
Less: Debt discount	(138)	(413)
Total notes payable	19,862	19,587
Less: Current portion	(6,771)	(4,271)
Total notes payable, net of current portion	$13,091	$15,316

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche requires only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement. The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.  The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

If the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets.  As a result of the termination of the STEADFAST Study, the Company granted the Lenders a first priority security interest in all of the Company’s intellectual property, subject to certain limited exceptions.  The Company has agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The minimum cash balance covenant was included as part of an amendment to the Loan Agreement in connection with our entry into the Huadong License Agreement in December 2017.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

The Company incurred $0.7 million of costs in connection with the Loan Agreement in the year ended December 31, 2016.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payments for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

Note 6:	Commitments and Contingencies

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is responsible for sponsoring the Phase 2 MRCT including sites in both the US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

Note 7:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 70.4% noncontrolling interest in vTv LLC outstanding as of March 31, 2018 (see Note 8). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2018 and December 31, 2017, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $120.4 million and $131.4 million, respectively.

Note 8:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of March 31, 2018, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 2,615,666 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 78.3% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Equity Financing

In December 2017, the Company entered into the Letter Agreement with MacAndrews.  Under the Letter Agreement, until December 5, 2018, the Company has the right to sell to MacAndrews shares of its Class A Common Stock at a price equal to $4.38 per share, and MacAndrews has the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  An aggregate of $10.0 million worth of Class A Common Stock may be sold under the Letter Agreement (whether at the Company’s or MacAndrews’ option).  In addition, in connection with the Letter Agreement, the Company also issued MacAndrews warrants (the “Consideration Warrants”) to purchase 198,267 shares of the Company’s Class A Common Stock at a price of $5.04 per share, exercisable until December 5, 2024.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of March 31, 2018, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2018.

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

Note 9:	Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. As a result of the Company’s operating losses, the Company did not record income tax expense for the three months ended March 31, 2018 and 2017. Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at March 31, 2018 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 8, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2018.

On December 22, 2017, the U.S. federal government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC Topic 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the U.S federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, (2) eliminates the corporate alternative minimum tax, (3) eliminates the Section 199 deduction, and (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC Topic 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.  The Company will continue to assess and refine, as necessary, its accounting for the TCJA as additional guidance and interpretation is provided.

Note 10:	Net Loss per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(9,960)	$(14,286)
Less: Net loss attributable to noncontrolling interests	(7,008)	(10,066)
Net loss attributable to vTv Therapeutics Inc., basic and diluted	$(2,952)	$(4,220)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	9,699,721	9,693,254
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.30)	$(0.44)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2018	March 31, 2017
Class B Common Stock (1)	23,094,221	23,119,246
Common stock options granted under the Plan	1,990,732	1,880,101
Restricted stock units	23,334	35,000
Common stock options granted under Letter Agreement	2,283,105	—
Common stock warrants	388,853	190,586
Total	27,780,245	25,224,933

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 11: Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s notes payable is considered to approximate its carrying value because it bears interest at a variable interest rate.

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three months ended March 31, 2018, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$517	$—	$—	$517
Total	$517	$—	$—	$517

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$492	$—	$—	$492
Total	$492	$—	$—	$492

(1)

Fair value determined using an option pricing model based on the Company’s current capitalization.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the yield of U.S. government securities with the same term as the option as of the valuation date.

	Changes in Level 3 instruments for the three months ended March 31, 2018
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2018
Warrant liability, related party	492	25	—	—	517
Total	$492	$25	$—	$—	$517

2017
Warrant liability	$167	$—	$—	$(167)	$—
Total	$167	$—	$—	$(167)	$—

The fair value of the Consideration Warrants was determined using the Black Scholes option pricing model.  During the three months ended March 31, 2018, the Company recognized an expense of an insignificant amount related to the change in fair value of the Consideration Warrants.  This expense was recognized as a component of other expense, related party in the Condensed Consolidated Statements of Operations.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the yield of U.S. government securities with the same term as the option as of the valuation date. Significant inputs utilized in the valuation of the Consideration Warrants as of March 31, 2018 were:

Annual volatility	71.76%
Annual risk-free rate	2.66%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Consideration Warrants.  Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. To date, we have primarily focused our efforts on advancing our programs for the treatment of mild Alzheimer’s disease (“AD”) and diabetes.  In April 2018, we announced that results from Part A of our Phase 3 STEADFAST Study of the investigational medication azeliragon (TTP488) in people with mild Alzheimer’s disease (the “STEADFAST Study”) did not meet either co-primary efficacy endpoint.  We announced on May 9, 2018, that based on post hoc analyses of the data from Part A of the STEADFAST Study, a subpopulation was identified that showed statistically significant benefit (unadjusted for multiple post hoc comparisons) from azeliragon relative to placebo on ADAS-cog. The identified subpopulation consisted of participants with peak azeliragon blood plasma concentration of less than 7.5 ng/mL.  Based on the subpopulation data analyses from the Part A study and prior azeliragon trials, we will submit a revised Statistical Analysis Plan (SAP) for the Part B Study that pre-specifies a target population for the primary study analysis and expect to report Part B topline efficacy results based on 12-month data in June 2018.

Following the Part A announcement, we discontinued clinical studies involving azeliragon, including the open-label extension study and Part B of the STEADFAST Study.  At the time of the closure of the Part B study, a substantial number of participants will have completed 12 months of treatment under the study protocol at the time of discontinuation.

We currently expect to continue to advance our diabetes drug candidates.  TTP399 is an orally administered, liver-selective glucokinase activator (“GKA”), for which we have completed our Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”) and are conducting an adaptive Phase 1/2 clinical trial in type 1 diabetes (the “SimpliciT-1 Study”).  TTP273 is an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we have completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”) and are planning a Phase 2 multi-region clinical trial in type 2 diabetes.

In addition to our diabetes drug candidates, we also have two additional programs in various stages of preclinical and clinical development for the treatment of inflammatory disorders.

The following table summarizes our current drug candidates and their respective stages of development:

Our Alzheimer’s Program – Azeliragon

Phase 3 STEADFAST Study

We initiated the STEADFAST Study in April 2015 pursuant to a Special Protocol Assessment (“SPA”) with the Food and Drug Administration (“FDA”). The study was conducted in the United States and certain English-speaking foreign countries under a single protocol and was designed to enroll 800 mild AD patients in total, divided equally across two independent 400-patient sub-studies, in which each subject received either a 5 mg/day dose of azeliragon or placebo, randomized on a one-to-one basis, added to the standard of care. In April 2018, the Company announced that the results from Part A of the STEADFAST Study did not meet either co-primary efficacy endpoint.  Patients taking azeliragon compared with placebo did not improve in cognitive or functional outcomes as measured by the Alzheimer’s Disease Assessment Scale-cognitive subscale (“ADAS-cog”) and the Clinical Dementia Rating Scale Sum of Boxes (“CDR-sb”).

The STEADFAST Study was comprised of two independent and identical randomized, double-blind, placebo-controlled Phase 3 trials (Part A and Part B). The azeliragon treated group in Part A had a 4.4 point decline from baseline in ADAS-Cog and a 1.6 point decline from baseline in CDR-sb compared to a placebo decline of 3.3 points and 1.6 points, respectively. These differences were not statistically significant. Azeliragon was generally well-tolerated with a 25% withdrawal rate over 18 months that was similar in both the placebo and treatment arms.

On May 9, 2018, we announced that based on post hoc analyses of the data from the Part A of the STEADFAST Study, a subpopulation was identified that showed statistically significant benefit (unadjusted for multiple post hoc comparisons) from azeliragon relative to placebo on ADAS-cog. The identified subpopulation consisted of participants with peak azeliragon blood plasma concentration of less than 7.5 ng/mL. The patients in the identified subgroup (n=~48) had a -1.9 point improvement in ADAS-cog relative to the placebo group (n=200) which was statistically significant (unadjusted for multiple post hoc comparisons) (p = 0.02), and a 0.5 point improvement on CDR-sb relative to placebo (p = .06) despite the smaller sample size. This benefit was observed at 12 months. These findings are consistent with results from an earlier Phase 2b study of azeliragon, in which there was a dose response with improved results in patients who had lower concentrations of azeliragon. In contrast, participants in the Phase 2b and Part A of the STEADFAST Study with high azeliragon concentrations performed worse on the ADAS-cog relative to placebo.

Following the April 2018 announcement, we discontinued clinical trials involving azeliragon, including the Part B study and open label extension. At the time of the closure of the Part B study, a substantial number of participants will have completed 12 months of treatment under the study protocol. Based on the subpopulation data analyses from the Part A study and the prior azeliragon trials, we intend to prepare and file a revised Statistical Analysis Plan (SAP) to the Food and Drug Administration for the Part B Study that pre-specifies a target population for the primary study analysis. We expect to report Part B topline efficacy results based on 12-month data in June 2018.

Holding Company Structure

vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the principal operating subsidiary. We have determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results under the VIE accounting model in its consolidated financial statements.

Development Outlook

To date, we have devoted substantially all of our resources to our research and development efforts relating to our drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales.  From our inception through March 31, 2018, we have funded our operations primarily through a combination of private placements of preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt financing and the completion of our initial public offering (“IPO”) in August 2015.

We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that our expenses will decrease as we:

•	wind-down the STEADFAST Study and its open label extension;
•	continue our research and development activities and advance our clinical programs, including our diabetes programs, TTP399 and TTP273; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of any of our drug candidates. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations (“CRO(s)”) in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials.  Our indirect research and development costs consist primarily of salaries, benefits and related overhead expenses for personnel in research and development functions and depreciation of leasehold improvements, laboratory equipment and computers.  Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.

From our inception, including our predecessor companies, through March 31, 2018, we have incurred approximately $550.8 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Direct research and development expense:
Azeliragon	$6,558	$8,070
TTP399	215	80
TTP273	24	180
Other projects	101	344
Indirect research and development expense	2,045	2,286
Total research and development expense	$8,943	$10,960

We expect to continue to incur research and development expenses as we wind down the STEADFAST Study and its open-label extension and as we further advance the development of our diabetes drug candidates, subject to the availability of additional funding.  However, due to the termination of the STEADFAST Study and its open-label extension, we expect our overall research and development expense to decrease substantially.

The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	the potential benefits of our candidates over other therapies;
•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;
•	future clinical trial results;
•	our ability to enroll patients in our clinical trials;
•	the timing and receipt of regulatory approvals, if any; and
•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

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

We expect that our general and administrative expenses will decrease as a result of the discontinuation of the STEADFAST Study.

Interest Expense

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2018	2017	Change
Revenue	$2,064	$30	$2,034
Operating expenses:
Research and development	8,943	10,960	(2,017)
General and administrative	2,255	2,824	(569)
Total operating expenses	11,198	13,784	(2,586)
Operating loss	(9,134)	(13,754)	4,620
Interest income	18	27	(9)
Interest expense	(855)	(559)	(296)
Other income (expense), net	11	—	11
Loss before income taxes	(9,960)	(14,286)	4,326
Income tax provision	—	—	—
Net loss before noncontrolling interest	(9,960)	(14,286)	4,326
Less: net loss attributable to noncontrolling interest	(7,008)	(10,066)	3,058
Net loss attributable to vTv Therapeutics Inc.	$(2,952)	$(4,220)	$1,268

Revenue

Revenue was $2.1 million for the three months ended March 31, 2018 and was insignificant for the three months ended March 31, 2017. The revenue earned during the three months ended March 31, 2018 primarily relates to the Huadong and Reneo License Agreements, which were entered into in December 2017.  We recognize the portion of the consideration received allocated to the license performance obligation for each of these agreements over the requisite knowledge transfer or research service periods in accordance with the applicable accounting guidance.  The portion of revenue allocated to the other performance obligations under the license agreements will be recognized as performance occurs.

Research and Development Expenses

Research and development expenses were $8.9 million and $11.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in research and development expenses during the period of $2.0 million, or 18.4%, was primarily due to:

•

A decrease in clinical trial costs of $1.5 million for azeliragon which was mainly driven by a decrease of $1.9 million as we reached completion of Part A of our STEADFAST Study, offset by an increase of $0.7 million related to the costs for our open-label extension (“OLE”) trial as patients completing the STEADFAST Study elected to roll into the OLE trial.

Additionally, there were decreases in costs related to other adjunct studies being performed in 2017 which were completed prior to the first quarter of 2018;
•	Costs related to TTP399 in the first quarter of 2018 increased $0.1 million from the three months ended March 31, 2017, due to the initiation of the Simplici-T1 Study in the fourth quarter of 2017.

We expect that our research and development expenses will decrease as we wind down the STEADFAST Study.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in general and administrative expenses during the period of $0.6 million, or 20.1%, was primarily attributable to decreases in the amount of incentive compensation expected to be paid to our employees.

We expect that our general and administrative expenses will decrease with the discontinuation of the STEADFAST Study.

Interest Expense

Interest expense was $0.9 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense relates to the cash and non-cash interest for our Loan Agreement which was finalized in late October 2016 and which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2018, we have an accumulated deficit of $277.9 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our cash and cash equivalents of $6.5 million at March 31, 2018 and the $10.0 million of funds available under the Letter Agreement.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements through June 2018.  These factors raise substantial doubt regarding our ability to continue as a going concern.  In addition to available cash and cash equivalents, we are seeking possible partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We may also pursue other sources of additional financing to provide flexibility to our operating plan.  The timing and availability of such additional financing is not yet known and the failure of Part A of our STEADFAST Study may make it more difficult for the Company to obtain such financing.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The minimum cash balance covenant was included as part of an amendment to the Loan Agreement in connection with our entry into the Huadong License Agreement in December 2017.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As a result of the termination of the STEADFAST Study, we granted the Lenders a first priority security interest in all of our intellectual property, subject to certain limited exceptions.

Cash Flows

	Three Months Ended
	March 31,
	2018	2017
(dollars in thousands)
Net cash used in operating activities	$(5,397)	$(13,816)
Net cash provided by (used in) investing activities	12	(39)
Net cash provided by financing activities	—	7,500
Net decrease in cash and cash equivalents	$(5,385)	$(6,355)

Operating Activities

For the three months ended March 31, 2018, our net cash used in operating activities decreased $8.4 million from the three months ended March 31, 2017.  The decreased use of cash was driven by both lower expenses in the first quarter of fiscal 2018 as well as the receipt of the upfront amounts due to us under the Huadong agreement and other changes in working capital.

Investing Activities

For the three months ended March 31, 2018 and 2017, net cash used in investing activities was insignificant.

 Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was insignificant.  For the three months ended March 31, 2017, net cash provided by financing activities was $7.5 million, as we borrowed the second tranche under our Loan Agreement.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate revenue from drug sales unless and until we obtain regulatory approval of and commercialize any of our drug candidates. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we believe that our current cash and cash equivalents and other committed sources of funds under the Letter Agreement will allow us to meet our liquidity requirements through June 2018.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We may also pursue other sources of financing to provide flexibility to our operating plan.  The timing and availability of such financing is not yet known and the failure of Part A of our STEADFAST Study may make it more difficult for the Company to obtain such financing.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	the extent of costs associated with the wind-down of the STEADFAST Study and the OLE, as well as work required to complete the analysis of Part B data;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to retain management and scientific and medical personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and
•	the amount of any payments we are required to make to M&F TTP Holdings Two LLC in the future under the Tax Receivable Agreement.

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

Disclosures About Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes to our total contractual cash obligations, as set forth in the contractual obligations and commitments disclosure included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017.

We enter into contracts in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination or cancellation within 30 days of notice.

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

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes made to our critical accounting policies and estimates in 2018 with respect to our adoption of Accounting Standards Codification Topic 606 “Revenue From Contracts with Customers” are discussed within Note 2 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

In addition to the risk factors listed below and other information in this report, investors should carefully consider the risk factors set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

We may not be able to continue the development of, obtain regulatory approval for, or successfully commercialize azeliragon.

We have expended considerable resources and efforts on the development of azeliragon.  In April 2018, we announced that results from Part A of our Phase 3 STEADFAST Study of the investigational medication azeliragon (TTP488) in people with mild Alzheimer’s disease (the “STEADFAST Study”) did not meet either co-primary efficacy endpoint as required by the Special Protocol Agreement (“SPA”) with the FDA.

On May 9, 2018, we announced that based on post hoc analyses of the data from the Part A of the STEADFAST Study, a subpopulation was identified that showed statistically significant benefit (unadjusted for multiple post hoc comparisons) from azeliragon relative to placebo on ADAS-cog. The identified subpopulation consisted of participants with peak azeliragon blood plasma concentration of less than 7.5 ng/mL. The patients in the identified subgroup (n=~48) had a -1.9 point improvement in ADAS-cog relative to the placebo group (n=200) which was statistically significant (unadjusted for multiple post hoc comparisons) (p = 0.02), and a 0.5 point improvement on CDR-sb relative to placebo (p = .06) despite the smaller sample size. This benefit was observed at 12 months. These findings are consistent with results from an earlier Phase 2b study of azeliragon, in which there was a dose response with improved results in patients who had lower concentrations of azeliragon. In contrast, participants in the Phase 2b and Part A of the STEADFAST Study with high azeliragon concentrations performed worse on the ADAS-cog relative to placebo.

Following the April 2018 announcement, we discontinued clinical trials involving azeliragon, including the Part B study and open label extension. At the time of the closure of the Part B study, a substantial number of participants will have completed 12 months of treatment under the study protocol. We intend to use the subpopulation data analyses from the Part A study and prior azeliragon trials to prepare and file a revised Statistical Analysis Plan (SAP) to the Food and Drug Administration for the Part B Study that pre-specifies a target population for the primary study analysis. We expect to report Part B topline efficacy results based on 12-month data in June 2018.

The failure of Part A of our STEADFAST clinical trial to meet its co-primary endpoints is expected to delay the potential commercialization of azeliragon and may make such commercialization more difficult, or impossible.  Even if the subpopulation that showed benefit is confirmed as a prespecified analysis for Part B, we will likely need to do additional clinical and non-clinical work to be able to continue to develop and commercialize azeliragon. Specifically, we may need to commence and complete additional clinical trials that satisfy the specified primary endpoint criteria, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA and comparable regulatory authorities elsewhere, and, if approved, successfully market and commercialize azeliragon.  If we continue with the development of azeliragon, there is no guarantee that we will be able to successfully complete these steps, and if we do not continue with the development of azeliragon, then we may not be able to continue our business in its current form and will be required to pursue alternative business strategies.  As an organization, we have never completed a successful Phase 3 clinical trial or submitted a New Drug Application before, and we may be unsuccessful in doing so for azeliragon.

We require additional funding and there is a substantial doubt about our ability to continue as a going concern; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

We require additional financing in order to continue to fund operations, and there is a substantial doubt about our ability to continue as a going concern. No assurance can be given that we will be successful in obtaining any such financing on acceptable terms, if at all, or if secured, that such financing will provide for funding or payments to us sufficient to continue to fund operations. After giving effect to the net proceeds from the Letter Agreement, we believe we have cash sufficient to fund operations only into

June 2018. In the absence of the receipt of additional financing prior to such time, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

Our stock price may decline and we may not be able to maintain compliance with NASDAQ listing requirements

Our common stock is listed on The NASDAQ Global Market, which imposes, among other requirements, a minimum market value and minimum bid requirement. If the market value of our listed securities (“MVLS”) remains below $50.0 million or if the closing bid price for our common stock remains below $1.00 per share for thirty consecutive business days, NASDAQ may send us a notice stating that we will be provided a period of 180 days to regain compliance with the minimum market value or minimum bid requirement.  If such compliance is not regained, NASDAQ may make a determination to delist our common stock.

On May 2, 2018, we received notification from NASDAQ that we were not in compliance with the MVLS requirement. In accordance with the applicable NASDAQ Listing Rules, we have 180 calendar days, or until October 29, 2018, to regain compliance with the MVLS requirement. Compliance can be achieved automatically and without further action if the MVLS is at or above $50 million for a minimum of 10 consecutive business days at any time during the 180-day period.  However, there is no assurance that we will be able to regain compliance with these NASDAQ rules.

The delisting of our common stock from NASDAQ may make it more difficult for us to raise capital on favorable terms or at all in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from The NASDAQ Global Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which the Company offers its securities.

We may be unable to retain key employees

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. As an example, shortly after the announcement of the results from Part A of the STEADFAST Study, Larry Altstiel, Executive Vice President and Chief Medical Officer of vTv, announced his decision to leave the Company to pursue other opportunities. The Company may face the similar departure of other experienced personnel.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2018, we issued an aggregate of 25,025 shares of our Class A Common Stock, pursuant to a notice of exchange received from a holder of our Class B Common Stock.  The shares of Class A Common Stock were issued in exchange for an aggregate of 25,025 shares of Class B Common Stock and 25,025 non-voting common units (“vTv Units”) of vTv Therapeutics LLC (“vTv LLC”), pursuant to the terms of the exchange agreement among the Company, vTv LLC and the holders of vTv Units party thereto.  We issued the shares of Class A Common Stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Our ability to pay dividends is restricted by our Loan Agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Date: May 15, 2018

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer