Form 10-K
period 2018-12-31
vTv Therapeutics Inc.
filed 2019-02-26
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-37524

vTv Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4170 Mendenhall Oaks Pkwy High Point, NC	27265
(Address of principal executive offices)	(Zip Code)

(336) 841-0300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock (Par Value $0.01)	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ⌧

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging group company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2018 (based on the closing sale price as reported on the NASDAQ) was $10,955,991.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 26, 2019.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	22,792,716
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, the “Company”, the “Registrant”, “we” or “us” refer to vTv Therapeutics Inc., “vTv LLC” refers to vTv Therapeutics LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part I—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”).  We have initiated start-up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes. Our type 2 diabetes drug candidates are TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), which successfully completed a Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”), and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), which successfully completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”). We are currently investigating TTP399 as a treatment for type 1 diabetes in an adaptive Phase 2 study in partnership with JDRF International (“JDRF”).  In addition, we are furthering the development of our peroxisome proliferation activated receptor delta (“PPAR-δ”) agonist and phosphodiesterase type 4 (“PDE4”) programs through partnerships with pharmaceutical partners via licensing arrangements.  Finally, we continue to advance our NRF2 pathway program via research agreements with academic and industry collaborators.

Our Pipeline

The following table summarizes our current leading drug candidates and their respective stages of development:

Our Strategy

Our goal is to leverage our powerful pipeline of orally administered, small molecule drug candidates to deliver novel, differentiated therapies to fill significant unmet medical needs. As key components of our strategy, we:

•

Initiated start-up activities for an adaptive Phase 2/3 clinical trial for azeliragon as a potential treatment of mild Alzheimer’s disease in patients with type 2 diabetes. Subsequent post-hoc subgroup analyses of our phase 3 STEADFAST Study identified a population that experienced positive benefit.  Based on these results, we have initiated start-up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  We are currently finalizing a protocol for the study, negotiating with clinical research organizations to support study conduct activities for the trial and beginning the site selection process.  We expect to initiate patient enrollment in this study in mid-2019. We plan to continue to develop azeliragon, through internal efforts, with additional funding, or through partnerships with other life science entities.

•

Continue to execute the ongoing phase 2 study of TTP399 for type 1 diabetes. We are currently enrolling patients in the simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes.  We have completed enrollment of the part 1 learning phase and expect to report results for this portion of the study in June 2019.  We have begun the start-up activities for the part 2 confirming phase and expect to report results for this portion of the study in the latter part of the first quarter of 2020.

•

Seek additional strategic collaborations and additional funding to support the continued development and commercialization of our diabetes programs. We will continue to seek additional strategic collaborations with other pharmaceutical companies and additional funding to support the continued development of TTP399 and TTP273 for type 2 diabetes and related diabetic complications.  We have entered into certain collaboration agreements to further the development of these diabetes compounds.  In connection with these collaboration agreements, we are required to sponsor certain clinical trials to further the development of TTP399 and TTP273.  Refer to “Business – License and Research Agreements” for additional details.

•

Continue to monitor and support existing partnerships for pipeline programs. Our partners for our GLP-1r, PPAR-δ, and PDE4 programs continue to advance these programs in the licensed territories.  We continue to support and monitor these partnerships.

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

RAGE is an immunoglobulin-like cell surface receptor that is overexpressed in brain tissues of patients with AD. We believe that RAGE is an important cellular cofactor that binds ligands that are implicated in multiple factors of AD, including Aβ transport into the brain, the phosphorylation of tau, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity. These effects are attenuated following antagonism of the RAGE receptor.

Post-mortem studies in AD patients reveal increased RAGE expression in neuronal, microglial and endothelial cells when compared to similar subjects without AD. Cells around senile plaques express higher levels of RAGE during disease progression. Furthermore, expressed levels of RAGE are correlated with the severity of the disease. The data observed in human AD patients is consistent with the multiple non-clinical in-vitro and in-vivo models studied by third parties that show RAGE is overexpressed in brain tissue. Taken together, we believe that the scientific literature provides substantial support for RAGE inhibition as a validated and promising therapeutic approach in the treatment of AD.

Advanced glycation endproducts (“AGEs”) also accumulate in tissues of people with type 2 diabetes. When the concentration of RAGE ligands (e.g., AGEs) increases, more RAGE expression is induced.   AGEs play a major role in the worsening of complications of type 2 diabetes, such as retinopathy, neuropathy and nephropathy. Furthermore, AGE accumulation parallels the development of cognitive impairment and dementia in individuals with type 2 diabetes.

Current Treatments of Alzheimer’s Disease and Their Limitations

Currently, there are only two classes of approved therapies for the treatment of AD: acetylcholinesterase inhibitors (“AChEIs”) and glutamatergic modulators. AChEIs are designed to slow the degradation of acetylcholine, helping to preserve neuronal communication and function temporarily, but do not slow or halt neuronal death. Glutamatergic modulators are designed to block sustained, low-level activation of the N-methyl-D-aspartate (“NMDA”) receptor without inhibiting the normal function of the receptor in memory and cognition, providing temporary symptomatic relief.

The currently available treatments combat the symptoms of AD rather than the underlying cause and as a result, AD continues to progress in these patients despite treatment. Similarly, the use of antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe AD when patients suffer from agitation, aggressive behaviors, psychosis and depression. Recent drug candidates under development include those focused on Aβ synthesis or clearance from the brain, the phosphorylation of tau protein, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity.

Our Solution: Azeliragon

Azeliragon is an orally administered, small molecule investigational drug candidate with a novel mechanism of action of inhibiting RAGE.  Azeliragon has the potential to offer a novel modality in AD therapeutics, and we are not aware of any other clinical-stage drugs targeting RAGE. Because currently approved treatments are focused on symptom relief, we believe that azeliragon represents a potential new approach for the treatment of AD. In addition, we believe that in order to successfully treat and combat the physiological progression of AD, an effective treatment must act on multiple causes of the disease. Azeliragon is designed to inhibit RAGE, which affects the multiple factors of AD, including Aβ transport into the brain, the phosphorylation of tau, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity.  To date, we have conducted eight Phase 1, three Phase 2 and two Phase 3 clinical trials of azeliragon.  Both Parts A and B of our Phase 3 STEADFAST Study of azeliragon in people with mild Alzheimer’s disease failed to meet either of the co-primary efficacy endpoints.

Phase 3 STEADFAST Study

We initiated the STEADFAST Study in April 2015 pursuant to a Special Protocol Assessment (“SPA”) with the FDA. The study was conducted in the United States and certain English-speaking foreign countries under a single protocol and was designed to enroll 800 mild AD patients in total, divided equally across two independent 400-patient sub-studies, in which each subject received either a 5 mg/day dose of azeliragon or placebo, randomized on a one-to-one basis, added to the standard of care. Though we announced in 2018 that neither the A-Study nor the B-Study met its clinical endpoints, a post-hoc subgroup analysis of 24 patients from the A-Study of the STEADFAST Study with type 2 diabetes (defined by glycosylated hemoglobin (HbA1c) of greater than or equal to 6.5% at baseline; HbA1c greater than 7.7% was an exclusion criterion at screening) and a clinical diagnosis of Alzheimer’s disease showed benefit to azeliragon. The azeliragon-treated group in the A-Study (n=17) demonstrated a 6.1 point benefit on ADAS-cog relative to the placebo group (n=7), which was nominally statistically significant (p = 0.018) after 18 months of treatment.  The azeliragon-treated group in the A-Study (n=17) demonstrated a 1.7 point benefit on CDR-sb relative to the placebo group (n=7) (p=.05) after 18 months of treatment.

Based on these results, we have initiated start up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  We are currently finalizing a protocol for the study, negotiating with clinical research organizations to support study conduct activities for the trial and beginning the site selection process.  We expect to initiate patient enrollment in this study in mid-2019.

Azeliragon was previously awarded Fast Track designation by the FDA and, relying upon the program’s Fast Track Designation status, we have pursued discussions with the FDA and EMA to propose a pathway for further clinical development in support of regulatory approval of azeliragon.  In July 2018, we submitted a full briefing book to the FDA in support of our request for a Type C meeting seeking development guidance for azeliragon. In September 2018, we received a written response from the FDA to our Type C meeting request.  In the response, the FDA advised that the efficacy of azeliragon should be demonstrated in at least two adequate and well-controlled trials, unless under the exceptional circumstances in which a single trial might suffice as set forth in the FDA’s guidance document entitled “Providing Clinical Effectiveness for Human Drug and Biological Products”.  We met with the Scientific Advice Working Party (“SAWP”) of the EMA in October 2018, to discuss future development requirements in support of approval of azeliragon in the European Union.   In response, the SAWP advised on the circumstances in which a single trial might suffice.   For a single pivotal trial to be acceptable, the results would need to be particularly compelling with respect to internal and external validity, clinical relevance, statistical significance, data quality and internal consistency. The SAWP acknowledged preliminary data concerning overexpression of RAGE in the A- and B-studies and subgroups analyses, based on patients with evidence of high circulating levels of RAGE ligands such as HbA1c and Amyloid beta, provide support for the hypothesis that patients with increased concentrations of RAGE ligands have beneficial effects of azeliragon.

Adverse Events (Phase 3 Mild AD Patients)

Among the most frequent adverse events (“AEs”) occurring in >2% of subjects who received the 5 mg/day of azeliragon in Phase 3 were urinary tract infection (“UTI”) (10.2%), depression (4.8%), upper respiratory tract infection (4.5%), dizziness (4.1%), weight decreased (3.9%), nausea (3.2%), cough (2.9%), insomnia (2.5%), syncope (2.5%) constipation (2.3%) and musculoskeletal pain (2.3%).   A comparison to placebo subjects is provided in the table below:

Treatment emergent adverse events occurring in >2% of azeliragon treated subjects and numerically more frequent than placebo

Preferred Term	Azeliragon N = 441 n (%)	Placebo N = 434 n (%)
Urinary tract infection	45 (10.2%)	35 (8.1%)
Depression	21 (4.8%)	20 (4.6%)
Upper respiratory tract infection	20 (4.5%)	16 (3.7%)
Dizziness	18 (4.1%)	15 (3.5%)
Weight decreased	17 (3.9%)	13 (3.0%)

Nausea	14 (3.2%)	10 (2.3%)
Cough	13 (2.9%)	9 (2.1%)
Insomnia	11 (2.5%)	7 (1.6%)
Syncope	11 (2.5%)	9 (2.1%)
Constipation	10 (2.3%)	8 (1.8%)
Musculoskeletal pain	10 (2.3%)	5 (1.2%)

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

Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin. Type 1 diabetes results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas called beta cells. While its causes are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of type 1 diabetes is not believed to be affected by diet or lifestyle.

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

The current treatment paradigm for type 2 diabetes focuses on lifestyle changes, including weight loss, if applicable, as well as medications to manage blood glucose levels. Obesity is generally considered the major contributor to the development of type 2 diabetes, and weight loss alone is associated with improvements in glycemic parameters. Optimal glycemic control is the treatment goal in diabetic patients to prevent the risk of long-term microvascular complications. There are currently several classes of drugs approved to improve glycemic control in patients with type 2 diabetes, including injectable drugs and oral anti-diabetic drugs (“OADs”). Existing injectable therapies for type 2 diabetes include most forms of insulin therapy and GLP-1r agonists. Existing OADs include metformin, sulfonylureas and thiazolidinediones, with the addition of two new classes in the past few years, DPP-4 and SGLT-2 inhibitors, driving the OAD market’s growth. We believe the continued and significant unmet medical need for diabetes treatments is demonstrated by the continued to development of new potential therapies such as Novo Nordisk A/S’s oral semaglutide and Lexicon’s SGLT-1/SGLT-2 inhibitor.

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

GK activation is also attractive as a potential therapy for the treatment of type 1 diabetes, with a mechanism of action entirely distinct from currently marketed OADs.  GK activation has been demonstrated in animal models of type 1 diabetes to reduce HbA1c and to be well tolerated.

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

Ongoing Phase 2 simplici-T1 Study

In November 2017, we initiated the simplici-T1 Study, an adaptive Phase 1b/2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes (“T1D”).  The study is designed to evaluate whether TTP399 is well tolerated when administered as an add-on to insulin therapy and can improve daily glucose profiles and HbA1c in people living with T1D.  We have completed enrollment of the part 1 learning phase and expect to report results for this portion of the study in June 2019.  We have begun the start-up activities for the part 2 confirming phase and expect to report results for this portion of the study in the latter part of the first quarter of 2020.  The study is being conducted in partnership with JDRF.

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

In the AGATA Study, TTP399 demonstrated achievement of the primary endpoint of statistically significant change from baseline in HbA1c at six months of daily administration of 800 mg of TTP399. The reduction in HbA1c was dose-dependent and sustained throughout the duration of the study. TTP399 was also found to be well-tolerated and no adverse events of severe hypoglycemia or hyperlipidemia were reported in the TTP399-treated group.

In January 2019, a paper was published in Science Translational Medicine showcasing the discovery and development of TTP399.  It reviews the scientific rationale underpinning the development of TTP399 and its progression from preclinical to clinical development concluding with the positive results of the AGATA Study.

We are continuing to explore options, including various fundraising strategies, for further development of TTP399 for type 2 diabetes and diabetic complications either alone or in collaboration with a partner.

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

We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. Additionally, we have completed nine Phase 1 clinical trials and one Phase 2 clinical trial of TTP054, which was a predecessor orally administered GLP-1r agonist. In our Phase 1 and Phase 2 clinical trials, TTP273 has been well tolerated with negligible incidences of nausea and vomiting. Based on the results of our completed Phase 1 and 2 clinical trials of TTP273, we believe TTP273 to have the potential to provide both competitive efficacy and superior tolerability versus peptide GLP-1r analogues.

Completed Phase 2 LOGRA Study

Our completed Phase 2 LOGRA study of TTP273 was a 12-week study conducted in 30 centers in the United States in 174 patients with type 2 diabetes on stable doses of metformin. In the LOGRA study, the patients were randomized to receive either placebo or TTP273 at doses of 150 mg once or twice daily.  Patients in the once and twice daily treatment arms had mean placebo-subtracted HbA1c differences of -0.86 percent and -0.71 percent, respectively. HbA1c increased by 0.15 percent in patients randomized to placebo. Although the study was not powered to demonstrate weight loss, trends were observed with patients losing on average 0.9 kg and 0.6 kg in the once and twice daily arms, respectively. An increase in weight of 0.05 kg was observed in the placebo group. TTP273 was well tolerated with no incidence of vomiting in the TTP273-treated groups and an incidence of nausea lower than that in the placebo group: 7.3% in the Placebo arm, 3.4% in QPM arm and 5.0% in the BID arm.

Huadong License Agreement

Following the successful LOGRA Study of TTP273, on December 21, 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained a license to develop and commercialize the GLP-1r program in China and other Pacific Rim territories.  Refer to “Business – License and Research Agreements – Huadong License Agreement” for additional details.

Additional Pipeline Opportunities

We are also developing a portfolio of additional investigational drug candidates for the treatment of inflammatory disorders.  Such candidates include: (1) a novel PDE4 inhibitor (HPP737) with a low potential for emesis which may allow an expanded therapeutics scope than currently marketed products in Psoriasis and Atopic Dermatitis.  HPP737 has been licensed to Newsoara Biopharma Co., Ltd., (“Newsoara”) for development in China, Hong Kong, Macau, Taiwan and other pacific rim countries.  Refer to “Business – License and Research Agreements – Newsoara License Agreement” for additional details; and (2) a BACH1/NRF2 modulator (HPP971), which we continue to develop via research collaborations.  These additional candidates have been through varying stages of preclinical and Phase 1 testing and we have submitted investigational new drug applications (“INDs”) for certain of them to the FDA.

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

Intellectual Property

Patents

The IP portfolio for azeliragon includes issued patents in 20 countries and territories, including the U.S, Europe, Japan, Canada, Australia, and China, directed to azeliragon as a composition of matter.  The issued U.S. patent covering azeliragon as a composition of matter will expire no earlier than 2024 but may expire as late as 2029, if we obtain and apply the maximum possible extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).  Patents covering azeliragon as a composition of matter outside the United States will expire no earlier than 2023 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for azeliragon also includes patent families in multiple jurisdictions covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations.  These additional patent families have expiration dates ranging from 2028 through potentially 2039.  The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028 but may expire as late as 2033, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act can only be applied to a single patent following approval.   The issued U.S. patent covering a method of treating patients with mild Alzheimer’s disease by administering about 5 mg per day of azeliragon expires in 2034.

The IP portfolio for TTP399 includes issued patents in over 35 countries and territories, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP399 as a composition of matter.  The issued U.S. patent covering TTP399 as a composition of matter will expire no earlier than 2025 but may expire as late as 2030, assuming we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP399 as a composition of matter outside the United States will expire no earlier than 2025 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof. Some patents and patent applications covering TTP399 as a composition of matter are licensed from Novo Nordisk A/S, while others are owned by us.  The IP portfolio for TTP399 also includes patent families in multiple jurisdictions covering combinations of TTP399 with metformin, DPP-4 inhibitors, GLP-1r agonists, or insulin, patent families covering two different solid formulations of TTP399, and a patent family covering methods of treating type 1 diabetics using TTP399 in combination with insulin.  These additional patent families have expiration dates ranging from 2031 through potentially 2039.

The IP portfolio for the GLP-1r program includes issued patents in over 35 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP273 as a composition of matter.  The issued U.S. patent covering TTP273 as a composition of matter will expire no earlier than 2030, and may expire as late as 2035, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for TTP399 also includes patent families in multiple jurisdictions covering combinations of TTP273 and metformin, synthetic precursors to TTP273, and dosage regimens of TTP273.  These additional patent families have expiration dates ranging from 2032 through potentially 2039.

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

The Reneo License Agreement, unless terminated earlier, will continue until expiration of all royalty obligations of Reneo to us.  Either party may terminate the Reneo License Agreement for the other party’s uncured material breach.  Reneo may terminate the Reneo License Agreement at will upon prior written notice.  Upon expiration (but not earlier termination) of the Reneo License Agreement, the licenses granted to Reneo will survive on a royalty-free basis in perpetuity.

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

Under the terms of the Huadong License Agreement, Huadong has paid us an initial license fee of $8.0 million, and we are eligible to receive potential development and regulatory milestone payments totaling up to $25.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, we are eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

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

Newsoara License Agreement

On May 31, 2018, we entered into a license agreement with Newsoara (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim countries (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, we obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to our PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.

Under the terms of the Newsoara License Agreement, Newsoara paid us an upfront cash payment of $2.0 million. We are eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $63.0 million.  In addition, Newsoara is obligated to pay us royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.

Under the terms of the Newsoara License Agreement, Newsoara will be responsible for the development and commercialization of the licensed products in the Newsoara License Territory, at its cost, and is required to use commercially reasonable efforts with respect to such development and commercialization efforts.

The Newsoara License Agreement, unless terminated earlier, will continue until expiration of all royalty obligations of Newsoara to us.  Either party may terminate the Newsoara License Agreement for the other party’s uncured material breach.  Newsoara may terminate the Newsoara License Agreement at will upon prior written notice.  Upon expiration (but not earlier termination) of the Newsoara License Agreement the licenses granted to Newsoara will survive on a royalty-free basis in perpetuity.

JDRF Agreement

In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399, in type 1 diabetes.  We have completed enrollment of the part 1 learning phase and expect to report results for this portion of the study in June 2019.  We have begun the start-up activities for the part 2 confirming phase and expect to report results for this portion of the study in the latter part of the first quarter of 2020.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

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

Columbia University

In May 2015, we entered into a New Exclusive License Agreement (the “Columbia License Agreement”) with The Trustees of Columbia University in the City of New York (“Columbia”) whereby we obtained a worldwide, exclusive license, with the right to grant sublicenses under certain Columbia RAGE-related patent rights to discover, develop, manufacture, use, sell, have sold, import, have made, offer to sell, rent, or lease RAGE-inhibiting small molecules, including azeliragon. We also obtained a worldwide right to use certain RAGE-related research information and material. Under the terms of the Columbia License Agreement, we are required to pay an annual fee of $0.1 million, a potential milestone payment of $0.8 million and royalty payments at low-single digit royalty rates based on the net sales of licensed products.  We notified Columbia of our intent to terminate this agreement in December 2018.

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

Potential Competing Products – Alzheimer’s Disease

There are currently limited approved treatments for AD in the United States and existing therapies treat only the symptoms of the disease, rather than targeting the underlying mechanisms. The approved symptomatic AD therapies in the United States fall into two classes, AChEIs and glutamatergic modulators. If we are successful in our development of azeliragon as a treatment of probable Alzheimer’s dementia in patients with type 2 diabetes, it would be used as a treatment of this narrower patient group rather than as a treatment of AD in all patients.  Further, if it is approved, its mechanism of action may be complementary to existing standard of care, as well as that of drug candidates with differentiated mechanisms currently in development for AD, including anti-Aβ monoclonal antibodies, BACE inhibitors, tau aggregation inhibitors and monoamine oxidase-b inhibitors. This will allow the opportunity for co-administration with these other drug candidates if they are successfully developed.  We are not aware of any other clinical-stage RAGE inhibitor investigational products being developed for the treatment of AD.

Potential Competing Products – Type 2 Diabetes

If approved, we expect that our type 2 diabetes investigational drug candidates will compete with currently available non-insulin medication products for type 2 diabetes. These products include the following:

•	Injectable GLP-1r agonists, such as exenatide or liraglutide, which mimic a naturally occurring hormone that stimulates the pancreas to secrete insulin when blood glucose levels are high.
•	DPP-4 inhibitors, such as sitagliptin or saxagliptin, are a class of drugs that work by blocking the enzyme that normally degrades GLP-1.
•	Sulfonylureas and meglitinides, which are classes of drugs that act on the pancreatic cells to stimulate the secretion of insulin.
•	Thiazolidinediones, such as pioglitizone, and biguanides, such as metformin, which lower blood glucose by improving the sensitivity of cells to insulin or diminishing insulin resistance.
•	Alpha-glucosidase inhibitors, which lower the amount of glucose absorbed from the intestines, thereby reducing the rise in blood glucose that occurs after a meal.
•	SGLT-2 inhibitors, such as dapagliflozin and canagliflozin, are a class of medications that lower blood glucose by increasing glucose excretion in urine.

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

•

Oral GLP-1r agonists: Diabetology Ltd., Heptares Therapeutics Ltd., Novo Nordisk, Eli Lilly, Pfizer, and Oramed Pharmaceuticals Inc., are among the companies evaluating oral GLP-1r agonists in clinical or preclinical studies.

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

Collaboration Revenue and Customers

The majority of our collaboration revenue for the years ended December 31, 2018, 2017 and 2016 is related to our licenses of certain compounds in the pre-clinical stage or clinical stage, including the Huadong License Agreement, the Reneo License Agreement, the Newsoara License Agreement and the Calithera License Agreement.  Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests coupled with research activities performed by our personnel.  While we are continuing to seek partnership opportunities for our assets, we continue to focus on the development of azeliragon, TTP273 and TTP399 in the US.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act (“FDCA”), and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice (“DOJ”), or other government entities, including state agencies.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice (“GLP”), regulations and standards;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices (“GCP”);

•

preparation and submission to the FDA of a new drug application (“NDA”), for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice (“GCP”), including review and approval by an independent ethics committee (“IEC”), and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (“DSMB”). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”), for public dissemination on its ClinicalTrials.gov website.

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

Special Protocol Assessment

The special protocol assessment (“SPA”) process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial design and data analysis plans, within 45 days of receipt of the request.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities (“NMEs”), are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

With passage of the 21st Century Cures Act (the “Cures Act”), in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Finally, the FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.  The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”).  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCA”), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA (“Hatch-Waxman Act”), Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”), to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug (“RLD”).

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity (“NCE”), is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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

Finally, based on the conduct of some of our clinical trials overseas, we are also subject to the Foreign Corrupt Practices Act that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•

extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

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

 On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (“EU”) (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of December 31, 2018, we had 52 employees, of which at least 20 hold graduate degrees (including 15 doctorate degrees) and 31 are engaged in full-time research and development activities.

On December 11, 2018, we initiated a corporate restructuring to align with a strategic decision to continue the development of our drug candidates using external resources rather than internal resources (the “Restructuring”). The Restructuring will allow us to reduce costs while continuing to conduct clinical trials, to support existing partnerships that are advancing development of additional assets, and to pursue new licensing and partnership opportunities. The Restructuring includes a reduction in our workforce affecting approximately 65% of our employees, as of December 31, 2018.

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

We are a clinical-stage biopharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $8.7 million, $16.1 million and $16.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had a total accumulated deficit of approximately $233.9 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of azeliragon, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

We will need additional capital to complete the development and commercialization of azeliragon and our other drug candidates, and there is a substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we undertake additional clinical trials of azeliragon and our other drug candidates and continue to work on our other research programs. Our current capital will not be sufficient for us to complete the development of our drug candidates. As such, we will need to raise additional capital to fund continuing drug development including to finance the adaptive Phase 2/3 trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, the future development of our other drug candidates, the portion of the clinical trial costs imposed upon us by the Huadong License Agreement and the JDRF Agreement for TTP273 and TTP399, respectively, and prior to the commercialization of any of our drug candidates. We are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the proposed clinical trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under the letter agreement between vTv and MacAndrews  & Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) dated as of December 11, 2018 (the “December Letter Agreement”), for its commitment to invest up to $10.0 million over a one-year period, of which $4.0 million is still available to us as of February 14, 2019. We also will need to raise substantial additional capital in the future to conduct further clinical trials of azeliragon, TTP399, and TTP273 and to continue developing our other drug candidates. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us under the December Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We have entered into the December Letter Agreement with M&F Group, the terms of which are more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.  Any shares of our Class A common stock that are sold pursuant to the December Letter Agreement will dilute the interest of our stockholders. In addition, in connection with the December Letter Agreement and previous similar letter agreements, we also issued to M&F Group warrants to purchase 1,057,455 shares of our Class A common stock. Sales of Class A common stock under the December Letter Agreement or the related warrants may result in substantial dilution to existing investors.

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

We have a significant amount of debt.  As of December 31, 2018, the total principal amount of our debt was $14.9 million, all of which was incurred under the venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank Loan Agreement.

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

We have expended considerable resources and efforts on the development of azeliragon.  In April 2018, we announced that results from Part A of our Phase 3 STEADFAST Study did not meet either co-primary efficacy endpoint as required by the SPA with the FDA.  Following the April 2018 announcement, we discontinued clinical trials involving azeliragon, including Part B and open label extension.

At the time of the closure of Part B, a substantial number of participants completed 12 months of treatment under the study protocol. Based on the subpopulation data analyses from Part A and the prior azeliragon trials, we prepared and submitted a revised SAP to the FDA for Part B that pre-specified a target population for the primary study analysis at 12 months.  In June 2018, we announced that the results from Part B did not meet either co-primary efficacy endpoint.

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

The failure of Parts A and B of the STEADFAST Study to meet their co-primary endpoints is expected to delay the potential commercialization of azeliragon and may make such commercialization more difficult or impossible.  We will need to commence and complete additional clinical trials that satisfy the specified primary endpoint criteria, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA or other comparable regulatory authorities, and, if approved, successfully market and commercialize azeliragon.  There is no guarantee that we will be able to successfully complete these steps.  As an organization, we have never completed a successful Phase 3 clinical trial or submitted a New Drug Application before, and we may be unsuccessful in doing so for azeliragon.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, our Phase 3 STEADFAST Study in mild AD patients failed to meet its co-primary endpoints in either sub-study, and the B-Study was discontinued early due to the results of the A-Study.  However, subsequent post-hoc subgroup analyses conducted using information from the STEADFAST Study found that a subgroup of azeliragon-treated patients with type 2 diabetes showed benefit to azeliragon.  Based on these results, we have initiated start-up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  See further discussion under “Business—Our Alzheimer’s Program—Azeliragon—Phase 3 STEADFAST Study.” While we plan to explore developing azeliragon for the treatment of patients of this subgroup, there can be no assurance that the results a future trial, if any, would be successful or consistent with our previous findings.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of our future clinical trials of azeliragon or our other drug candidates do not achieve the primary efficacy endpoints or demonstrate safety, the prospects for approval of azeliragon would be materially and adversely affected.  If azeliragon or our other drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed.

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

Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our drug candidates. For example, our Phase 3 STEADFAST Study in mild AD patients failed to meet its co-primary endpoints in either sub-study, and the B-Study was discontinued early due to results of the A-Study. Our clinical development programs for azeliragon and our other drug candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our drug candidates from being marketed and would prevent us from generating revenue from our drug candidates, which would have a material and adverse effect on our business.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain, and failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions. We may be unable to submit any new drug application (“NDA”), in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our drug candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our drug candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our drug candidates.

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

In December 2016, the 21st Century Cures Act (“Cures Act”), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. We do not know whether current or future clinical trials of azeliragon or our other drug candidates will begin on time or at all or will be completed on schedule or at all. The commencement, enrollment and completion of our clinical trials can be delayed for a variety of reasons, including:

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

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	inability to obtain institutional review board (“IRB”), approval to conduct a clinical trial;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	failure to pass inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	failure of any contract manufacturing organizations (“CMOs”), that we use to comply with current Good Manufacturing Practices (“cGMPs”);
•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•	failure to demonstrate benefit from using the drug;
•	changes in the regulatory requirement and guidance; or
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

We have never submitted an NDA before and may be unable to do so for azeliragon and other drug candidates we are developing.

The submission of a successful NDA is a complicated process. As a team, we have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before.  Consequently, we may be unable to successfully and efficiently execute and complete clinical trials in a way that leads to an NDA submission and approval of any of our drug candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of the drug candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of the drug candidates we are developing.

Our drug candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Serious adverse events or undesirable side effects from any of our drug candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical trials may show that our drug candidates cause serious adverse events or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities or could result in a more restrictive label if our drug candidates are approved.

If any of our drug candidates cause serious adverse events or undesirable side effects either during clinical development, or after marketing approval, if obtained:

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

Azeliragon and a number of our other drug candidates have novel mechanisms of action. Azeliragon targets RAGE, a novel mechanism of action for the treatment of AD. We are not aware of any other products under development that target RAGE. Our future success depends on our ability to complete any future trials successfully, obtain market approval for and successfully commercialize our drug candidates, as well as our ability to develop and market those drug candidates. The scientific discoveries that form the basis of our drug candidates are relatively new. We are not aware of any other drugs for the treatment of AD that have the same mechanism of action as azeliragon and even if azeliragon is approved, physicians may not be willing to use it. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we may not become profitable and the value of our common stock may decline.

Evidence of the effectiveness of azeliragon in patients with type 2 diabetes is limited to post-hoc sub-group analyses generated in our STEADFAST Study and a single Phase 2b study.  These results may not be replicated in future clinical trials of azeliragon, and the FDA may not approve azeliragon for commercial use.

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

We conducted a portion of the STEADFAST Study outside the United States.  Also, we are required to conduct a portion of the Phase 2 MRCT outside the United States pursuant to the Huadong License Agreement. We may in the future choose to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

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

The commercial success of our drug candidates, if approved, will depend upon the acceptance of these products among physicians, healthcare payors, patients and others in the medical community. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic or biosimilar drug companies, universities and other research institutions. Our drug candidates, if successfully developed and approved, will compete in crowded and competitive markets. In order to compete with approved products, our drug candidates will need to demonstrate compelling advantages. We believe the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety and tolerability profile, mechanism of action, control and predictability, convenience of dosing and price and reimbursement. Azeliragon, is being developed for use in the treatment of probable Alzheimer’s dementia in patients with type 2 diabetes. If approved for this indication, new competitors may emerge and azeliragon may face competition from several therapies currently in clinical development for AD that address different mechanisms of action than azeliragon and may serve as treatments for a broader population group than azeliragon.

Potential competitors with products in late stage clinical development are Biogen Inc, with its drug candidate aducanumab and Roche with its drug candidate gantenerumab.

Our drug candidates TTP399 and TTP273, compounds for treating type 2 diabetes, would compete with both marketed non-insulin anti-diabetic medications and non-insulin anti-diabetic agents that are in clinical development. Competition is high among novel drug classes for the treatment of type 2 diabetes. Products that are currently available that may compete with TTP399 and TTP273 include DPP-4 inhibitors, such as sitagliptin or saxagliptin, SGLT-2 inhibitors, such as dapagliflozin and canagliflozin, and GLP-1 agonists, such as liraglutide and exenatide. Companies with GKAs in clinical development that may compete with TTP399 include Hua Medicine Ltd., Yabao Pharmaceutical Co, Inc., Pegbio Co. Ltd. and Teijin Pharma Limited.  Oral GLP-1 agonists in clinical development that may compete with TTP273 include oral semaglutide being developed by Novo Nordisk A/S and ORMD-0901 being developed by Oramed.

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

Our ability to commercialize our products successfully may be negatively affected by the ongoing efforts of governmental and third-party payors to contain the cost of health care. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Even if we succeed in bringing any of our drug candidates to the market, we may not be considered cost-effective, and governmental or third-party payor coverage and reimbursement might not be available or sufficient. If adequate governmental or third-party coverage or reimbursement is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing.

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

Any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our drug candidates or seek to renegotiate or terminate their relationships with us. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our drug candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

We rely on third parties to conduct, supervise and monitor certain of our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on contract research organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of certain of our clinical trials. While we have agreements governing their activities, and continue to monitor their compliance with those agreements as well as federal standards and regulations, we have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

We do not have multiple sources of supply for the components used in our drug candidates. We also do not have long-term supply agreements with any of our suppliers. If for any reason we are unable to obtain drug substance or drug product from the manufacturers we select, we would have to seek to obtain these from other manufacturers. We may not be able to establish additional sources of supply for our drug candidates, or may be unable to do so on acceptable terms. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our drug candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions.

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

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of our drug candidates or, if we obtain regulatory approval for our drug candidates, to commercialize them.

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

As of December 31, 2018, we were the owner of record of 63 issued U.S. patents and at least 320 issued non-U.S. patents, as well as the licensee of at least 3 issued U.S. patents and at least 33 issued non-U.S. patents. As of December 31, 2018, we were actively pursuing 23 U.S. patent applications, of which eight are provisional and 15 are non-provisional and at least 87 non-U.S. patent applications in twelve or more jurisdictions as the owner of record.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors or licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims or inventorship. If we or our current licensors or licensees, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated.  Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties.  Therefore, such patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.  If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the United States Patent and Trademark Office (“USPTO”) Patent Trial and Appeals Board at any time within the one year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions. In the United States, Europe and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. For example, the U.S. patent providing composition of matter protection for azeliragon is scheduled to expire in 2024, but if we obtain the maximum possible extension in the United States, a period of patent extension for the approved azeliragon product could extend as late as 2029. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the original expiration dates of our patents, and our business may be materially harmed.

Risks Relating to Employee Matters and Managing Growth

We may need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we advance our drug candidates through preclinical studies and clinical trials and develop new drug candidates, we may need to increase our product development, scientific and administrative headcount to manage these programs. If we commercialize our products, we may need to expand our staff further, particularly in sales and marketing. See “—Risks Relating to the Commercialization of Our Drug Candidates.” We do not presently have the capability to sell, distribute and market our drug candidates. If we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our drug candidates successfully. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. In addition, our recent corporate restructurings may have impacted employee morale and may lead to higher rates of voluntary attrition compared to prior years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers and key employees. If we lose one or more of our executive officers or key personnel, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees may terminate their employment at any time. Replacing executive officers and key employees may be difficult, will be costly and may take an extended period of time because of the limited number of individuals in our industry with the mix of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Our failure to attract and retain key personnel could materially harm our business.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with applicable provisions of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

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

Because we have limited financial and human resources, we have here to date focused primarily on the regulatory approval of azeliragon. As a result, we may have foregone or delayed the pursuit of opportunities with other drug candidates or for other indications that could later prove to have had greater commercial potential. Our future resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or products we develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or delay or cancellation of clinical trials;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;

•	the inability or delay in our ability to commercialize any products we develop; and
•	a decline in our share price.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop. We currently carry clinical trial liability insurance in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing for any drug product, we intend to expand our insurance coverage to include the sale of that product, however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Our shares of Class A common stock began trading on The NASDAQ Global Market on July 30, 2015 and its listing was transferred to The NASDAQ Capital Market on October 30, 2018. Given the limited trading history of our Class A common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our Class A common stock and thereby affect the ability of our stockholders to sell their shares.

Our stock price may decline and we may not be able to maintain compliance with NASDAQ listing requirements.

Our Class A common stock is listed on The NASDAQ Capital Market, which imposes certain minimum continued listing requirements.  If compliance with these requirements is not maintained, NASDAQ may make a determination to delist our Class A common stock.

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

As of December 31, 2018, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 13,232,785 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 83.6% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

We have entered into the December Letter Agreement with M&F Group and previously entered into other similar letter agreements with MacAndrews. Under the December Letter Agreement, we have the right to sell to M&F Group shares of our Class A common stock at set prices, and M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same prices.  An aggregate of $10.0 million worth of Class A common stock may be sold under the December Letter Agreement (whether at our or M&F Group’s option), with $4.0 million remaining to be sold as of February 14, 2019.  In addition, in connection with the December Letter Agreement and previous letter agreements, we also issued M&F Group warrants to purchase shares of our Class A common stock at set prices.  The warrants are exercisable for seven years from their issuance.  Sales of shares of Class A common stock to M&F Group under the December Letter Agreement or pursuant to the exercise of the related warrants (or resales by M&F Group of such shares) could negatively affect our stock price, as could the anticipation of such sales or resales.

On August 13, 2015, we filed a registration statement under the Securities Act registering 3,250,000 shares of our Class A common stock reserved for issuance under our 2015 Plan.  As part of our Loan Agreement, we issued warrants to purchase 190,586 shares of our Class A common stock to our lenders.

On February 27, 2018, we filed a shelf registration statement on Form S-3 through which we may offer and sell from time to time shares of our Class A common stock with an aggregate initial offering price of up to $250,000,000.  However, in no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.

Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, the exercise of outstanding warrants or pursuant to the Loan Agreement or the December Letter Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities, including under the December Letter Agreement and warrants issued to M&F Group, and such sales could result in substantial dilution to existing investors.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from the date of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

As a result of the Restructuring, we do not expect to require in-house laboratory space in future periods, and our expected need for office space has decreased.  Since our current facility lease expires in December 2019, we expect to seek to negotiate new leases or look for alternate space for our operations. We believe that appropriate alternative space is readily available and expect that our facility costs will decrease as a result of the change.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Capital Market under the symbol “VTVT”.

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by the Company.  Our ability to pay dividends is restricted by our Loan Agreement.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Holders

As of February 25, 2019, there were approximately 21 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018.  The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	1,790,836	$8.57	1,459,164
Equity compensation plans not approved by security holders
Total	1,790,836		1,459,164

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018 and 2017 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 and 2014 set forth below has been derived from the audited financial statements for such year not included in this Annual Report on Form 10-K.  The historical periods presented here are not necessarily indicative of future results.

	Year Ended December 31,
(dollars in thousands, except for per share data)	2018	2017	2016	2015	2014
Statement of operations data:
Revenue	$12,434	$291	$634	$519	$1,549
Research and development	23,035	39,640	45,748	29,584	18,729
General and administrative	9,223	11,333	9,906	9,077	11,717
Total operating expenses	32,258	50,973	55,654	38,661	30,446
Loss from operations	(19,824)	(50,682)	(55,020)	(38,142)	(28,897)
Other expense, net	(3,821)	(3,165)	(333)	(2,965)	(7,204)
Income tax provision	200	800	—	—	—
Net loss attributable to noncontrolling interest	(15,934)	(38,503)	(39,001)	(13,609)	—
Net loss attributable to vTv Therapeutics Inc.	(7,911)	(16,144)	(16,352)	(27,498)	(36,101)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(8,650)	(16,144)	(16,352)	(27,498)
Net loss per share, basic and diluted (1)	$(0.69)	$(1.67)	$(1.71)	$(3.32)
Weighted average number of shares outstanding, basic and diluted	12,449,236	9,693,254	9,545,527	8,276,520

Balance sheet data:	2018	2017	2016	2015	2014
Cash and cash equivalents	$1,683	$11,758	$51,505	$88,003	$1,384
Working capital	(15,364)	(6,567)	40,683	81,460	(5,253)
Total assets	8,559	27,917	54,495	91,532	12,951
Current liabilities	18,837	26,929	11,434	7,726	6,864
Long-term debt, net of current portion	6,330	15,316	11,058	—	29,420
Deferred revenue, net of current portion	1,067	4,497	—	—	—
Other liabilities, net of current portion	2,696	782	433	245	37,387
Redeemable convertible preferred units	—	—	—	—	438,086
Redeemable noncontrolling interest	62,482	131,440	122,515	161,531	—
Total stockholders'/members’ deficit	(82,853)	(151,047)	(90,945)	(77,970)	(498,806)

(1)

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

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a powerful pipeline of clinical drug candidates, led by our programs for the treatment of mild Alzheimer’s disease (“AD”) and diabetes. Our drug candidate, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”), for which we have initiated start-up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  We are currently finalizing a protocol for the study, negotiating with clinical research organizations to support study conduct activities for the trial and beginning the site selection process.  We expect to initiate patient enrollment in this study in mid-2019.

Our type 2 diabetes drug candidates include TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), for which we successfully completed a Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”), and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), for which we successfully completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”).

We are also developing TTP399 for type 1 diabetes.  In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics. We have completed enrollment of the part 1 learning phase and expect to report results for this portion of the study in June 2019.  We have begun the start-up activities for the part 2 confirming phase and expect to report results for this portion of the study in the latter part of the first quarter of 2020.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

We have also entered into partnerships with other pharmaceutical companies to continue the development of our GLP-1r, PDE4, and PPAR-δ programs.  In December 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, in China and certain other Pacific Rim countries, including Australia and South Korea.  We also entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”) in December 2017, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta agonist program, including the compound HPP593.  Finally, in May 2018, we entered into a License Agrement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim countries. For more information regarding the JDRF Agreement, the Huadong License Agreement, Reneo License Agreement and the Newsoara License Agreement, see Part 1 – Item 1 – “Business – Intellectual Property – License and Research Agreements” of this Annual Report.

In addition to the above, we continue to advance the nonclinical development of our NRF2 pathway program through industry and academic collaborations.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our investigational drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through December 31, 2018, we (including our predecessor companies) have funded our operations primarily through:

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

•

borrowings totaling $20.0 million from a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) in October 2016 and March 2017; and

•

letter agreements (the “Prior Letter Agreements”) with M&F Group in December 2017 and July 2018, under which we had the right to sell to M&F Group shares of our Class A common stock at a price equal to $4.38 and $1.33 per share, respectively, and M&F Group had the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate maximum of $10.0 million worth of Class A common stock that may be sold under each Letter Agreement, whether at our option or M&F Group’s); and

•

and December 2018, under which, we had the right to sell to M&F Group shares of our Class A common stock at a price equal to $1.84 per share, respectively, and M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate maximum of $10.0 million worth of Class A common stock that may be sold under each Letter Agreement, whether at our option or M&F Group’s).

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidates, azeliragon, TTP273 and TTP399;
•	seek to obtain regulatory approvals for our lead drug candidates;
•	prepare for the potential commercialization of our lead drug candidates;
•	expand our research and development activities and advance our clinical programs; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we will need to raise additional capital to fund continuing drug development prior to the commercialization of any of our drug candidates, including to finance the adaptive Phase 2/3 trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We are evaluating several financing strategies to fund the proposed clinical trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, including direct equity investments and future public offerings of our common stock.  Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

From our inception through December 31, 2018, we have incurred approximately $564.9 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Direct research and development expense:
Azeliragon	$13,507	$28,206	$29,430
TTP399	879	418	2,598
TTP273	109	352	3,838
Other projects	586	1,001	1,353
Indirect research and development expense	7,954	9,663	8,529
Total research and development expense	$23,035	$39,640	$45,748

We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of azeliragon and further advance the development of our other drug candidates, subject to the availability of additional funding.  In December 2018, we initiated a corporate restructuring to use external resources rather than internal resources in the development of our drug candidates.  This restructuring includes a significant reduction in our workforce, which is expected to result in lower personnel costs in future periods, but some of these expected reductions may be offset by higher costs for outsourced services, severance payments and other related expenses.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses related to the adjustment of the fair value of the warrants issued to MacAndrews in connection with the Letter Agreements.

Results of Operations

Comparison of the year ended December 31, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2018	2017	Change
Revenue	$12,434	$291	$12,143
Operating expenses:
Research and development	23,035	39,640	(16,605)
General and administrative	9,223	11,333	(2,110)
Total operating expenses	32,258	50,973	(18,715)
Operating loss	(19,824)	(50,682)	30,858
Interest income	61	117	(56)
Interest expense	(3,290)	(3,092)	(198)
Other expense, net	(592)	(190)	(402)
Loss before income taxes	(23,645)	(53,847)	30,202
Income tax provision	200	800	(600)
Net loss before noncontrolling interest	(23,845)	(54,647)	30,802
Less: net loss attributable to noncontrolling interest	(15,934)	(38,503)	22,569
Net loss attributable to vTv Therapeutics Inc.	$(7,911)	$(16,144)	$8,233

Revenues

Revenues were $12.4 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. The revenue earned during each of these years relates to our license agreements.  We recognize the portion of the consideration received allocated to the license deliverable for each of these agreements over the requisite knowledge transfer or research service periods which were completed during 2018 for both the Huadong and Newsoara License Agreements.  The portion of revenue allocated to the other deliverables under the license agreements will be recognized as performance occurs.  A minimal amount of revenue was recognized in 2017 for the Huadong and Reneo License Agreements as those agreements were entered into in December 2017.

Research and Development Expenses

Research and development expenses were $23.0 million and $39.6 million for the years ended December 31, 2018 and 2017, respectively. The decrease in research and development expenses during this period of $16.6 million, or 41.9%, was primarily due to:

•

A decrease in clinical trial costs of $14.7 million for azeliragon from 2017, which was mainly driven by decreases of $12.0 million related to the termination of our STEADFAST and OLE studies in early April 2018, decreases of $1.9 million related to the cost of other completed or discontinued adjunct studies for azeliragon and decreases in compound manufacturing costs of $1.4 million.  These decreases were offset by increases of $0.6 million related to the cost of consultants used to provide analysis of the STEADFAST Study results and advice in advance of discussions with regulatory agencies;

•	An increase in clinical trial costs of $0.5 million for TTP399 from 2017, which was driven by higher spending on the simpliciT-1 trial which began in late 2017 and is currently enrolling patients; and
•

A decrease in other research and development costs of $1.7 million, primarily driven by a decrease in the expense related to share-based awards and incentive-based compensation costs expected to be paid to our employees.

General and Administrative Expenses

General and administrative expenses were $9.2 million and $11.3 million for the years ended December 31, 2018 and 2017, respectively. The decrease in general and administrative expenses during this period of $2.1 million, or 18.6%, was primarily due to decreases in expenses for share-based awards, incentive-based compensation and professional services.

Interest Expense, Net

Interest expense, net was $3.3 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively. Interest expense primarily relates to our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the Years Ended December 31, 2017 and 2016

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

Revenues

Revenues were $0.3 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The revenue earned during the year ended December 31, 2017 primarily relates to the Huadong and Reneo License Agreements, which were entered into in December 2017.  The revenue earned during the year ended December 31, 2016 was primarily attributable to our former license agreement with Calithera.  We recognize the portion of the consideration received allocated to the license deliverable for each of these agreements over the requisite knowledge transfer or research service periods.  The portion of revenue allocated to the other deliverables under the license agreements will be recognized as performance occurs.

Research and Development Expenses

Research and development expenses were $39.6 million and $45.7 million for the years ended December 31, 2017 and 2016, respectively. The decrease in research and development expenses during this period of $6.1 million, or 13.4%, was primarily due to:

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

•

A decrease in clinical trial costs of $2.2 million for TTP399 from 2016, which was mainly driven by lower costs for the AGATA Study due to its completion in August 2016, partially offset by spending on the simpliciT-1 trial, which began in late 2017;

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

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2018, we had an accumulated deficit of $233.9 million.  Since our inception, we have experienced a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our unrestricted balance of cash and cash equivalents of $1.7 million and the $8.5 million of remaining funds available under the Letter Agreements as of December 31, 2018.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into March 2019.  These factors raise substantial doubt regarding our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are evaluating several financing strategies to fund the proposed clinical trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

Letter Agreements

The Company has entered into the December Letter Agreement and the Prior Letter Agreements (collectively, the “Letter Agreements”) with M&F Group.  Under the terms of the Letter Agreements, the Company has or had the right to sell to M&F Group shares of its Class A Common Stock at a specified price per share, and M&F Group has or had the right (exercisable up to three times)

to require the Company to sell to it shares of Class A Common Stock at the same price.  An aggregate of $20.0 million worth of Class A Common Stock were sold under the Prior Letter Agreements and a further $10.0 million worth of Class A Common Stock may be sold under the December Letter Agreement (whether at the Company’s or M&F Group’s option).  In addition, in connection with the entrance into these Letter Agreements, the Company also issued to M&F Group warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.  On October 26, 2018, we entered into amendments with M&F Group to the Letter Agreement Warrants associated with the Prior Letter Agreements, which removed certain anti-dilution provisions of those Letter Agreement Warrants.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement
Specified purchase price per share	$4.38	$1.33	$1.84
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019
Shares available to be issued under related warrants	198,267	518,654	340,534
Exercise price of related warrants	$5.04	$1.53	$2.12
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of December 31, 2018	2,283,105	7,518,797	815,217
Remaining shares to be issued as of December 31, 2018	—	—	4,619,566

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

Cash Flows

	Year Ended
	December 31,
	2018	2017
(dollars in thousands)
Net cash used in operating activities	$(26,856)	$(44,560)
Net cash provided by (used in) investing activities	7	(25)
Net cash provided by financing activities	16,612	7,500
Net decrease in cash and cash equivalents	$(10,237)	$(37,085)

Operating Activities

For the year ended December 31, 2018, our net cash used in operating activities decreased $17.7 million from the prior year.  The decrease in uses of cash was primarily driven by lower spending on our clinical trials during 2018 coupled with the impact of changes in working capital.

Investing Activities

For the years ended December 31, 2018 and 2017, net cash used in investing activities was insignificant.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $16.6 million compared to net cash provided by financing activities of $7.5 million for the year ended December 31, 2017, resulting in an increase of $9.1 million.  This increase was driven by the need for additional sources of financing in 2018 to support our ongoing operations and debt service requirements.

Future Funding Requirements

To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate revenue from drug sales unless and until we obtain regulatory approval of and commercialize any of our drug candidates. At the same time, we expect our expenses to continue or to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our drug candidates. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we believe that our current cash and cash equivalents and other committed sources of funds under the Letter Agreements will allow us to meet our liquidity requirements into March 2019.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the proposed clinical trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	The progress, costs, results and timing of our planned adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes;
•	the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the Letter Agreements. However, we are evaluating several financing strategies to fund the proposed clinical trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the December Letter Agreement with M&F Group which, as of December 31, 2018, provide us the right to sell to M&F Group an additional 4,619,566 shares of our Class A Common Stock at a price equal to $1.84 per share.  Further, M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A Common Stock at the same price.  As of December 31, 2018, we had received funding of $21.5 million under the Letter Agreements and, in exchange, had issued a total of 10,617,119 shares of our Class A Common Stock.

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

Revenue Recognition

The majority of our revenue results from its license and collaboration agreements associated with the development of investigational drug products.  We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  For each contract meeting these criteria, we identify the performance obligations included within the contract.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  We then recognize revenue under each contract as the related performance obligations are satisfied.

The transaction price under the contract is determined based on the value of the consideration expected to be received in exchange for the transferred assets or services.  Development, regulatory and sales milestones included in our collaboration agreements are considered to be variable consideration.  The amount of variable consideration expected to be received is included in the transaction price when it becomes probable that the milestone will be met.  For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus margin approach. Revenue is recognized over the related period over which we expect the services to be provided using a proportional performance model or a straight-line method of recognition if there is no discernable pattern over which the services will be provided.

See Note 2 “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K for further information regarding the adoption of ASC Topic 606, “Revenue From Contracts With Customers” and the related changes in the recognition of revenue that were adopted on January 1, 2018.

Research and Development

Major components of research and development costs include cash compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Costs incurred in research and development are expensed as incurred.

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

Income Taxes

In connection with the IPO, vTv Therapeutics Inc. was formed. From August 1, 2015, vTv Therapeutics Inc. has been subject to corporate level income taxes.  Prior to July 30, 2015, our predecessor entities were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.

vTv Therapeutics Inc. holds vTv Units and is required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of its investment in vTv LLC.

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

On December 22, 2017, the US government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduced the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018, (2) eliminated the corporate alternative minimum tax, (3) eliminated the Section 199 deduction, and (4) changed rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted.  Additionally, SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  Based on the reduced corporate tax rate of 21%, we recorded a provisional decrease in its deferred tax assets of $5.8 million with a corresponding adjustment to the valuation allowance during the year ended December 31, 2017.  During 2018, we finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded.

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period.  The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula.  Due to the lack of sufficient historical trading information with respect to our own shares, we estimate expected volatility based on the historical volatility of our own stock coupled with a portfolio of selected stocks of companies believed to have market and economic characteristics similar to our own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, we estimate the expected life of our outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.  The fair value of restricted stock units (“RSU”) grants are based on the market value of our Class A Common Stock on the date of grant.  We also estimate the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2018, we maintained effective internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F-4
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2018, 2017 and 2016	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

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

10.13†

Employment Agreement, dated as of December 1, 2015, by and between vTv Therapeutics LLC and Larry Altstiel, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed March 4, 2016 (File No. 001-37524)).

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

10.17

First Amendment of Venture Loan and Security Agreement and Consent, dated as of December 20, 2017, by and among the Company, vTv Therapeutics LLC, Horizon Credit II LLC and Silicon Valley Bank (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.18

Letter Agreement, dated as of December 5, 2017, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.19††

License and Research Agreement, dated as of December 21, 2017, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.20††

License and Research Agreement, dated as of December 21, 2017, by and between Reneo Pharmaceuticals, Inc. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.21††

License Agreement, dated as of May 31, 2018, by and between Newsoara Biopharma Co., Ltd. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed August 3, 2018 (File No. 001-37524)).

10.22

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the December 5, 2017 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed August 3, 2018 (File No. 001-37524)).

10.23

Letter Agreement, dated as of July 30, 2018, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed November 8, 2018 (File No. 001-37524)).

10.22

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the July 30, 2018 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed November 8, 2018 (File No. 001-37524)).

10.24*	Letter Agreement, dated as of December 11, 2018, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

10.25*	Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the December 11, 2018 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Pubic Accounting Firm.

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

Date: February 26, 2019

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey B. Kindler	Executive Chairman	February 26, 2019
Jeffrey B. Kindler

/s/ Stephen L. Holcombe	President and Chief Executive Officer	February 26, 2019
Stephen L. Holcombe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 26, 2019
Rudy C. Howard	(Principal Financial and Accounting Officer)

/s/ Steven M. Cohen	Director	February 26, 2019
Steven M. Cohen

/s/ John A. Fry	Director	February 26, 2019
John A. Fry

/s/ Craig C. Parker	Director	February 26, 2019
Craig C. Parker

/s/ Paul G. Savas	Director	February 26, 2019
Paul G. Savas

/s/ Noel J. Spiegel	Director	February 26, 2019
Noel J. Spiegel

/s/ Howard L. Weiner	Director	February 26, 2019
Howard L. Weiner

The financial statements and other disclosures contained in this report include those of vTv Therapeutics Inc. (“we”, the “Company” or the “Registrant”), which is the registrant, and those of vTv Therapeutics LLC (“vTv LLC”), which is the principal operating subsidiary of the Registrant. Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the “Company”, “we”, “us” and “our” refer to vTv Therapeutics Inc. and its consolidated subsidiaries.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of vTv Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date, the Company has not generated any product revenue, has not achieved profitable operations, has insufficient liquidity to sustain operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Raleigh, North Carolina

February 26, 2019

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share and share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,683	$11,758
Restricted cash and cash equivalents	—	162
Accounts receivable, net	—	8,000
Prepaid expenses and other current assets	666	442
Current deposits	1,124	—
Total current assets	3,473	20,362
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	70	283
Long-term investments	2,480	2,480
Long-term deposits	36	2,292
Total assets	$8,559	$27,917
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,702	$13,901
Current portion of deferred revenue	1,752	8,757
Current portion of notes payable	9,383	4,271
Total current liabilities	18,837	26,929
Notes payable, net of current portion	6,330	15,316
Deferred revenue, net of current portion	1,067	4,497
Warrant liability, related party	2,436	492
Other liabilities	260	290
Total liabilities	28,930	47,524
Commitments and contingencies
Redeemable noncontrolling interest	62,482	131,440
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 20,347,065 and 9,693,254 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	203	97
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, 23,094,221 and 23,119,246 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	232	232
Additional paid-in capital	150,595	127,682
Accumulated deficit	(233,883)	(279,058)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(82,853)	(151,047)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$8,559	$27,917

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ending December 31,
	2018	2017	2016
Revenue	$12,434	$291	$634
Operating expenses:
Research and development	23,035	39,640	44,953
Research and development – related party	—	—	795
General and administrative	9,223	11,333	9,906
Total operating expenses	32,258	50,973	55,654
Operating loss	(19,824)	(50,682)	(55,020)
Other income (loss)	46	—	(22)
Other expense – related party	(638)	(190)	—
Interest income	61	117	87
Interest expense	(3,290)	(3,092)	(398)
Loss before income taxes and noncontrolling interest	(23,645)	(53,847)	(55,353)
Income tax provision	200	800	—
Net loss before noncontrolling interest	(23,845)	(54,647)	(55,353)
Less: net loss attributable to noncontrolling interest	(15,934)	(38,503)	(39,001)
Net loss attributable to vTv Therapeutics Inc.	$(7,911)	$(16,144)	$(16,352)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(8,650)	$(16,144)	$(16,352)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.69)	$(1.67)	$(1.71)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	12,449,236	9,693,254	9,545,527

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit

(in thousands, except share data)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2015	$161,531	9,156,686	$92	23,655,814	$237	$117,686	$(195,985)	$(77,970)
Net loss	(39,001)	—	—	—	—	—	(16,352)	(16,352)
Share-based compensation	—	—	—	—	—	2,641	—	2,641
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	721	—	721
Exchange of Class B Common Stock for Class A Common Stock	(3,164)	536,568	5	(536,568)	(5)	3,164	—	3,164
Change in redemption value of noncontrolling interest	3,149	—	—	—	—	—	(3,149)	(3,149)
Balances at December 31, 2016	122,515	9,693,254	97	23,119,246	232	124,212	(215,486)	(90,945)
Net loss	(38,503)	—	—	—	—	—	(16,144)	(16,144)
Share-based compensation	—	—	—	—	—	3,645	—	3,645
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	167	—	167
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(342)	—	(342)
Change in redemption value of noncontrolling interest	47,428	—	—	—	—	—	(47,428)	(47,428)
Balances at December 31, 2017	131,440	9,693,254	97	23,119,246	232	127,682	(279,058)	(151,047)
Net loss	(15,934)	—	—	—	—	—	(7,911)	(7,911)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	2,676	—	2,676
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	10,617,119	106	—	—	21,394	—	21,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(1,308)	—	(1,308)
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(52,873)	—	—	—	—	—	52,873	52,873
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net loss before noncontrolling interest	$(23,845)	$(54,647)	$(55,353)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Gain on disposal of property and equipment, net	(12)	(11)	(2)
Depreciation expense	218	197	265
Share-based compensation expense	2,676	3,645	2,641
Change in fair value of warrants, related party	638	190	—
Amortization of debt discount	1,014	1,029	154
Changes in assets and liabilities:
Accounts receivable	8,000	(8,000)	69
Prepaid expenses and other assets	(1,135)	170	502
Employee loans receivable – related party	—	—	49
Long-term deposits	2,256	(358)	(261)
Accounts payable and accrued expenses	(6,199)	2,448	4,786
Accounts payable and accrued expenses – related party	—	—	(880)
Deferred revenue	(10,435)	10,753	(198)
Other liabilities	(32)	24	19
Net cash used in operating activities	(26,856)	(44,560)	(48,209)
Cash flows from investing activities:
Proceeds from sale of assets	12	32	4
Purchases of property and equipment	(5)	(57)	(87)
Net cash provided by (used in) investing activities	7	(25)	(83)
Cash flows from financing activities:
Issuance of Class A Common Stock to a related party under the Letter Agreements	21,500	—	—
Proceeds from debt issuance	500	7,500	12,500
Debt issuance costs	—	—	(673)
Repayment of notes payable	(5,388)	—	(33)
Net cash provided by financing activities	16,612	7,500	11,794
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(10,237)	(37,085)	(36,498)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of year	14,420	51,505	88,003
Total cash, cash equivalents and restricted cash and cash equivalents, end of year	$4,183	$14,420	$51,505
Supplemental cash flow information:
Cash paid for interest	$2,276	$2,064	$242
Cash paid for income taxes	$1,000	$—	$—

Non-cash activities:
Receipt of investment as partial consideration for license agreement	$—	$2,480	$—
Change in redemption value of noncontrolling interest	$(52,873)	$47,428	$3,149
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$151	$—	$3,164
Issuance of Letter Agreements and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$1,308	$302	$—
Issuance of warrants to purchase vTv Therapeutics Inc. Class A Common Stock	$—	$—	$923

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. Various holders own non-voting interests in vTv LLC, representing a 53.2% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 46.8% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional nonvoting common units (“vTv Units”) of vTv LLC or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B Common Stock”)) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016 and its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018 and December 2018 (the “Letter Agreements”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of the Company’s drug candidates will require additional financing.  From its inception through December 31, 2018, the Company has funded its operations primarily through a combination of debt and equity financings, research collaboration agreements, upfront and milestone payments for license agreements and private placements of preferred equity.  As of December 31, 2018, the Company had an accumulated deficit of $233.9 million and has generated net losses in each year of its existence.  The Company’s currently available sources of liquidity include the Company’s cash and cash equivalents balance as of December 31, 2018 of $1.7 million and the $8.5 million of remaining funds available under the Letter Agreements, which management believes will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents and remaining funds under the Letter Agreements will allow the Company to meet its liquidity requirements into March 2019.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  While both studies within the Phase 3 STEADFAST study failed to meet their co-primary endpoints, we have initiated start-up activities for an adaptive Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  The Company is evaluating several financing strategies to fund this clinical trial, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A Common Stock, the fair value of its Class B Common Stock, the useful lives of property and equipment and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

Accounts receivable as of December 31, 2017, consisted entirely of the upfront payment due in connection with the License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”) which was fully received in January 2018.  There were no accounts receivable at December 31, 2018 and 2016.

Three customers represented 100% of the revenue earned during the year ended December 31, 2018.  Four customers represented 100% of the revenue earned during the year ended December 31, 2017.  Two customers represented 100% of the revenue earned during the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents relate to cash that has been received through a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) but has not yet been utilized to fund the development activities required under the JDRF Agreement.  Restricted cash and cash equivalents, long-term relates to the minimum balance that the Company must maintain in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement pursuant to the Loan Agreement, as amended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2018 and 2017 that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	2018	2017
Cash and cash equivalents	$1,683	$11,758
Restricted cash and cash equivalents	—	162
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$4,183	$14,420

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance and recorded an impairment charge of $0.1 million during the year ended December 31, 2018. No such charges were recognized during the years ended December 31, 2017 and 2016.  There were no assets held for sale at December 31, 2018 or 2017.

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

No adjustments have been made to the value of the Company’s investment in Reneo since its acquisition either due to impairment or based on observable price changes.

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

The Company recorded a net reduction to its opening accumulated deficit of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606.  This impact related to the recognition of an asset for the incremental costs of obtaining contracts.

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

Income Taxes

From its formation on August 1, 2015, vTv Therapeutics Inc. has been subject to corporate level income taxes.  Prior to July 30, 2015, the Company’s predecessor entities were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.

vTv Therapeutics Inc. is required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of its investment in vTv LLC.

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

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in the Company’s Consolidated Statements of Operations.  The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Noncontrolling Interest

The Company records the redeemable noncontrolling interest represented by the vTv Units and the Class B Common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  See discussion and additional detail of the redeemable noncontrolling interest at Note 11.

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

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period.  The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula.  Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the historical volatility of its own stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.  The fair value of restricted stock units (“RSU”) grants are based on the market value of the Class A Common Stock on the date of grant.  The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company adopted this guidance in the first quarter of fiscal 2018.  The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition by a lessee of lease assets and liabilities on its balance sheet for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of this guidance will result in the recognition of additional assets and liabilities of approximately $0.3 million related to the Company’s operating leases within its Consolidated Balance Sheets.

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

Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Reneo License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2018, as it is not considered probable that such payments will be received.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2018 was $1.7 million.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  The remainder of this performance obligation will be recognized over approximately 5.5 months. For the years ended December 31, 2018 and 2017, $3.7 million and $0.1 million of revenue has been recognized related to this combined performance obligation, respectively.  No such amounts were recognized for the year ended December 31, 2016.

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

Under the Huadong License Agreement, the Company is also responsible for conducting a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”) including sites in both the United States and Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  The Company will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

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

The transaction price has been allocated to these performance obligations based on their relative standalone selling prices, which were estimated using an expected cost plus margin approach. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2018, as it is not considered probable that such payments will be received.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company determined that the straight-line method would be used to recognize revenue for this performance obligation over the transfer service period.  In November 2018, the Company received notification from Huadong that the Company had satisfied its obligations related to the technology transfer services.  As such, this performance obligation is considered complete as of December 31, 2018 and all of revenue associated with it has been recognized.  For the years ended December 31, 2018 and 2017, $6.8 million and $0.1 million of revenue has been recognized related to this combined performance obligation, respectively.  No such revenue was recognized for the year ended December 31, 2016.

The Company also determined that the obligation to sponsor and conduct a portion of the Phase 2 MRCT should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  Since the Company has not yet begun the Phase 2 MRCT trial, the entire amount remains deferred as of December 31, 2018 and revenue will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2018 was $1.0 million.  No revenue for this performance obligation has been recognized as of December 31, 2018.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  A portion of this amount remains deferred as of December 31, 2018 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. An immaterial amount of revenue for this performance obligation has been recognized during the year ended December 31, 2018.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2018 was $0.1 million.  No revenue was recognized for this performance obligation for the years ended December 31, 2017 and 2016.

Newsoara License Agreement

On May 31, 2018, the Company entered into a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim countries (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.  Under the terms of the Newsoara License Agreement, Newsoara paid the Company an upfront cash payment of $2.0 million. The Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $63.0 million.  In addition, Newsoara is obligated to pay the Company royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.

Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2018, as it is not considered probable that such payments will be received.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  The total $2.0 million of the transaction price allocated to this performance obligation was recognized during the year ended December 31, 2018.  No revenue was recognized for this performance obligation for the years ended December 31, 2017 and 2016.

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

Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of December 31, 2018, the Company had received funding under this agreement of $0.8 million, and research and development costs were offset by $0.8 million.

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

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Current portion of deferred revenue	$1,752	$8,757
Deferred revenue, net of current portion	1,067	4,497
Total contract liabilities	$2,819	$13,254
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$10,434	$21

There were no changes in the estimated transaction prices for the related contracts during the year ended December 31, 2018.

Note 4: Share-Based Compensation

In conjunction with the Company’s initial public offering (“IPO”), the board of directors of vTv Therapeutics Inc. (the “Board of Directors”) and sole stockholder adopted a long-term equity incentive plan, the vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (the “Plan”).  The Plan provides for the grant of stock options, restricted stock, restricted stock units and other awards based on our Class A Common Stock to management, other key employees, consultants and non-employee directors on terms and subject to conditions as established by our Compensation Committee.  In settlement of its obligations under this plan, the Company will issue new shares of Class A Common Stock.  The maximum number of shares of the Company’s Class A Common Stock that has been approved and may be subject to awards under the Plan is 3.25 million, subject to adjustment in accordance with terms of the Plan.

The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized $2.7 million, $3.6 million and $2.6 million of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2018, the Company had total unrecognized stock-based compensation expense of approximately $1.3 million, which is expected to be recognized on a straight-line basis over a weighted average period of 1.3 years.  The weighted average grant date fair value for all option grants during the years ended December 31, 2018, 2017 and 2016 was $2.28, $4.15 and $4.05 per option, respectively.

The aggregate intrinsic value of the in-the-money awards outstanding as of December 31, 2018 was $0.1 million, of which an immaterial amount related to vested stock options and $0.1 million related to unvested stock options.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Expected volatility	71.15% - 99.23%	68.72% - 85.93%	81.57% - 87.23%
Expected life of option, in years	5.7 - 6.0	5.8 - 6.0	5.0 - 6.0
Risk-free interest rate	2.69% - 2.84%	1.87% - 2.24%	1.22% - 1.45%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2018 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2017	1,960,732	$8.50
Granted	102,750	3.25
Forfeited	(295,979)	6.27
Awards outstanding at December 31, 2018	1,767,503	$8.57
Options exercisable at December 31, 2018	1,180,735	$10.12
Weighted average remaining contractual term	7.1 Years
Options vested and expected to vest at December 31, 2018	1,737,666	$8.62
Weighted average remaining contractual term	7.5 Years

The following table summarizes the activity related to the awards of RSUs for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2017	35,000	$5.81
Vested	(11,667)	5.81
Awards outstanding at December 31, 2018	23,333	$5.81
RSUs expected to vest at December 31, 2018	23,012	$5.81

As of December 31, 2018, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2018	2017	2016
Research and development	$994	$1,485	$975
General and administrative	1,682	2,160	1,666
Total share-based compensation expense	$2,676	$3,645	$2,641

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid insurance	$571	$251
Prepaid - other	95	191
Total	$666	$442

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$5,690	$6,275
Leasehold improvements	1,548	1,679
Computers and hardware	329	323
Software	691	691
Furniture and office equipment	243	431
Total property and equipment	8,501	9,399
Less: accumulated depreciation and amortization	(8,431)	(9,116)
Property and equipment, net	$70	$283

Depreciation expense, including amounts pertaining to assets held under capital leases, was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$2,899	$2,269
Accrued development costs	3,835	8,586
Accrued compensation and related costs	826	1,990
Accrued other	142	1,056
Total	$7,702	$13,901

Note 8: Notes Payable

Notes payable consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Notes payable under the Loan Agreement	$14,897	$20,000
Short-term financing	216	—
Accreted final payment (unamortized debt discount)	600	(413)
Total notes payable	15,713	19,587
Less: Current portion	(9,383)	(4,271)
Total notes payable, net of current portion	$6,330	$15,316

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche required only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement. The availability of the third tranche of $5.0 million expired unused on June 30, 2017.

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

The Company incurred $0.7 million of costs in connection with the Loan Agreement in the year ended December 31, 2016.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million, were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payment for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

The Company recorded interest expense related to the Loan Agreement of $3.1 million, $3.1 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 17.7%.

Principal payments due under the terms of the Loan Agreement are as follows (in thousands):

2019	$9,383
2020	5,730
2021	—
2022	—
2023	—
Total	$15,113

Note 9: Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount.   The Company is not currently a party to any material legal proceedings.

Columbia University Agreement

In May 2015, the Company entered into a worldwide exclusive agreement with Columbia University (“Columbia”) to license certain intellectual property from Columbia. Under the agreement, the Company is obligated to pay to Columbia (1) an annual fee of $0.1 million from 2015 through 2021, (2) a potential regulatory milestone payment of $0.8 million and (3) potential royalty payments at a single digit royalty rate based on net sales of licensed products as defined in the agreement. In December 2018, the Company notified Columbia of its intent to terminate this license agreement.

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

Lease Agreements

The Company leases various equipment and facilities under operating leases expiring at various dates through 2019. Rent expense for non-cancelable operating leases was $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$366
2020	—
2021	—
2022	—
2023 and thereafter	—
Total	$366

The Company has recognized an asset retirement obligation for an obligation in its facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $0.2 million at both December 31, 2018 and 2017. An immaterial amount of accretion and depreciation expense was recognized in the years ended December 31, 2018, 2017 and 2016.

Note 10: Stockholders’ Equity

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

Letter Agreement Warrants

The Company has entered into the letter agreement between vTv and M&F Group dated as of December 11, 2018 (the “December Letter Agreement”) and the letter agreements (the “Prior Letter Agreements”) with M&F Group in December 2017 and July 2018 (collectively, the “Letter Agreements”).  Under the terms of the Letter Agreements, the Company has or had the right to sell to M&F Group shares of its Class A Common Stock at a specified price per share, and M&F Group has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  An aggregate of $20.0 million worth of Class A Common Stock were sold under the Prior Letter Agreements and a further $10.0 million worth of Class A Common Stock may be sold under the December Letter Agreement (whether at the Company’s or M&F Group’s option).  In addition, in connection with the entrance into these Letter Agreements, the Company also issued to M&F Group warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.  Certain terms of each of these Letter Agreements are set forth in Note 12.

The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.  During the years ended December 31, 2018 and 2017 the Company recognized an expense of $0.6 million and $0.2 million, respectively, related to the change in fair value of the Letter Agreement Warrants.  This expense was recognized as a component of other expense, related party in the Consolidated Statements of Operations.  No such expense was recognized for the year ended December 31, 2016.

Fair value of the Letter Agreement Warrants was calculated as of their issuance date using the methods described in Note 18 using the following assumptions:

	December 5, 2017	July 30, 2018	December 11, 2018
Expected volatility	90.0%	95.29%	104.46%
Expected life of option, in years	7.0	7.0	7.0
Risk-free interest rate	2.8%	2.94%	2.77%
Expected dividend yield	0.00%	0.00%	0.00%

Loan Agreement Warrants

On October 28, 2016, the Company entered into the Loan Agreement as discussed in Note 8.  In connection with the Loan Agreement, the Company issued to the Lenders Warrants to purchase a total of 152,580 shares of the Company’s Class A Common Stock at an exercise price of $6.39 per share.  Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.   In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Warrants issued with a determinable number of shares and exercise price were recorded as a component of additional paid-in capital within the Company’s Consolidated Balance Sheet as of December 31, 2016 based on their relative fair value.  The Warrants issued for a variable number of shares were recorded as a component of other liabilities within the Consolidated Balance Sheet as of December 31, 2016.  This related liability was adjusted to its fair value on a periodic basis until the associated warrants qualified for equity classification upon the funding of the second tranche of the Loan Agreement on March 24, 2017. For the years ended December 31, 2017 and 2016, the Company recognized additional interest expense within the Consolidated Statements of Operations of a de minimis amount related to the adjustment of the Warrants to their fair value.

Fair value of the Warrants was calculated as of October 28, 2016 using the methods described in Note 18 using the following assumptions:

Expected volatility	82.54%
Expected life of option, in years	7.0
Risk-free interest rate	1.63%
Expected dividend yield	0.00%

Note 11: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 53.2% noncontrolling interest in vTv LLC (see Note 1).  The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2018 and 2017, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $62.5 million and $131.4 million, respectively.

Note 12: Related-Party Transactions

MacAndrews & Forbes Incorporated

MacAndrews directly or indirectly controls 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2018, MacAndrews directly or indirectly holds 13,232,785 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 83.6% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Letter Agreements

The Company has entered into the Letter Agreements with M&F Group.  Under the terms of the Letter Agreements, the Company has or had the right to sell to M&F Group shares of its Class A Common Stock at a specified price per share, and M&F Group has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  An aggregate of $20.0 million worth of Class A Common Stock were sold under the Prior Letter Agreements and a further $10.0 million worth of Class A Common Stock may be sold under the December Letter Agreement (whether at the Company’s or M&F Group’s option).  In addition, in connection with the entrance into these Letter Agreements, the Company also issued to M&F Group the Letter Agreement Warrants to purchase additional shares of the Company’s Class A Common Stock.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement
Specified purchase price per share	$4.38	$1.33	$1.84
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019
Shares available to be issued under related warrants	198,267	518,654	340,534
Exercise price of related warrants	$5.04	$1.53	$2.12
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of December 31, 2018	2,283,105	7,518,797	815,217
Remaining shares to be issued as of December 31, 2018	—	—	4,619,566

Each of the December 5, 2017 and July 30, 2018 Letter Agreements resulted in a deemed capital contribution to the Company as the fair value of the financial instrument received by the Company exceeded the fair value of those financial instruments issued to MacAndrews.  The December 11, 2018 Letter Agreement resulted in a deemed distribution to MacAndrews as the fair value of the financial instruments issued to MacAndrews exceeded the fair value of the financial instrument received by the Company.  This deemed distribution has been reflected as a reduction to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of December 31, 2018, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2018.

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

PharmaCore, Inc.

Prior to its acquisition by Cambrex Corporation in October 2016, certain controlling shareholders of the Company also controlled PharmaCore, Inc. (“PharmaCore”) and PharmaCore was therefore considered to be a related party. The Company purchased chemistry and Good Manufacturing Practices manufacturing services from PharmaCore.  Total purchases from PharmaCore, while it was considered to be a related party were $0.8 million for the year ended December 31, 2016.

Note 13: Employee Benefit Plan

The Company has a 401(k) retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.2 million, $0.1 million and $0.2 million to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  The Company recorded an income tax provision of $0.2 million and $0.8 million for the years ended December 31, 2018 and December 31, 2017, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.  The Company did not record an income tax provision for the year ended December 31, 2016.

As discussed in Note 12, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2018.

On December 22, 2017, the US government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduced the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018, (2) eliminated the corporate alternative minimum tax, (3) eliminated the Section 199 deduction, and (4) changed rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted.  Additionally, SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.  Based on the reduced corporate tax rate of 21%, the Company recorded a provisional decrease in its deferred tax assets of $5.8 million with a corresponding adjustment to the valuation allowance for the year ended December 31, 2017.  During 2018, the Company finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2018	2017	2016
U.S. statutory tax benefit	$(4,966)	$(18,846)	$(19,374)
Partnership income (federal) not subject to tax to the Company	3,346	13,475	13,651
Foreign withholding tax	200	800	—
State taxes (net of federal benefit)	(224)	55	—
Impact of the Tax Act	—	5,847	—
Research and development tax credit	(1,122)	—	—
Other	(168)	—	—
Change in valuation allowance	3,134	(531)	5,723
Provision for income taxes	$200	$800	$—
Effective income tax rate	-0.8%	-1.5%	0.0%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$12,749	$9,023
Investment in partnerships	(122)	470
Charitable contributions	11	11
Total deferred tax assets	12,638	9,504
Valuation allowance	(12,638)	(9,504)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  On the basis of this evaluation, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  During the year ended December 31, 2018, the Company’s valuation allowance increased by $3.1 million.

The Company has federal net operating loss carryforwards of $50.5 million that will be available to offset future taxable income.  Approximately, $40.0 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income.  The remaining $10.5 million may be carried forward indefinitely but are only available to offset 80% of future taxable income

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2018, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2018.

The Company files U.S. federal, Connecticut, New York, North Carolina and Virginia tax returns.  The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2015 to 2018.

Note 15: Restructuring

In December 2018, the Company initiated a corporate restructuring to align with a strategic decision to continue the development of its drug candidates using external resources rather than internal resources. The restructuring will allow the Company to reduce costs while continuing to conduct clinical trials, to support existing partnerships that are advancing development of additional assets, and to pursue new licensing and partnership opportunities. This restructuring included a significant reduction in its workforce. The Company expects to complete the reductions in headcount, including the payment of employee severance and benefits, in the second quarter of 2019. The Company expects these actions to result in cash charges of approximately $0.8 million for employee severance and related costs.

As of and during the year ended December 31, 2018, the Company had recognized an accrual and related expense of $0.3 million related to these severance benefits. The related expense has been recognized as a component of research and development and general and administrative expense within the Consolidated Statements of Operations based on the responsibilities of the impacted employees.  The related accrual is recorded as a component of accounts payable and accrued expenses within the Consolidated Balance Sheets.

Note 16: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2018, 2017 and 2016 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(23,845)	$(54,647)	$(55,353)
Less: Net loss attributable to noncontrolling interests	(15,934)	(38,503)	(39,001)
Net loss attributable to vTv Therapeutics Inc.	(7,911)	(16,144)	(16,352)
Less: Deemed distribution to related party (Note 12)	(739)	—	—
Net loss attributable to common shareholders of vTv Therapeutics Inc.	$(8,650)	$(16,144)	$(16,352)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	12,449,236	9,693,254	9,545,527
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.69)	$(1.67)	$(1.71)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2018	2017	2016
Class B Common Stock (1)	23,094,221	23,119,246	23,119,246
Common stock options granted under the Plan	1,767,503	1,960,732	1,096,101
Restricted stock units	23,333	35,000	—
Common stock options granted under the Letter Agreement	4,619,566	2,283,105	—
Common stock warrants	1,248,041	388,853	152,580
Total	30,752,664	27,786,936	24,367,927

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 17: Quarterly Financial Data (Unaudited)

The following interim financial information presents our 2018 and 2017 results of operations on a quarterly basis (in thousands, except per share amounts):

	2018
	March 31	June 30	September 30	December 31
Revenues	$2,064	$2,473	$3,375	$4,522
Operating loss	(9,134)	(8,858)	(1,481)	(351)
Net loss before noncontrolling interest	(9,960)	(9,596)	(1,961)	(2,328)
Net loss attributable to vTv Therapeutics Inc.	(2,952)	(3,072)	(796)	(1,091)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(2,952)	(3,072)	(796)	(1,830)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.30)	$(0.31)	$(0.06)	$(0.10)

	2017
	March 31	June 30	September 30	December 31
Revenues	$30	$13	$15	$233
Operating loss	(13,754)	(12,615)	(11,541)	(12,772)
Net loss before noncontrolling interest	(14,286)	(13,414)	(12,355)	(14,592)
Net loss attributable to vTv Therapeutics Inc.	(4,220)	(3,963)	(3,650)	(4,311)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(4,220)	(3,963)	(3,650)	(4,311)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.44)	$(0.41)	$(0.38)	$(0.44)

Note 18: Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s Loan Agreement is considered to approximate its carrying value because it bears interest at a variable interest rate.

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  Since acquiring the Reneo investment in December 2017, there have been no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo has not been remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2018, 2017 and 2016 (in thousands):

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,436	$—	$—	$2,436
Total	$2,436	$—	$—	$2,436

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (2)	$492	$—	$—	$492
Total	$492	$—	$—	$492
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

	Changes in Level 3 Instruments for the years ended December 31, 2018, 2017 and 2016
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2018
Warrant liability, related party	$492	$638	$1,306	$—	$2,436
Total	$492	$638	$1,306	$—	$2,436

2017
Warrant liability	$167	$—	$—	$(167)	$—
Warrant liability, related party	—	190	302	—	492
Total	$167	$190	$302	$(167)	$492

2016
Warrant liability	$—	$—	$167	$—	$167
Total	$—	$—	$167	$—	$167

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2018, 2017 and 2016.

The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2018	December 31, 2017
Expected volatility	108.53% - 115.04%	90.00%
Risk-free interest rate	2.59% - 2.69%	2.40%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants. For the Company’s warrants, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 18: Subsequent Events

Subsequent to December 31, 2018, the Company exercised its right to cause MacAndrews & Forbes Group LLC to purchase an additional 2,445,651 shares of its Class A Common Stock at a per share price of $1.84 pursuant to the terms of the December Letter Agreement for $4.5 million in cash.