Form 10-Q
period 2019-03-31
vTv Therapeutics Inc.
filed 2019-05-01
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 1, 2019
Class A common stock, par value $0.01 per share	27,255,963
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,959	$1,683
Prepaid expenses and other current assets	419	666
Current deposits	34	1,124
Total current assets	5,412	3,473
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	62	70
Operating lease right-of-use assets	246	—
Long-term investments	2,480	2,480
Long-term deposits	36	36
Total assets	$10,736	$8,559
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,244	$7,702
Operating lease liabilities	259	—
Current portion of deferred revenue	839	1,752
Current portion of notes payable	9,167	9,383
Total current liabilities	16,509	18,837
Notes payable, net of current portion	4,014	6,330
Deferred revenue, net of current portion	1,067	1,067
Warrant liability, related party	1,515	2,436
Other liabilities	260	260
Total liabilities	23,365	28,930
Commitments and contingencies
Redeemable noncontrolling interest	45,106	62,482
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 27,255,963 and 20,347,065 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	273	203
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of March 31, 2019 and December 31, 2018	232	232
Additional paid-in capital	162,249	150,595
Accumulated deficit	(220,489)	(233,883)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(57,735)	(82,853)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$10,736	$8,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$921	$2,064
Operating expenses:
Research and development	2,822	8,943
General and administrative	2,386	2,255
Total operating expenses	5,208	11,198
Operating loss	(4,287)	(9,134)
Other income	—	36
Other income – related party	921	(25)
Interest income	10	18
Interest expense	(626)	(855)
Loss before income taxes and noncontrolling interest	(3,982)	(9,960)
Income tax provision	—	—
Net loss before noncontrolling interest	(3,982)	(9,960)
Less: net loss attributable to noncontrolling interest	(1,827)	(7,008)
Net loss attributable to vTv Therapeutics Inc.	$(2,155)	$(2,952)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(5,883)	$(2,952)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.26)	$(0.30)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	22,862,907	9,699,721

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended March 31, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(1,827)	—	—	—	—	—	(2,155)	(2,155)
Share-based compensation	—	—	—	—	—	281	—	281
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	3,260,868	33	—	—	5,967	—	6,000
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(15,549)	—	—	—	—	—	15,549	15,549
Balances at March 31, 2019	$45,106	27,255,963	$273	23,094,221	$232	$162,249	$(220,489)	$(57,735)

For the three months ended March 31, 2018
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	$131,440	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)
Net loss	(7,008)	—	—	—	—	—	(2,952)	(2,952)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	963	—	963
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(3,884)	—	—	—	—	—	3,884	3,884
Balances at March 31, 2018	$120,397	9,729,946	$97	23,094,221	$232	$128,796	$(277,913)	$(148,788)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss before noncontrolling interest	$(3,982)	$(9,960)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal of property and equipment, net	—	(12)
Depreciation expense	8	42
Share-based compensation expense	281	963
Change in fair value of warrants, related party	(921)	25
Amortization of debt discount	185	275
Changes in assets and liabilities:
Accounts receivable	—	7,790
Prepaid expenses and other assets	1,337	(2,072)
Long-term deposits	—	2,256
Accounts payable and accrued expenses	(1,445)	(2,605)
Deferred revenue	(913)	(2,064)
Other liabilities	—	(35)
Net cash used in operating activities	(5,450)	(5,397)
Cash flows from investing activities:
Proceeds from sale of assets	—	12
Net cash provided by investing activities	—	12
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	6,000	—
Proceeds from issuance of Class A Common Stock, net of offering costs	5,443	—
Repayment of notes payable	(2,717)	—
Net cash provided by financing activities	8,726	—
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,276	(5,385)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	4,183	14,420
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$7,459	$9,035

Non-cash activities:
Change in redemption value of noncontrolling interest	$(15,549)	$(3,884)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$151

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2019, various holders own non-voting interests in vTv LLC, representing a 45.9% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 54.1% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016 and its entrance into the letter agreements, dated as of December 5, 2017, July 30, 2018, December 11, 2018 and March 18, 2019 with MacAndrews and Forbes Group LLC (the “Letter Agreements”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through March 31, 2019, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of March 31, 2019, the Company had an accumulated deficit of $220.5 million and has generated net losses in each year of its existence.

In March 2019, the Company completed a registered direct offering through which it sold 3,636,364 shares of its Class A Common Stock and raised net proceeds of approximately $5.4 million, net of related transaction costs.  Further, the Company entered into an additional Letter Agreement with MacAndrews and Forbes Group LLC (the “March 2019 Letter Agreement”) under which it may sell, at the Company’s option, up to 5,454,546 shares of its Class A Common Stock at a fixed price of $1.65 per share for aggregate proceeds of up to $9.0 million during a one-year period after the date of the March 2019 Letter Agreement (the “Investment Period”). The March 2019 Letter Agreement also permits MacAndrews and Forbes Group LLC to exercise an option to purchase Class A Common Stock at the same price up to three times during the Investment Period.

As of March 31, 2019, the Company’s liquidity sources included cash and cash equivalents of $5.0 million and $11.5 million of remaining funds available under the Letter Agreements.  Based on the Company’s current operating plan, management believes that its current cash and cash equivalents and the remaining funds available under the Letter Agreements will allow the Company to meet its liquidity requirements into the third quarter of 2019, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is performing start-up activities and expects to begin screening patients in June 2019 for a Phase 2 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  Further, the Company continues to conduct the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue its operations, the Company will require additional financing. The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2019, Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The December 31, 2018 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Two customers represented 100% of the revenue earned during the three months ended March 31, 2019.  Two customers represented 100% of the revenue earned during the three months ended March 31, 2018.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, long-term as of March 31, 2019 and December 31, 2018 was $2.5 million at each date.  These amounts relate to the minimum balance that the Company must maintain in a deposit account that is pledged to secure the Loan Agreement and is subject to an account control agreement pursuant to the Loan Agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$4,959	$1,683
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$7,459	$4,183

Investments

In connection with the License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock and certain participation rights representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.  The Company owns less than 20% of the voting equity of Reneo and does not have the ability to exercise significant influence over Reneo.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments were made to the value of the Company’s investment in Reneo for the three months ended March 31, 2019 and 2018 either due to impairment or based on observable price changes.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Condensed Consolidated Balance Sheets.  Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.  The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company uses the revenue recognition guidance established by ASC Topic 606, “Revenue From Contracts With Customers” (“ASC Topic 606”).

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

Research and Development

Major components of research and development costs include cash and share-based compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities costs, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs are expensed as incurred.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The Company adopted this guidance effective January 1, 2019 using a modified retrospective application and recorded a cumulative-effect adjustment at the beginning of the period of adoption.  The adoption resulted in the recognition of $0.3 million of additional assets and liabilities related to the Company’s operating leases within its Condensed Consolidated Balance Sheets.  See Note 7 for further details.

Note 3:Collaboration Agreements

Reneo License Agreement

The Company is party to a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize the Company’s peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans.

The Company has fully allocated the transaction price to the license and the technology transfer services, which represents a single combined performance obligation because they were not capable of being distinct on their own.  The revenue related to this performance obligation is being recognized on a straight-line basis over the technology transfer service period.  The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2019 was $0.8 million.

The remainder of this performance obligation will be recognized over approximately 2.5 months. For each of the three months ended March 31, 2019 and 2018, the Company has recognized $0.9 million of revenue related to this performance obligation.  There have been no adjustments to the transaction price for this performance obligation during the three months ended March 31, 2019 and 2018.

Huadong License Agreement

The Company is party to a License Agreement with Huadong (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.

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

The significant performance obligations under this license agreement were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date (iii) the obligation to sponsor and conduct the Phase 2 MRCT, (iv) the Company’s obligation to participate on a joint development committee, and (v) other obligations considered to be de minimis in nature.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of March 31, 2019.  No revenue related to this combined performance obligation was recognized during the three months ended March 31, 2019.  For the three months ended March 31, 2018, $1.1 million of revenue was recognized related to this combined performance obligation.

The portion of the transaction price allocated to the obligation to sponsor and conduct a portion of the Phase 2 MRCT was $1.0 million and remained deferred as of March 31, 2019.  Revenue for this performance obligation will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  No revenue for this performance obligation has yet been recognized.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of March 31, 2019 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2019 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the three months ended March 31, 2019.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended March 31, 2019 and 2018.

Newsoara License Agreement

The Company is party to a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China, Hong Kong, Macau, Taiwan and other pacific rim countries (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of March 31, 2019.  No revenue related to this performance obligation was recognized for the three months ended March 31, 2019 or the three months ended March 31, 2018.  There have been no adjustments to the transaction price for the performance obligations under the Newsoara License Agreement during the three months ended March 31, 2019 and 2018

JDRF Agreement

In August 2017, the Company entered into the JDRF Agreement to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in type 1 diabetics.  The Company initiated the Phase 2 portion of this study in the second quarter of 2018.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of March 31, 2019, the Company had received funding under this agreement of $0.8 million.  Research and development costs were offset by a total of $0.8 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Current portion of deferred revenue	$839	$1,752
Deferred revenue, net of current portion	1,067	1,067
Total contract liabilities	$1,906	$2,819

The change in the Company’s contract liabilities for the three months ended March 31, 2019 of $0.9 million was due to the recognition of amounts included in the contract liability at the beginning of the period.  There were no changes in the estimated transaction prices for the related contracts during the three months ended March 31, 2019.

Note 4:	Share-Based Compensation

During the three months ended March 31, 2019, the Company issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2019, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.7 million, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average grant date fair value of option grants during the three months ended March 31, 2019 and 2018 was $1.97 and $4.43 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2019 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Three Months Ended March 31,
	2019	2018
Expected volatility	115.29% - 115.88%	71.15%
Expected life of option, in years	6.0	6.0
Risk-free interest rate	2.47% - 2.64%	2.69
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2018	1,767,503	$8.57
Granted	948,500	2.30
Forfeited	(50,143)	5.61
Awards outstanding at March 31, 2019	2,665,860	$6.40
Options exercisable at March 31, 2019	1,415,223	$9.40
Weighted average remaining contractual term	7.0 Years
Options vested and expected to vest at March 31, 2019	2,603,440	$6.47
Weighted average remaining contractual term	8.1 Years

The following table summarizes the activity related to the RSU awards for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2018	23,333	$5.81
Vested	(11,666)	5.81
Awards outstanding at March 31, 2019	11,667	$5.81
RSUs expected to vest at March 31, 2019	11,447	$5.81

As of March 31, 2019, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.9 years.  The aggregate intrinsic value of the RSUs outstanding at March 31, 2019 was de minimis.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$65	$399
General and administrative	216	564
Total share-based compensation expense	$281	$963

Note 5:Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Notes payable under the Loan Agreement	$12,397	$14,897
Short-term financing	—	216
Accreted final payment	784	600
Total notes payable	13,181	15,713
Less: Current portion	(9,167)	(9,383)
Total notes payable, net of current portion	$4,014	$6,330

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets.  The Company has granted the Lenders a first priority security interest in all of the Company’s intellectual property, subject to certain limited exceptions.  The Company has agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

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

The costs incurred in connection with the Loan Agreement, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payments for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

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

Note 7:Leases

The Company leases its headquarters location under an operating lease expiring in December 2019.  In connection with its adoption of ASC Topic 842, the Company recognized a right of use asset and corresponding operating lease liability of $0.3 million related to this lease as of January 1, 2019.  The Company elected to use the package of practical expedients in implementing ASC Topic 842 under which the Company did not reassess the operating or finance lease classification of its previously existing leases.  Further, the Company did not reassess whether expired or existing contracts include leases.  The discount rate used in determining the operating lease liability was 15.2%.

Operating lease cost recognized for each of the three months ended March 31, 2019 and 2018 was $0.1 million.

Future minimum lease payments under non-cancelable operating leases to be paid in 2019 as of March 31, 2019 and December 31, 2018 were $0.3 million and $0.4 million, respectively.  There are no material future minimum lease payments under non-cancellable operating leases to be made in the year 2020 or thereafter.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 45.9% noncontrolling interest in vTv LLC outstanding as of March 31, 2019 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2019 and December 31, 2018, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $45.1 million and $62.5 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to vTv Therapeutics Inc. shareholders	$(5,883)	$(2,952)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(7,429)	(21)
Change from net income attributable to vTv Therapeutics Inc. shareholders and transfers to noncontrolling interest	$(13,312)	$(2,973)

Note 9:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of March 31, 2019, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 16,493,653 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 78.6% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Letter Agreements

The Company has entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, the Company has the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share, and MacAndrews has the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—
Exercise price of related warrants	$5.04	$1.53	$2.12	$—
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of March 31, 2019	2,283,105	7,518,797	4,076,085	—
Remaining shares to be issued as of March 31, 2019	—	—	1,358,698	5,454,546

The March 18, 2019 Letter Agreement resulted in a deemed distribution of $3.7 million to MacAndrews as the fair value of the financial instruments issued to MacAndrews exceeded the fair value of the financial instrument received by the Company.  This deemed distribution has been reflected as an increase to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of March 31, 2019, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2019.

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

Note 10:	Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended March 31, 2019 and 2018.  Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at March 31, 2019 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2019.

Note 11:	Net Loss per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(3,982)	$(9,960)
Less: Net loss attributable to noncontrolling interests	(1,827)	(7,008)
Net loss attributable to vTv Therapeutics Inc.	(2,155)	(2,952)
Less: Deemed distribution to related party (Note 9)	(3,728)	—
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(5,883)	(2,952)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	22,862,907	9,699,721
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.26)	$(0.30)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2019	March 31, 2018
Class B Common Stock (1)	23,094,221	23,094,221
Common stock options granted under the Plan	2,665,860	1,990,732
Restricted stock units	11,667	23,334
Common stock options granted under Letter Agreements	6,813,244	2,283,105
Common stock warrants	1,248,041	388,853
Total	33,833,033	27,780,245

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 12:Restructuring

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

During the three months ended March 31, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan.  As of March 31, 2019, the remaining severance accrual was a de minimis amount.

Note 13:Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s Loan Agreement is considered to approximate its carrying value because it bears interest at a variable interest rate.

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three months ended March 31, 2019, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$1,515	$—	$—	$1,515
Total	$1,515	$—	$—	$1,515

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,436	$—	$—	$2,436
Total	$2,436	$—	$—	$2,436

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2019
Warrant liability, related party	2,436	(921)	—	—	1,515
Total	$2,436	$(921)	$—	$—	$1,515

2018
Warrant liability, related party	$492	$25	$—	$—	$517
Total	$492	$25	$—	$—	$517

During the three months ended March 31, 2019 and 2018, the Company recognized a gain of $0.9 million and an insignificant amount, respectively, related to the change in fair value of the Letter Agreement Warrants.  This gain was recognized as a component of other income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2019 were:

	March 31, 2019	December 31, 2018
Expected volatility	110.91% - 118.53%	108.53% - 115.04%
Risk-free interest rate	2.26% - 2.30%	2.59% - 2.69%

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”).  We are performing start-up activities and expect to begin screening patients in June 2019 for a Phase 2 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes. Our type 2 diabetes drug candidates are TTP399, an orally administered, liver-selective glucokinase activator (“GKA”), which successfully completed a Phase 2b clinical trial in type 2 diabetes (the “AGATA Study”), and TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), which successfully completed a Phase 2 clinical trial in type 2 diabetes (the “LOGRA Study”). We are currently investigating TTP399 as a treatment for type 1 diabetes in an Phase 2 study in partnership with JDRF International (“JDRF”).  In addition, we are furthering the development of our peroxisome proliferation activated receptor delta (“PPAR-δ”) agonist and phosphodiesterase type 4 (“PDE4”) programs through partnerships with pharmaceutical partners via licensing arrangements.  Finally, we continue to advance our NRF2 pathway program via research agreements with academic and industry collaborators.

The following table summarizes our current drug candidates and their respective stages of development:

Our Alzheimer’s Program – Azeliragon

Sequential Phase 2 and Phase 3 Studies in Mild-AD patients with Type 2 Diabetes

We are performing start-up activities for a clinical trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes that consists of sequential phase 2 and phase 3 studies operationally conducted under a single clinical trial protocol (the “488-305 Study”).  The Phase 2 study is designed to enroll approximately 100 patients to evaluate the impact of six months of treatment with azeliragon on cognitive performance as measured by the change from baseline in the Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-COG14”).  We expect to begin screening patients in June 2019 for the Phase 2 clinical trial and to report top-line results from the Phase 2 study by the end of the fourth quarter of 2020.  The Phase 3 study is designed to enroll approximately 200 patients to evaluate the efficacy of 18 months of treatment with azeliragon on cognition and global function as measured by the change from baseline in the ADAS-COG14 and Clinical Dementia Rating Scale Sum of Boxes (“CDR-SB”).  The design of the Phase 3 study may be adapted based on the results of the Phase 2 study.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations (“CRO(s)”) in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials.  Our indirect research and development costs consist primarily of cash and share-based compensation costs, the cost of employee benefits and related overhead expenses for personnel in research and development functions.  Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.

From our inception, including our predecessor companies, through March 31, 2019, we have incurred approximately $567.7 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Direct research and development expense:
Azeliragon	$703	$6,558
TTP399	600	215
Other projects	192	124
Indirect research and development expense	1,327	2,046
Total research and development expense	$2,822	$8,943

We expect our research and development expenses to increase as we finalize start-up activities and begin screening for the Phase 2 portion of the 488-305 Study as well as the enrollment of patients in Part 2 of the Simplici-T1 study, subject to the availability of additional funding.  To the extent we initiate further development of azeliragon or our other programs, our expenses, cash needs and operating losses may further increase.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2019	2018	Change
Revenue	$921	$2,064	$(1,143)
Operating expenses:
Research and development	2,822	8,943	(6,121)
General and administrative	2,386	2,255	131
Total operating expenses	5,208	11,198	(5,990)
Operating loss	(4,287)	(9,134)	4,847
Interest income	10	18	(8)
Interest expense	(626)	(855)	229
Other income, net	921	11	910
Loss before income taxes	(3,982)	(9,960)	5,978
Income tax provision	—	—	—
Net loss before noncontrolling interest	(3,982)	(9,960)	5,978
Less: net loss attributable to noncontrolling interest	(1,827)	(7,008)	5,181
Net loss attributable to vTv Therapeutics Inc.	$(2,155)	$(2,952)	$797

Revenue

Revenue was $0.9 million for the three months ended March 31, 2019 and $2.0 million for the three months ended March 31, 2018. The revenue earned during the three months ended March 31, 2019 relates primarily to the Reneo License Agreement, while for the three months ended March 31, 2018 we recognized revenue related to both the Reneo License Agreement and the Huadong License Agreement.  We recognize the portion of the consideration received allocated to the license performance obligation for each of these agreements over the requisite knowledge transfer or research service periods in accordance with the applicable accounting guidance.  The portion of revenue allocated to the other performance obligations under the license agreements will be recognized as performance occurs.

Research and Development Expenses

Research and development expenses were $2.8 million and $8.9 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in research and development expenses during the period of $6.1 million, or 68.4%, was primarily due to a decrease in clinical trial costs of $5.9 million for azeliragon which was mainly driven by a decrease in spending caused by the termination of our STEADFAST and open-label extension (“OLE”) studies in early April 2018.  Additionally, we saw a reduction in personnel costs of approximately $0.5 million due to the corporate restructuring announced in December 2018.  Such decreases were offset by $0.3 million of higher spending on the Simplici-T1 study.  During the first quarter of 2019, we were conducting Part 1 of this study, while in the first quarter of 2018, we were beginning startup activities for the sentinel phase.

General and Administrative Expenses

General and administrative expenses were relatively consistent between periods at $2.4 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense

Interest expense was $0.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2019, we have an accumulated deficit of $220.5 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of March 31, 2019, our liquidity sources included cash and cash equivalents of $5.0 million and the $11.5 million of remaining funds available under the letter agreements entered into with MacAndrews and Forbes Group LLC (“MacAndrews”) (the “Letter Agreements”).  Based on our current operating plan, we believe that our current cash and cash equivalents and remaining funds available under the Letter Agreements will allow us to meet our liquidity requirements into the third quarter of fiscal 2019.  These factors raise substantial doubt regarding our ability to continue as a going concern.

We are performing start-up activities for the 488-305 Study and expect to begin screening patients in June 2019.  Further, we continue to conduct the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue its operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

Letter Agreements

We have entered into the Letter Agreements with MacAndrews.  Under the terms of these letter agreements, we have the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with the entrance into certain of these Letter Agreements, we also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of our Class A Common Stock.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—
Exercise price of related warrants	$5.04	$1.53	$2.12	$—
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of March 31, 2019	2,283,105	7,518,797	4,076,085	—
Remaining shares to be issued as of March 31, 2019	—	—	1,358,698	5,454,546

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. We have granted the Lenders a first priority security interest in all of our intellectual property, subject to certain limited exceptions.

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
(dollars in thousands)
Net cash used in operating activities	$(5,450)	$(5,397)
Net cash provided by investing activities	—	12
Net cash provided by financing activities	8,726	—
Net increase (decrease) in cash and cash equivalents	$3,276	$(5,385)

Operating Activities

For the three months ended March 31, 2019, our net cash used in operating activities increased $0.1 million from the three months ended March 31, 2018.  While the overall cash used in operating activities is consistent between periods, the net loss and working capital changes for the three months ended March 31, 2019 were significantly less.  The reduction in net loss between these periods was primarily driven by the cessation of the STEADFAST Study in April 2018.  Further, the working capital changes for the three months ended March 31, 2018 included the receipt of approximately $7.8 million in receivables related to an upfront payment for our Huadong License Agreement.

Investing Activities

For the three months ended March 31, 2019 and 2018, net cash used in investing activities was insignificant.

 Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities include the receipt of cash of approximately $6.0 million from the issuance of common stock under the Letter Agreements.  Additionally, we received net proceeds of approximately $5.4 million through a registered direct offering of our Class A Common Stock.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and remaining funds available under the Letter Agreements will allow us to meet our liquidity requirements into the third quarter of 2019.  We are performing start-up activities for the 488-305 Study and expect to begin screening patients in June 2019.  Further, we continue to conduct the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue its operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding, which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our planned 488-305 Study;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical and clinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Off-Balance Sheet Arrangements

We have entered into the Letter Agreements with MacAndrews and Forbes Group LLC which, as of March 31, 2019, provide us the right to sell to MacAndrews an additional 1,358,698 shares of our Class A Common Stock at a price equal to $1.84 per share and an additional 5,454,546 shares of our Class A Common Stock at a price of $1.65 per share.  Further, MacAndrews has the right (exercisable up to three times) to require us to sell to it an equal number of shares of Class A Common Stock at the same prices.  As of March 31, 2019, we had received funding of $27.5 million under the Letter Agreements and, in exchange, had issued a total of 13,877,987 shares of our Class A Common Stock.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes made to our critical accounting policies and estimates in 2019 with respect to our adoption of Accounting Standards Codification Topic 842 “Leases” are discussed within Note 2 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

In addition to the other information in this report, investors should carefully consider the risk factors set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended March 31, 2019 that have not previously been included in a Current Report on Form 8-K.

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

Date: May 1, 2019

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer