Form 10-Q
period 2019-06-30
vTv Therapeutics Inc.
filed 2019-07-31
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(336) 841-0300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	VTVT	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of July 31, 2019
Class A common stock, par value $0.01 per share	31,038,903
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2019

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,462	$1,683
Accounts receivable, net	1,822	—
Prepaid expenses and other current assets	145	666
Current deposits	367	1,124
Total current assets	3,796	3,473
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	54	70
Operating lease right-of-use assets	167	—
Long-term investments	2,480	2,480
Long-term deposits	75	36
Total assets	$9,072	$8,559
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,326	$7,702
Operating lease liabilities	178	—
Current portion of deferred revenue	27	1,752
Current portion of notes payable	8,646	9,383
Total current liabilities	17,177	18,837
Notes payable, net of current portion	2,185	6,330
Deferred revenue, net of current portion	1,052	1,067
Warrant liability, related party	1,240	2,436
Other liabilities	260	260
Total liabilities	21,914	28,930
Commitments and contingencies
Redeemable noncontrolling interest	37,060	62,482
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 29,826,782 and 20,347,065 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	298	203
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of June 30, 2019 and December 31, 2018	232	232
Additional paid-in capital	167,125	150,595
Accumulated deficit	(217,557)	(233,883)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(49,902)	(82,853)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$9,072	$8,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,828	$2,473	$2,749	$4,537
Operating expenses:
Research and development	4,228	8,594	7,050	17,537
General and administrative	2,392	2,737	4,778	4,992
Total operating expenses	6,620	11,331	11,828	22,529
Operating loss	(4,792)	(8,858)	(9,079)	(17,992)
Other income	1	—	1	36
Other income – related party	275	316	1,196	291
Interest income	16	16	26	34
Interest expense	(514)	(870)	(1,140)	(1,725)
Loss before income taxes and noncontrolling interest	(5,014)	(9,396)	(8,996)	(19,356)
Income tax provision	100	200	100	200
Net loss before noncontrolling interest	(5,114)	(9,596)	(9,096)	(19,556)
Less: net loss attributable to noncontrolling interest	(2,232)	(6,524)	(4,059)	(13,532)
Net loss attributable to vTv Therapeutics Inc.	$(2,882)	$(3,072)	$(5,037)	$(6,024)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(2,882)	$(3,072)	$(8,765)	$(6,024)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.10)	$(0.31)	$(0.34)	$(0.61)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	28,037,628	10,049,831	25,464,562	9,875,743

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended June 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2019	$45,106	27,255,963	$273	23,094,221	$232	$162,249	$(220,489)	$(57,735)
Net loss	(2,232)	—	—	—	—	—	(2,882)	(2,882)
Share-based compensation	—	—	—	—	—	401	—	401
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	2,570,819	25	—	—	4,475	—	4,500
Change in redemption value of noncontrolling interest	(5,814)	—	—	—	—	—	5,814	5,814
Balances at June 30, 2019	$37,060	29,826,782	$298	23,094,221	$232	$167,125	$(217,557)	$(49,902)

For the three months ended June 30, 2018
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2018	$120,397	9,729,946	$97	23,094,221	$232	$128,796	$(277,913)	$(148,788)
Net loss	(6,524)	—	—	—	—	—	(3,072)	(3,072)
Share-based compensation	—	—	—	—	—	803	—	803
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	1,141,552	12	—	—	4,988	—	5,000
Change in redemption value of noncontrolling interest	(74,460)	—	—	—	—	—	74,460	74,460
Balances at June 30, 2018	$39,413	10,871,498	$109	23,094,221	$232	$134,587	$(206,525)	$(71,597)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the six months ended June 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(4,059)	—	—	—	—	—	(5,037)	(5,037)
Share-based compensation	—	—	—	—	—	682	—	682
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	5,831,687	58	—	—	10,442	—	10,500
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(21,363)	—	—	—	—	—	21,363	21,363
Balances at June 30, 2019	$37,060	29,826,782	$298	23,094,221	$232	$167,125	$(217,557)	$(49,902)

For the six months ended June 30, 2018
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	$131,440	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)
Net loss	(13,532)	—	—	—	—	—	(6,024)	(6,024)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	1,766	—	1,766
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	1,141,552	12	—	—	4,988	—	5,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(78,344)	—	—	—	—	—	78,344	78,344
Balances at June 30, 2018	$39,413	10,871,498	$109	23,094,221	$232	$134,587	$(206,525)	$(71,597)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss before noncontrolling interest	$(9,096)	$(19,556)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal of property and equipment, net	—	(12)
Depreciation expense	16	81
Share-based compensation expense	682	1,766
Change in fair value of warrants, related party	(1,196)	(291)
Amortization of debt discount	335	547
Changes in assets and liabilities:
Accounts receivable	(1,822)	5,730
Prepaid expenses and other assets	1,278	(1,920)
Long-term deposits	(39)	2,256
Accounts payable and accrued expenses	635	(757)
Deferred revenue	(1,740)	(2,537)
Other liabilities	—	(34)
Net cash used in operating activities	(10,947)	(14,727)
Cash flows from investing activities:
Proceeds from sale of assets	—	12
Net cash provided by investing activities	—	12
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	10,500	5,000
Proceeds from issuance of Class A Common Stock, net of offering costs	5,443	—
Repayment of notes payable	(5,217)	(1,042)
Net cash provided by financing activities	10,726	3,958
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(221)	(10,757)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	4,183	14,420
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,962	$3,663

Non-cash activities:
Change in redemption value of noncontrolling interest	$(21,363)	$(78,344)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$151

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2019, various holders own non-voting interests in vTv LLC, representing a 43.6% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 56.4% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements, dated as of December 5, 2017, July 30, 2018, December 11, 2018 and March 18, 2019 with MacAndrews and Forbes Group LLC (the “Letter Agreements”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through June 30, 2019, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of June 30, 2019, the Company had an accumulated deficit of $217.6 million and has generated net losses in each year of its existence.

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

As of June 30, 2019, the Company’s liquidity sources included cash and cash equivalents of $1.5 million, $7.0 million of remaining funds available under the Letter Agreements and amounts due under our license agreements with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Newsoara License Agreement”) and JDRF International, net of applicable taxes.  Based on the Company’s current operating plan, management believes that its current cash and cash equivalents and the remaining funds available under the Letter Agreements will allow the Company to meet its liquidity requirements into the third quarter of 2019, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In June 2019, the Company began screening for a Phase 2 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  Further, the Company continues to conduct the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue its operations, the Company will require additional financing. The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The December 31, 2018 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Three customers represented 100% of the revenue earned during each of the three and six months ended June 30, 2019 and 2018.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, long-term as of June 30, 2019 and December 31, 2018 was $2.5 million at each date.  These amounts relate to the minimum balance that the Company must maintain in a deposit account that is pledged to secure the Loan Agreement and is subject to an account control agreement pursuant to the Loan Agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,462	$1,683
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$3,962	$4,183

Investments

In connection with the license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.  The Company owns less than 20% of the voting equity of Reneo and does not have the ability to exercise significant influence over Reneo.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments were made to the value of the Company’s investment in Reneo for the three and six months ended June 30, 2019 and 2018 either due to impairment or based on observable price changes.

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

The Company records accruals based on estimates of the services received, efforts expended, and amounts owed pursuant to contracts with numerous contract research organizations. In the normal course of business, the Company contracts with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study.

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

Note 3:	Collaboration Agreements

Reneo License Agreement

The Company is party to the Reneo License Agreement, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize the Company’s peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans.

The Company has fully allocated the transaction price to the license and the technology transfer services, which represents a single combined performance obligation because they were not capable of being distinct on their own.  The revenue related to this performance obligation was recognized on a straight-line basis over the technology transfer service period.

The revenue related to this performance obligation has been fully recognized as of June 30, 2019. For the three months ended June 30, 2019 and 2018, the Company has recognized revenue related to this performance obligation of $0.8 million and $0.9 million, respectively.  For the six months ended June 30, 2019 and 2018 the Company has recognized revenue of $1.7 million and $1.8 million, respectively related to this performance obligation.  There have been no adjustments to the transaction price for this performance obligation during the three and six months ended June 30, 2019 and 2018.

Huadong License Agreement

The Company is party to a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.

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

The significant performance obligations under this license agreement were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date (iii) the obligation to sponsor and conduct the Phase 2 MRCT, (iv) the Company’s obligation to participate on a joint development committee (the “JDC”), and (v) other obligations considered to be de minimis in nature.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of June 30, 2019.  No revenue related to this combined performance obligation was recognized during the three and six months ended June 30, 2019.  For the three and six months ended June 30, 2018, $1.1 million and $2.3 million of revenue was recognized related to this combined performance obligation, respectively.

The portion of the transaction price allocated to the obligation to sponsor and conduct a portion of the Phase 2 MRCT was $1.0 million and remained deferred as of June 30, 2019.  Revenue for this performance obligation will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  No revenue for this performance obligation has yet been recognized.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of June 30, 2019 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of June 30, 2019 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the three and six months ended June 30, 2019.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended June 30, 2019 and 2018.

Newsoara License Agreement

The Company is party to a license agreement with Newsoara under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China, Hong Kong, Macau, Taiwan and other pacific rim countries (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of June 30, 2019.  The Company recognized revenue related to this performance obligation of $1.0 million for each of the three and six months ended June 30, 2019 and recognized revenue of $0.4 million for each of the three and six months ended June 30, 2018.  During the three and six months ended June 30, 2019, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the three and six months ended June 30, 2019, as the related performance obligation has been fully satisfied.

JDRF Agreement

In August 2017, the Company entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in type 1 diabetics.  The Company has completed the Sentinel and Part 1 portions of this study and has begun enrolling patients in the Part 2 portion of the study.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of June 30, 2019, the Company had received funding under this agreement of $1.6 million.  Research and development costs have been offset by a total of $1.6 million over the course of this agreement.  As of June 30, 2019, the Company has also recognized a receivable of $0.8 million related to additional milestones achieved under this agreement.  No such amounts were outstanding as of June 30, 2018.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Current portion of deferred revenue	$27	$1,752
Deferred revenue, net of current portion	1,052	1,067
Total contract liabilities	$1,079	$2,819

The change in the Company’s contract liabilities for the six months ended June 30, 2019 of $1.7 million was due to the recognition of amounts included in the contract liability at the beginning of the period.  The Company also recognized an additional $1.0 million of revenue related to changes in the estimated transaction prices for one of its customer contracts during the three and six months ended June 30, 2019 for which the related performance obligation had already been satisfied.

Note 4:	Share-Based Compensation

During the three and six months ended June 30, 2019, the Company issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of June 30, 2019, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.3 million, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of option grants during the six months ended June 30, 2019 and 2018 was $1.94 and $2.30 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2019 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Six Months Ended June 30,
	2019	2018
Expected volatility	115.29% - 117.94%	71.15% - 99.23%
Expected life of option, in years	5.8 - 6.0	5.7 - 6.0
Risk-free interest rate	1.88% - 2.64%	2.69% - 2.81%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2018	1,767,503	$8.57
Granted	995,500	2.26
Forfeited	(186,292)	5.99
Awards outstanding at June 30, 2019	2,576,711	$6.32
Options exercisable at June 30, 2019	1,338,567	$9.45
Weighted average remaining contractual term	6.8 Years
Options vested and expected to vest at June 30, 2019	2,524,818	$6.39
Weighted average remaining contractual term	8.0 Years

The following table summarizes the activity related to the RSU awards for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2018	23,333	$5.81
Vested	(11,666)	5.81
Awards outstanding at June 30, 2019	11,667	$5.81
RSUs expected to vest at June 30, 2019	11,505	$5.81

As of June 30, 2019, the total unrecognized stock-based compensation expense and the aggregate intrinsic value related to the Company’s outstanding RSU awards were both de minimis.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$150	$225	$215	$624
General and administrative	251	578	467	1,142
Total share-based compensation expense	$401	$803	$682	$1,766

Note 5:	Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Notes payable under the Loan Agreement	$9,897	$14,897
Short-term financing	—	216
Accreted final payment	934	600
Total notes payable	10,831	15,713
Less: Current portion	(8,646)	(9,383)
Total notes payable, net of current portion	$2,185	$6,330

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

The costs incurred in connection with the Loan Agreement, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payments for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

Note 6:	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.

Novo Nordisk

In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use.  Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $115.0 million for approval of a product. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is responsible for sponsoring the Phase 2 MRCT including sites in both the US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

Note 7:	Leases

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

Operating lease cost recognized for the three and six months ended June 30, 2019 and 2018 was $0.1 million for each of the three-month periods and $0.2 million for each of the six-month periods.

Future minimum lease payments under non-cancelable operating leases to be paid in 2019 as of June 30, 2019 and December 31, 2018 were $0.2 million and $0.4 million, respectively.  There are no material future minimum lease payments under non-cancellable operating leases to be made in the year 2020 or thereafter.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 43.6% noncontrolling interest in vTv LLC outstanding as of June 30, 2019 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2019 and December 31, 2018, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $37.1 million and $62.5 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(2,882)	$(3,072)	$(8,765)	$(6,024)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(2,464)	(4,296)	(9,893)	(4,317)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(5,346)	$(7,368)	$(18,658)	$(10,341)

Note 9:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of June 30, 2019, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 19,064,472 shares of the Company’s Class A Common

Stock. As a result, MacAndrews’ holdings represent approximately 79.6% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—
Exercise price of related warrants	$5.04	$1.53	$2.12	$—
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of June 30, 2019	2,283,105	7,518,797	5,434,783	1,212,121
Remaining shares to be issued as of June 30, 2019	—	—	—	4,242,425

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

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of June 30, 2019, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2019.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company recorded an income tax provision of $0.1 million for the three and six months ended June 30, 2019 and $0.2 million for the three and six months ended June 30, 2018. These amounts relate to the foreign withholding taxes paid in connection with payments recognized under the Newsoara License Agreement.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at June 30, 2019 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2019.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(5,114)	$(9,596)	$(9,096)	$(19,556)
Less: Net loss attributable to noncontrolling interests	(2,232)	(6,524)	(4,059)	(13,532)
Net loss attributable to vTv Therapeutics Inc.	(2,882)	(3,072)	(5,037)	(6,024)
Less: Deemed distribution to related party (Note 9)	—	—	(3,728)	—
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(2,882)	(3,072)	(8,765)	(6,024)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	28,037,628	10,049,831	25,464,562	9,875,743
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.10)	$(0.31)	$(0.34)	$(0.61)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	June 30, 2019	June 30, 2018
Class B Common Stock (1)	23,094,221	23,094,221
Common stock options granted under the Plan	2,576,711	1,926,925
Restricted stock units	11,667	23,334
Common stock options granted under Letter Agreements	4,242,425	1,141,553
Common stock warrants	1,248,041	388,853
Total	31,173,065	26,574,886

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 12:	Restructuring

In December 2018, the Company initiated a corporate restructuring to align with a strategic decision to continue the development of its drug candidates using external resources rather than internal resources. The restructuring will allow the Company to reduce costs while continuing to conduct clinical trials, to support existing partnerships that are advancing development of additional assets, and to pursue new licensing and partnership opportunities. This restructuring included a significant reduction in its workforce. The Company completed these restructuring activities in the second quarter of 2019.

During the six months ended June 30, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan.  As of June 30, 2019, the remaining severance accrual was a de minimis amount.

Note 13:	Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s Loan Agreement is considered to approximate its carrying value because it bears interest at a variable interest rate.

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three and six months ended June 30, 2019, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2019 and December 31, 2018 (in thousands):

	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$1,240	$—	$—	$1,240
Total	$1,240	$—	$—	$1,240

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,436	$—	$—	$2,436
Total	$2,436	$—	$—	$2,436

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the six months ended June 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at June 30,
2019
Warrant liability, related party	$2,436	$(1,196)	$—	$—	$1,240
Total	$2,436	$(1,196)	$—	$—	$1,240

2018
Warrant liability, related party	$492	$(291)	$—	$—	$201
Total	$492	$(291)	$—	$—	$201

During the three and six months ended June 30, 2019 and 2018, the Company recognized gains related to the change in fair value of the Letter Agreement Warrants of $0.3 million for each of the three-month periods and gains of $1.2 million and $0.3 million, respectively, for the six-month periods.  These gains were recognized as a component of other income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of June 30, 2019 were:

	June 30, 2019	December 31, 2018
Expected volatility	113.41% - 118.49%	108.53% - 115.04%
Risk-free interest rate	1.78% - 1.84%	2.59% - 2.69%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants.  Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 14:	Subsequent Events

On July 9, 2019, the Company caused MacAndrews to purchase an additional 1,212,121 shares of its Class A Common Stock under the terms of the March 2019 Letter Agreement for $2.0 million in cash.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of Alzheimer’s disease (“AD”) and diabetes. Our drug candidate for the treatment of AD, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”).  We began screening patients in June 2019 for a Phase 2 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  We are currently investigating TTP399 as a treatment for type 1 diabetes in a Phase 2 study in partnership with JDRF International (“JDRF”).  In addition, we are furthering the development of TTP273, an orally administered, non-peptide agonist that targets the glucagon-like peptide-1 receptor (“GLP-1r”), our peroxisome proliferation activated receptor delta (“PPAR-δ”) agonist, and phosphodiesterase type 4 (“PDE4”) programs through partnerships with pharmaceutical partners via licensing arrangements.  Finally, we continue to advance our NRF2 pathway program via research agreements with academic and industry collaborators.

The following table summarizes our current drug candidates and their respective stages of development:

Our Alzheimer’s Program – Azeliragon

Sequential Phase 2 and Phase 3 Studies in Mild-AD patients with Type 2 Diabetes

In June 2019, we began screening patients for a clinical trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes that consists of sequential phase 2 and phase 3 studies operationally conducted under a single clinical trial protocol (the “488-305 Study”).  The Phase 2 study is designed to enroll approximately 100 patients to evaluate the impact of six months of treatment with azeliragon on cognitive performance as measured by the change from baseline in the Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-COG14”).  We expect to report top-line results from the Phase 2 study by the end of the fourth quarter of 2020.  The Phase 3 study is designed to enroll approximately 200 patients to evaluate the efficacy of 18 months of treatment with azeliragon on cognition and function.  The design of the Phase 3 study may be adapted based on the results of the Phase 2 study.

Our Diabetes Programs – Glucokinase Activator

In June 2019, we announced positive results from the primary analysis of Part 1 of the Phase 2 Simplici-T1 trial assessing TTP399 in adult patients with type 1 diabetes (“T1D”).

In this double-blind, placebo-controlled 12-week trial, the baseline mean HbA1c for the groups treated with TTP399 and placebo was 7.3% and 7.4%, respectively. Patients treated with TTP399 (n=8) showed a statistically significant mean reduction in HbA1c of 0.6% at 12 weeks, while the group treated with placebo (n=11) showed a mean increase in HbA1c of 0.1%, resulting in a mean HbA1c reduction of 0.7% in the TTP399 group relative to the placebo group (p=0.03). At the same time, trends toward decreased insulin usage were observed in the group treated with TTP399.

Patients in this study received insulin adjustments to optimize glucose levels. As a result, the primary analysis included a responder analysis in which a ‘treatment responder’ was defined as a patient who had a decrease in HbA1c at Week 12, no abnormal lactate or ketones detected in blood or urine during the study, and no increased time in Level 2 hypoglycemia (blood glucose <54 mg/dl). Of all study patients, there was a greater proportion of responders in the group treated with TTP399 (75%) than in the placebo group (9%) (p=0.006). Consistent with the treatment responder results, abnormal ketones were observed in plasma or urine in 63% of patients on placebo vs. 13% of patients treated with TTP399.

TTP399 was well tolerated with similar incidences of treatment-emergent adverse events overall and by system organ class. The study had no serious adverse event reported. The study also had no report of diabetic ketoacidosis or severe hypoglycemia.

We have begun enrollment in Part 2 of the Phase 2 Simplici-T1 trial and expect to report topline results from this portion of the study in the first quarter of 2020.

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

From our inception, including our predecessor companies, through June 30, 2019, we have incurred approximately $572.0 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct research and development expense:
Azeliragon	$2,454	$5,717	$3,157	$12,275
TTP399	530	306	1,130	521
Other projects	143	251	334	375
Indirect research and development expense	1,101	2,320	2,429	4,366
Total research and development expense	$4,228	$8,594	$7,050	$17,537

We expect our research and development expenses to increase as we continue screening and enrollment of the Phase 2 portion of the 488-305 Study as well as the continuing enrollment of patients in Part 2 of the Simplici-T1 study, subject to the availability of additional funding.  To the extent we initiate further development of azeliragon or our other programs, our expenses, cash needs and operating losses may further increase.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2019	2018	Change
Revenue	$1,828	$2,473	$(645)
Operating expenses:
Research and development	4,228	8,594	(4,366)
General and administrative	2,392	2,737	(345)
Total operating expenses	6,620	11,331	(4,711)
Operating loss	(4,792)	(8,858)	4,066
Interest income	16	16	—
Interest expense	(514)	(870)	356
Other income, net	276	316	(40)
Loss before income taxes	(5,014)	(9,396)	4,382
Income tax provision	100	200	(100)
Net loss before noncontrolling interest	(5,114)	(9,596)	4,482
Less: net loss attributable to noncontrolling interest	(2,232)	(6,524)	4,292
Net loss attributable to vTv Therapeutics Inc.	$(2,882)	$(3,072)	$190

Revenue

Revenue was $1.8 million for the three months ended June 30, 2019 and $2.5 million for the three months ended June 30, 2018. The reduction in revenue for the three months ended June 30, 2019 relates primarily to the completion of revenue recognized for the license performance obligation under our license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”) in 2018.  This decrease was offset by the recognition of $1.0 million of revenue under our license agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Newsoara License Agreement”), which is related to the adjustment in the transaction price due to the satisfaction of a contingent development milestone.  We generally recognize the portion of the consideration allocated to the license performance obligation for each of these agreements over the requisite knowledge transfer or research service periods in accordance with the applicable accounting guidance.  However, the transaction price may change, causing the recognition of additional revenue for these performance obligations, based upon the inclusion of additional variable consideration when it becomes probable that a development or sales milestone included in our license agreements will be met.

Research and Development Expenses

Research and development expenses were $4.2 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses during the period of $4.4 million, or 50.8%, was primarily due to a decrease in clinical trial costs of $3.3 million for azeliragon which was mainly driven by the termination of our STEADFAST and open-label extension (“OLE”) studies in early April 2018.  This decrease was offset, in part, by an increase in spending for the 488-305 Study.  Additionally, we saw a reduction in personnel costs of approximately $1.0 million driven primarily by the corporate restructuring announced in December 2018.

General and Administrative Expenses

General and administrative expenses were relatively consistent between periods at $2.4 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively.

Interest Expense

Interest expense was $0.5 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively.  The decrease in interest expense was driven by principal payments made in accordance with the terms of our Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the six months ended June 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2019	2018	Change
Revenue	$2,749	$4,537	$(1,788)
Operating expenses:
Research and development	7,050	17,537	(10,487)
General and administrative	4,778	4,992	(214)
Total operating expenses	11,828	22,529	(10,701)
Operating loss	(9,079)	(17,992)	8,913
Interest income	26	34	(8)
Interest expense	(1,140)	(1,725)	585
Other income, net	1,197	327	870
Loss before income taxes	(8,996)	(19,356)	10,360
Income tax provision	100	200	(100)
Net loss before noncontrolling interest	(9,096)	(19,556)	10,460
Less: net loss attributable to noncontrolling interest	(4,059)	(13,532)	9,473
Net loss attributable to vTv Therapeutics Inc.	$(5,037)	$(6,024)	$987

Revenue

Revenue was $2.7 million for the six months ended June 30, 2019 and $4.5 million for the six months ended June 30, 2018. The reduction in revenue for the six months ended June 30, 2019 relates primarily to the completion of revenue recognized for the license performance obligation under the Huadong License Agreement in 2018.  This decrease was offset by the recognition of $1.0 million of revenue under the Newsoara License Agreement related to the adjustment in the transaction price due to the satisfaction of a contingent development milestone.  We generally recognize the portion of the consideration allocated to the license performance obligation for each of these agreements over the requisite knowledge transfer or research service periods in accordance with the applicable accounting guidance.  However, the transaction price may change, causing the recognition of additional revenue for these performance obligations, based upon the inclusion of additional variable consideration when it becomes probable that a development or sales milestone included in our license agreements will be met.

Research and Development Expenses

Research and development expenses were $7.1 million and $17.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses during the period of $10.5 million, or 59.8%, was primarily due to a decrease in clinical trial costs of $9.1 million for azeliragon which was mainly driven by the termination of our STEADFAST and open-label extension (“OLE”) studies in early April 2018.  This decrease was offset, in part, by an increase in expenses for the 488-305 Study.  Additionally, we saw a reduction in personnel and related overhead costs of approximately $1.9 million primarily driven by the corporate restructuring announced in December 2018.  Such decreases were offset by $0.6 million of higher spending on the Simplici-T1 study.  During the first quarter of 2019, we were conducting Part 1 of this study, while in the first quarter of 2018, we were beginning startup activities for the sentinel phase.

General and Administrative Expenses

General and administrative expenses were relatively consistent between periods at $4.8 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.

Interest Expense

Interest expense was $1.1 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in interest expense was driven by principal payments made in accordance with the terms of our Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2019, we have an accumulated deficit of $217.6 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of June 30, 2019, our liquidity sources included cash and cash equivalents of $1.5 million, the $7.0 million of remaining funds available under the letter agreements entered into with MacAndrews and Forbes Group LLC (“MacAndrews”) (the “Letter Agreements”) and amounts due under our license agreements with Newsoara and JDRF International, net of applicable taxes.  Based on our current operating plan, we believe that our current cash and cash equivalents and remaining funds available under the Letter Agreements will allow us to meet our liquidity requirements into the third quarter of fiscal 2019.  These factors raise substantial doubt regarding our ability to continue as a going concern.

We began screening patients for the 488-305 Study in June 2019 and are continuing to conduct Part 2 of the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue the Company’s operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

Letter Agreements

We have entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, we have the right to sell to MacAndrews shares of Class A Common Stock at a specified price per share, and MacAndrews has the right (exercisable up to three times) to require us to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with the entrance into certain of these Letter Agreements, we also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of our Class A Common Stock.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—
Exercise price of related warrants	$5.04	$1.53	$2.12	$—
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of June 30, 2019	2,283,105	7,518,797	5,434,783	1,212,121
Remaining shares to be issued as of June 30, 2019	—	—	—	4,242,425

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

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
(dollars in thousands)
Net cash used in operating activities	$(10,947)	$(14,727)
Net cash provided by investing activities	—	12
Net cash provided by financing activities	10,726	3,958
Net decrease in cash and cash equivalents	$(221)	$(10,757)

Operating Activities

For the six months ended June 30, 2019, our net cash used in operating activities decreased $3.8 million from the six months ended June 30, 2018.  This decrease was driven by the reduction in the net loss for the six months ended June 30, 2019 which was primarily driven by the cessation of the STEADFAST and related OLE studies in April 2018.  This reduction in net loss was offset by the receipt of approximately $7.8 million in receivables related to an upfront payment for our Huadong License Agreement during the six months ended June 30, 2018.

Investing Activities

For the six months ended June 30, 2019 and 2018, net cash provided by investing activities was insignificant.

 Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities increased by $6.8 million from the six months ended June 30, 2018, driven by increases in funding received from sales of Class A Common Stock pursuant to the Letter Agreements and through a registered direct offering in 2019.  Such increases in funding were offset by higher uses of cash to repay the principal portion of our outstanding notes payable in 2019 pursuant to the payment terms of the Loan Agreement.

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

Based on our current operating plan, we believe that our current cash and cash equivalents, remaining funds available under the Letter Agreements and amounts expected to be collected under our collaboration agreements will allow us to meet our liquidity requirements into the third quarter of 2019.  We began screening patients for the 488-305 Study in June 2019 and are continuing to conduct Part 2 of the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue our operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding, which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the March 2019 Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the Letter Agreements with MacAndrews and Forbes Group LLC which, as of June 30, 2019, provide us the right to sell to MacAndrews an additional 4,242,425 shares of our Class A Common Stock at a price of $1.65 per share.  Further, MacAndrews has the right (exercisable up to three times) to require us to sell to it an equal number of shares of Class A Common Stock at the same price.  As of June 30, 2019, we had received funding of $32.0 million under the Letter Agreements and, in exchange, had issued a total of 16,448,806 shares of our Class A Common Stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

There were no sales of unregistered equity securities during the three months ended June 30, 2019 that have not previously been included in a Current Report on Form 8-K.

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

Date: July 31, 2019

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer