Form 10-Q
period 2019-09-30
vTv Therapeutics Inc.
filed 2019-10-30
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of October 30, 2019
Class A common stock, par value $0.01 per share	36,808,933
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2019 and 2018	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,436	$1,683
Accounts receivable, net	10	—
Prepaid expenses and other current assets	870	666
Current deposits	251	1,124
Total current assets	3,567	3,473
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	46	70
Operating lease right-of-use assets	85	—
Long-term investments	2,480	2,480
Long-term deposits	444	36
Total assets	$9,122	$8,559
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,898	$7,702
Operating lease liabilities	91	—
Current portion of deferred revenue	31	1,752
Current portion of notes payable	7,442	9,383
Total current liabilities	14,462	18,837
Notes payable, net of current portion	1,363	6,330
Deferred revenue, net of current portion	1,040	1,067
Warrant liability, related party	1,878	2,436
Other liabilities	260	260
Total liabilities	19,003	28,930
Commitments and contingencies
Redeemable noncontrolling interest	37,268	62,482
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 35,439,070 and 20,347,065 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	354	203
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of September 30, 2019 and December 31, 2018	232	232
Additional paid-in capital	175,990	150,595
Accumulated deficit	(223,725)	(233,883)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(47,149)	(82,853)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$9,122	$8,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$8	$3,375	$2,757	$7,912
Operating expenses:
Research and development	3,663	2,698	10,713	20,235
General and administrative	1,770	2,158	6,548	7,150
Total operating expenses	5,433	4,856	17,261	27,385
Operating loss	(5,425)	(1,481)	(14,504)	(19,473)
Other income	—	10	1	46
Other (expense) income – related party	(146)	319	1,050	610
Interest income	15	13	41	47
Interest expense	(404)	(822)	(1,544)	(2,547)
Loss before income taxes and noncontrolling interest	(5,960)	(1,961)	(14,956)	(21,317)
Income tax provision	—	—	100	200
Net loss before noncontrolling interest	(5,960)	(1,961)	(15,056)	(21,517)
Less: net loss attributable to noncontrolling interest	(2,352)	(1,165)	(6,411)	(14,697)
Net loss attributable to vTv Therapeutics Inc.	$(3,608)	$(796)	$(8,645)	$(6,820)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,115)	$(796)	$(12,880)	$(6,820)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.13)	$(0.06)	$(0.46)	$(0.64)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	32,126,130	12,305,949	27,709,486	10,701,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended September 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at June 30, 2019	$37,060	29,826,782	$298	23,094,221	$232	$167,125	$(217,557)	$(49,902)
Net loss	(2,352)	—	—	—	—	—	(3,608)	(3,608)
Share-based compensation	—	—	—	—	—	413	—	413
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	5,612,288	56	—	—	8,944	—	9,000
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(492)	—	(492)
Change in redemption value of noncontrolling interest	2,560	—	—	—	—	—	(2,560)	(2,560)
Balances at September 30, 2019	$37,268	35,439,070	$354	23,094,221	$232	$175,990	$(223,725)	$(47,149)

For the three months ended September 30, 2018
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2018	$39,413	10,871,498	$109	23,094,221	$232	$134,587	$(206,525)	$(71,597)
Net loss	(1,165)	—	—	—	—	—	(796)	(796)
Share-based compensation	—	—	—	—	—	579	—	579
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	4,900,951	49	—	—	9,951	—	10,000
Issuance of Letter Agreement and warrants to purchase Class A Common stock - related party	—	—	—	—	—	(500)	—	(500)
Change in redemption value of noncontrolling interest	(18,336)	—	—	—	—	—	18,336	18,336
Balances at September 30, 2018	$19,912	15,772,449	$158	23,094,221	$232	$144,617	$(188,985)	$(43,978)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the nine months ended September 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(6,411)	—	—	—	—	—	(8,645)	(8,645)
Share-based compensation	—	—	—	—	—	1,095	—	1,095
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	11,443,975	114	—	—	19,386	—	19,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(492)	—	(492)
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(18,803)	—	—	—	—	—	18,803	18,803
Balances at September 30, 2019	$37,268	35,439,070	$354	23,094,221	$232	$175,990	$(223,725)	$(47,149)

For the nine months ended September 30, 2018
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	$131,440	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)
Net loss	(14,697)	—	—	—	—	—	(6,820)	(6,820)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	2,345	—	2,345
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	6,042,503	61	—	—	14,939	—	15,000
Issuance of Letter Agreement and warrants to purchase Class A Common stock - related party	—	—	—	—	—	(500)	—	(500)
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(96,680)	—	—	—	—	—	96,680	96,680
Balances at September 30, 2018	$19,912	15,772,449	$158	23,094,221	$232	$144,617	$(188,985)	$(43,978)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss before noncontrolling interest	$(15,056)	$(21,517)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
(Gain) loss on disposal of property and equipment, net	(312)	(12)
Depreciation expense	24	111
Share-based compensation expense	1,095	2,345
Change in fair value of warrants, related party	(1,050)	(610)
Amortization of debt discount	450	795
Changes in assets and liabilities:
Accounts receivable	(8)	8,000
Prepaid expenses and other assets	659	(1,475)
Long-term deposits	(408)	2,256
Accounts payable and accrued expenses	(788)	(4,936)
Deferred revenue	(1,748)	(5,912)
Other liabilities	—	(32)
Net cash used in operating activities	(17,142)	(20,987)
Cash flows from investing activities:
Proceeds from sale of assets	310	12
Purchases of property and equipment	—	(5)
Net cash provided by investing activities	310	7
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	19,500	15,000
Proceeds from issuance of Class A Common Stock, net of offering costs	5,443	—
Proceeds from debt issuance	500	500
Repayment of notes payable	(7,858)	(2,674)
Net cash provided by financing activities	17,585	12,826
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	753	(8,154)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	4,183	14,420
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$4,936	$6,266

Non-cash activities:
Change in redemption value of noncontrolling interest	$(18,803)	$(96,680)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$151
Issuance of Letter Agreements and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$492	$500

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2019, various holders own non-voting interests in vTv LLC, representing a 39.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 60.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements, dated as of December 5, 2017, July 30, 2018, December 11, 2018, March 18, 2019, and September 26, 2019 with MacAndrews and Forbes Group LLC (the “Letter Agreements”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through September 30, 2019, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of September 30, 2019, the Company had an accumulated deficit of $223.7 million and has generated net losses in each year of its existence.

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

In September 2019, the Company entered into another Letter Agreement with MacAndrews and Forbes Group LLC (the “September 2019 Letter Agreement”) under which it may sell, at the Company’s option, up to 6,849,315 shares of its Class A Common Stock at a fixed price of $1.46 per share for aggregate proceeds of $10.0 million during a one-year period after the date of the September 2019 Letter Agreement.  The September 2019 Letter Agreement also permits MacAndrews and Forbes Group LLC to exercise an option to purchase Class A Common Stock at the same price up to three times during the one-year period after the date of the September 2019 Letter Agreement. In consideration for entering into the September 2019 Letter Agreement, the Company issued to MacAndrews and Forbes Group LLC warrants to purchase 400,990 shares of its Class A Common Stock at a price of $1.68 per share.

As of September 30, 2019, the Company’s liquidity sources included cash and cash equivalents of $2.4 million and $8.0 million of remaining funds available under the Letter Agreements.  Based on the Company’s current operating plan, management believes that its current cash and cash equivalents and the remaining funds available under the Letter Agreements will allow the Company to meet its liquidity requirements into the fourth quarter of 2019, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has completed enrollment in a Phase 2 clinical trial of TTP399 in patients with type 1 diabetes and continues to enroll patients in a Phase 2 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  In order to complete these trials and continue its operations, the Company will require additional financing. The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

One and three customers represented 100% of the revenue earned during the three months ended September 30, 2019 and 2018, respectively. Three customers represented 100% of the revenue earned during each of the nine months ended September 30, 2019 and 2018.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, long-term as of September 30, 2019 and December 31, 2018 was $2.5 million at each date.  These amounts relate to the minimum balance that the Company must maintain in a deposit account that is pledged to secure the Loan Agreement and is subject to an account control agreement pursuant to the Loan Agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$2,436	$1,683
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$4,936	$4,183

Investments

In connection with the license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.  The Company owns less than 20% of the voting equity of Reneo and does not have the ability to exercise significant influence over Reneo.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments were made to the value of the Company’s investment in Reneo for the three and nine months ended September 30, 2019 and 2018 either due to impairment or based on observable price changes.

Leases

The Company determines if an arrangement is a lease at inception.  Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Condensed Consolidated Balance Sheets.  Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.  The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  The Company also elected a practical expedient to not separate its lease and non-lease components and instead account for them as a single lease component.

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

Research and Development

Major components of research and development costs include cash and share-based compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, regulatory and compliance costs, fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf, facilities costs and overhead costs. Research and development costs are expensed as incurred.

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

The revenue related to this performance obligation has been fully recognized as of September 30, 2019. No revenue related to this performance obligation was recognized for the three months ended September 30, 2019.  For the three months ended September 30, 2018, the Company recognized revenue related to this performance obligation of $0.9 million.  For the nine months ended September 30, 2019 and 2018 the Company has recognized revenue of $1.7 million and $2.7 million, respectively related to this performance obligation.  There have been no adjustments to the transaction price for this performance obligation during the three and nine months ended September 30, 2019 and 2018.

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

The significant performance obligations under this license agreement were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date, (iii) the obligation to sponsor and conduct the Phase 2 MRCT, (iv) the Company’s obligation to participate on a joint development committee (the “JDC”), and (v) other obligations considered to be de minimis in nature.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of

September 30, 2019.  No revenue related to this combined performance obligation was recognized during the three and nine months ended September 30, 2019.  For the three and nine months ended September 30, 2018, $1.2 million and $3.5 million of revenue was recognized related to this combined performance obligation, respectively.

The portion of the transaction price allocated to the obligation to sponsor and conduct a portion of the Phase 2 MRCT was $1.0 million and remained deferred as of September 30, 2019.  Revenue for this performance obligation will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  No revenue for this performance obligation has yet been recognized.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of September 30, 2019 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of September 30, 2019 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the three and nine months ended September 30, 2019 and 2018.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended September 30, 2019 and 2018.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of September 30, 2019.  The Company recognized revenue related to this performance obligation of $1.0 million for the nine months ended September 30, 2019 and recognized revenue of $1.3 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.  During the nine months ended September 30, 2019, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the nine months ended September 30, 2019, as the related performance obligation has been fully satisfied.

JDRF Agreement

In August 2017, the Company entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes.  The Company has completed the Sentinel and Part 1 portions of this study and has completed enrollment of patients in the Part 2 portion of the study.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of September 30, 2019, the Company had received funding under this agreement of $2.4 million.  Research and development costs have been offset by a total of $2.4 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Current portion of deferred revenue	$31	$1,752
Deferred revenue, net of current portion	1,040	1,067
Total contract liabilities	$1,071	$2,819

The change in the Company’s contract liabilities for the nine months ended September 30, 2019 of $1.7 million was due to the recognition of amounts included in the contract liability at the beginning of the period.  The Company also recognized an additional $1.0 million of revenue related to changes in the estimated transaction prices for one of its customer contracts during the nine months ended September 30, 2019 for which the related performance obligation had already been satisfied.

Note 4:	Share-Based Compensation

During the three and nine months ended September 30, 2019, the Company issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of September 30, 2019, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.9 million, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of option grants during the nine months ended September 30, 2019 and 2018 was $1.93 and $2.28 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2019 was $0.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Nine Months Ended September 30,
	2019	2018
Expected volatility	115.29% - 117.94%	71.15% - 99.23%
Expected life of option, in years	5.8 - 6.0	5.7 - 6.0
Risk-free interest rate	1.58% - 2.64%	2.69% - 2.84%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2018	1,767,503	$8.57
Granted	998,000	2.26
Forfeited	(269,360)	6.71
Awards outstanding at September 30, 2019	2,496,143	$6.25
Options exercisable at September 30, 2019	1,266,869	$9.47
Weighted average remaining contractual term	6.5 Years
Options vested and expected to vest at September 30, 2019	2,454,065	$6.31
Weighted average remaining contractual term	7.8 Years

The following table summarizes the activity related to the RSU awards for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2018	23,333	$5.81
Vested	(11,666)	5.81
Awards outstanding at September 30, 2019	11,667	$5.81
RSUs expected to vest at September 30, 2019	11,564	$5.81

As of September 30, 2019, the total unrecognized stock-based compensation expense and the aggregate intrinsic value related to the Company’s outstanding RSU awards were both de minimis.

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$154	$247	$369	$871
General and administrative	259	332	726	1,474
Total share-based compensation expense	$413	$579	$1,095	$2,345

Note 5:	Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Notes payable under the Loan Agreement	$7,397	$14,897
Short-term financing	358	216
Accreted final payment	1,050	600
Total notes payable	8,805	15,713
Less: Current portion	(7,442)	(9,383)
Total notes payable, net of current portion	$1,363	$6,330

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

The costs incurred in connection with the Loan Agreement, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payments for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

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

Future scheduled maturities of operating lease liabilities to occur in 2019 as of September 30, 2019 and December 31, 2018 were $0.1 million and $0.4 million, respectively.  There are no material future scheduled maturities of operating lease liabilities in the year 2020 or thereafter.  Note that such amounts do not include payments for the lease that has not commenced discussed below.

In August 2019, the Company entered into a lease agreement for new office space for its headquarters location.  This lease is expected to commence in the fourth quarter of 2019 after the completion of certain tenant improvements being made by the lessor.  The related lease liability and right-of-use asset will be recognized by the Company in its Condensed Consolidated Financial Statements upon commencement.  The future undiscounted lease payments to be made in connection with this lease are as follows (in thousands):

2019	$—
2020	242
2021	248
2022	254
2023	261
Thereafter	267
Total	$1,272

Operating lease cost recognized for the three and nine months ended September 30, 2019 and 2018 was $0.1 million for each of the three-month periods and $0.3 million for each of the nine-month periods.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 39.5% noncontrolling interest in vTv LLC outstanding as of September 30, 2019 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2019 and December 31, 2018, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $37.3 million and $62.5 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,115)	$(796)	$(12,880)	$(6,820)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(4,515)	(9,552)	(14,408)	(13,869)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(8,630)	$(10,348)	$(27,288)	$(20,689)

Note 9:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of September 30, 2019, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 24,876,760 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 81.9% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65	$1.46
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020	September 26, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—	400,990
Exercise price of related warrants	$5.04	$1.53	$2.12	$—	$1.68
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026
Total shares issued as of September 30, 2019	2,283,105	7,518,797	5,434,783	5,454,546	1,369,863
Remaining shares to be issued as of September 30, 2019	—	—	—	—	5,479,453

The March 18, 2019 and September 26, 2019 Letter Agreements resulted in deemed distributions to MacAndrews of $3.7 million and $0.5 million, respectively.  These deemed distributions were the result of the fair value of the financial instruments issued to MacAndrews exceeding the fair value of the financial instrument received by the Company.  These deemed distributions have been reflected as increases to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

The Letter Agreement Warrants related to the September 26, 2019 Letter Agreement were recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Fair value of the Letter Agreement Warrants issued during the three and nine months ended September 30, 2019 and 2018 was calculated as of their issuance date using the methods described in Note 13 using the following assumptions:

	July 30, 2018	September 26, 2019
Expected volatility	95.29%	110.35%
Expected life of option, in years	7.0	7.0
Risk-free interest rate	2.94%	1.65%
Expected dividend yield	0.00%	0.00%

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of September 30, 2019, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2019.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company recorded an income tax provision of $0.1 million for the nine months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2018. These amounts relate to the foreign withholding taxes paid in connection with payments recognized under the Newsoara License Agreement.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at September 30, 2019 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2019.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(5,960)	$(1,961)	$(15,056)	$(21,517)
Less: Net loss attributable to noncontrolling interests	(2,352)	(1,165)	(6,411)	(14,697)
Net loss attributable to vTv Therapeutics Inc.	(3,608)	(796)	(8,645)	(6,820)
Less: Deemed distribution to related party (Note 9)	(507)	—	(4,235)	—
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,115)	(796)	(12,880)	(6,820)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	32,126,130	12,305,949	27,709,486	10,701,599
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.13)	$(0.06)	$(0.46)	$(0.64)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	September 30, 2019	September 30, 2018
Class B Common Stock (1)	23,094,221	23,094,221
Common stock options granted under the Plan	2,496,143	1,782,688
Restricted stock units	11,667	23,333
Common stock options granted under Letter Agreements	5,479,453	3,759,399
Common stock warrants	1,649,031	907,507
Total	32,730,515	29,567,148

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 12:	Restructuring

In December 2018, the Company initiated a corporate restructuring to align with a strategic decision to continue the development of its drug candidates using external resources rather than internal resources. The restructuring allowed the Company to reduce costs while continuing to conduct clinical trials, to support existing partnerships that are advancing development of additional assets, and to pursue new licensing and partnership opportunities. This restructuring included a significant reduction in its workforce. The Company completed these restructuring activities in the second quarter of 2019.

During the nine months ended September 30, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan.

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

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three and nine months ended September 30, 2019, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$1,878	$—	$—	$1,878
Total	$1,878	$—	$—	$1,878

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,436	$—	$—	$2,436
Total	$2,436	$—	$—	$2,436

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the nine months ended September 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at September 30,
2019
Warrant liability, related party	$2,436	$(1,050)	$492	$—	$1,878
Total	$2,436	$(1,050)	$492	$—	$1,878

2018
Warrant liability, related party	$492	$(610)	$500	$—	$382
Total	$492	$(610)	$500	$—	$382

During the three and nine months ended September 30, 2019 and 2018, the Company recognized a loss of $0.1 million and a gain of $0.3 million for the three-month periods, respectively related to the change in fair value of the Letter Agreement Warrants.  For the nine-month periods, the Company recognized gains of $1.1 million and $0.6 million, respectively.  These amounts were recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of September 30, 2019 were:

	September 30, 2019	December 31, 2018
Expected volatility	110.41% - 120.54%	108.53% - 115.04%
Risk-free interest rate	1.56% - 1.66%	2.59% - 2.69%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants.  Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 14:	Subsequent Events

On October 24, 2019, the Company caused MacAndrews to purchase an additional 1,369,863 shares of its Class A Common Stock under the terms of the September 2019 Letter Agreement for $2.0 million in cash.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the development of orally administered small molecule drug candidates to fill significant unmet medical needs. We have a pipeline of clinical drug candidates, led by our programs for the treatment of type 1 diabetes (TTP399) and for Alzheimer’s disease (“AD”) (azeliragon). We are currently investigating TTP399, an oral glucokinase activator, as a treatment for type 1 diabetes in a Phase 2 study in partnership with JDRF International (“JDRF”). We are investigating azeliragon (TTP488), an oral antagonist of the receptor for advanced glycation endproducts (“RAGE”), as a treatment of mild-AD in patients with type 2 diabetes in a Phase 2 study. Finally, we are advancing the non-clinical development of our NRF2 pathway program via research agreements with academic and industry collaborators.

In addition to our internal development programs, we are furthering the clinical development of three other programs, a small molecule GLP-1r agonist, a PDE4 inhibitor, and a PPAR-delta agonist, through partnerships with pharmaceutical partners via licensing arrangements.

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

In September 2019, we presented positive continuous glucose monitor (CGM) and insulin dose data from the patients with complete CGM profiles from part 1 of the Simplici-T1 Study at the 55th Annual Meeting of the European Association for the Study of Diabetes.  Key results from this presentation included:

•

TTP399 treatment (n=6) increased Time in Range from baseline to end of treatment by 11% (2.7 hours) (p=0.055) per day (24 hours), and by 12% (1.7 hours) (p=0.04) during the critical waking hours (7am-9pm) relative to placebo (n=9).

•	TTP399 treatment reduced the total daily mealtime bolus insulin dose by 23% compared to 4% for placebo while significantly improving glycemic control.
•	Patients in the treatment group experienced fewer Level 1 (≥54-70 mg/dl) and Level 2 (<54 mg/dl) hypoglycemic events than patients in the placebo group.

We have completed enrollment in Part 2 of the Phase 2 Simplici-T1 trial and expect to report topline results from this portion of the study in the first quarter of 2020.

Our Alzheimer’s Program – Azeliragon

Sequential Phase 2 and Phase 3 Studies in Mild-AD patients with Type 2 Diabetes

In June 2019, we began screening patients for a clinical trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes that consists of sequential phase 2 and phase 3 studies operationally conducted under a single clinical trial protocol (the “Elevage Study” or “488-305 Study”).  The Phase 2 study is designed to enroll approximately 100 patients to evaluate the impact of six months of treatment with azeliragon on cognitive performance as measured by the change from baseline in the Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-COG14”).  We expect to report top-line results from the Phase 2 study in late 2020 or early 2021.  The Phase 3 study is designed to enroll approximately 200 patients to evaluate the efficacy of 18 months of treatment with azeliragon on cognition and function.  The design of the Phase 3 study may be adapted based on the results of the Phase 2 study.

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

From our inception, including our predecessor companies, through September 30, 2019, we have incurred approximately $575.6 million in research and development expenses.

Our research and development expenses by project for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct research and development expense:
Azeliragon	$1,875	$720	$5,032	$12,996
TTP399	545	66	1,675	587
Other projects	156	109	490	485
Indirect research and development expense	1,087	1,803	3,516	6,167
Total research and development expense	$3,663	$2,698	$10,713	$20,235

We expect our research and development expenses to increase as we further development of TTP399 as a potential treatment of type 1 diabetes and continue the enrollment of the Phase 2 portion of the Elevage Study, subject to the availability of additional funding.  To the extent we initiate further development of these and other programs, our expenses, cash needs and operating losses may further increase.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2019	2018	Change
Revenue	$8	$3,375	$(3,367)
Operating expenses:
Research and development	3,663	2,698	965
General and administrative	1,770	2,158	(388)
Total operating expenses	5,433	4,856	577
Operating loss	(5,425)	(1,481)	(3,944)
Interest income	15	13	2
Interest expense	(404)	(822)	418
Other (expense) income, net	(146)	329	(475)
Loss before income taxes	(5,960)	(1,961)	(3,999)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(5,960)	(1,961)	(3,999)
Less: net loss attributable to noncontrolling interest	(2,352)	(1,165)	(1,187)
Net loss attributable to vTv Therapeutics Inc.	$(3,608)	$(796)	$(2,812)

Revenue

Revenue was insignificant for the three months ended September 30, 2019 and $3.4 million for the three months ended September 30, 2018.  During each of these periods, our revenue was related to the recognition of amounts realized from license performance obligations.  For the three months ended September 30, 2018, the revenue recognized related to the amortization of amounts deferred at the initiation of our license agreements which were related to the transfer of technology performance obligations.  The revenue was recognized over the transfer service period for the associated license agreements, all of which ended prior to the third quarter of 2019.

Research and Development Expenses

Research and development expenses were $3.7 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase in research and development expenses during the period of $1.0 million, or 35.8%, was primarily due to an increase in clinical trial costs of $1.2 million for azeliragon which was mainly driven by startup of the Elevage Study.  Additionally, we saw a reduction in personnel costs of approximately $1.0 million driven primarily by the corporate restructuring announced in December 2018.

General and Administrative Expenses

General and administrative expenses were $1.8 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively.  The decrease in general and administrative expenses was driven primarily by the gain recognized on the sale of fully depreciated or impaired laboratory equipment during the period.

Interest Expense

Interest expense was $0.4 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively.  The decrease in interest expense was driven by lower principal balances outstanding during the third quarter of 2019 because of payments made in accordance with the terms of our Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the nine months ended September 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2019	2018	Change
Revenue	$2,757	$7,912	$(5,155)
Operating expenses:
Research and development	10,713	20,235	(9,522)
General and administrative	6,548	7,150	(602)
Total operating expenses	17,261	27,385	(10,124)
Operating loss	(14,504)	(19,473)	4,969
Interest income	41	47	(6)
Interest expense	(1,544)	(2,547)	1,003
Other income, net	1,051	656	395
Loss before income taxes	(14,956)	(21,317)	6,361
Income tax provision	100	200	(100)
Net loss before noncontrolling interest	(15,056)	(21,517)	6,461
Less: net loss attributable to noncontrolling interest	(6,411)	(14,697)	8,286
Net loss attributable to vTv Therapeutics Inc.	$(8,645)	$(6,820)	$(1,825)

Revenue

Revenue was $2.8 million for the nine months ended September 30, 2019 and $7.9 million for the nine months ended September 30, 2018. During each of these periods, our revenue was related to the recognition of amounts realized from license performance obligations and primarily related to the amortization of amounts deferred at the initiation of our license agreements which were related to the transfer of technology performance obligations.  The technology service periods for our license agreements with Newsoara Biopharma Co., Ltd. (“Newsoara”) and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd were completed in 2018.  The technology service period for our license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) ended in the second quarter of 2019.  During the 2019 period, we also recognized an additional $1.0 million related to the satisfaction of a milestone within our license agreement with Newsoara.

Research and Development Expenses

Research and development expenses were $10.7 million and $20.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in research and development expenses during the period of $9.5 million, or 47.1%, was primarily due to a decrease in clinical trial costs of $8.0 million for azeliragon which was mainly driven by the termination of our STEADFAST and open-label extension (“OLE”) studies in early April 2018.  This decrease was offset, in part, by an increase in expenses for the Elevage Study as it began to screen and enroll patients in mid-2019.  Additionally, personnel and related overhead costs decreased approximately $2.2 million primarily driven by the corporate restructuring announced in December 2018.  Such decreases were offset by increases of $1.1 million related to the Simplici-T1 Study.  Part 1 of this study completed in early 2019 and start up and enrollment of the larger Part 2 of this study occurred in the second and third quarters of 2019.

General and Administrative Expenses

General and administrative expenses were $6.5 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The decrease in general and administrative expenses during the period of $0.6 million, or 8.4%, was driven by gains recognized upon the sale of laboratory equipment in the third quarter of 2019 as well as decreased professional fees.

Interest Expense

Interest expense was $1.5 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in interest expense was driven by lower principal balances outstanding during the first nine months of 2019 because of payments made in accordance with the terms of our Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2019, we have an accumulated deficit of $223.7 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of September 30, 2019, our liquidity sources included cash and cash equivalents of $2.4 million and $8.0 million of remaining funds available under the letter agreements entered into with MacAndrews and Forbes Group LLC (“MacAndrews”) (the “Letter Agreements”).  Based on our current operating plan, we believe that our current cash and cash equivalents and remaining funds available under the Letter Agreements will allow us to meet our liquidity requirements into the fourth quarter of fiscal 2019.  These factors raise substantial doubt regarding our ability to continue as a going concern.

We are currently enrolling patients in the Elevage Study and have completed enrollment in Part 2 of the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue the Company’s operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

In September 2019, the Company entered into another Letter Agreement with MacAndrews and Forbes Group LLC (the “September 2019 Letter Agreement”) under which it may sell, at the Company’s option, up to 6,849,315 shares of its Class A Common Stock at a fixed price of $1.46 per share for aggregate proceeds of $10.0 million during a one-year period after the date of the September 2019 Letter Agreement. The September 2019 Letter Agreement also permits MacAndrews and Forbes Group LLC to exercise an option to purchase Class A Common Stock at the same price up to three times during the one-year period after the date of the September 2019 Letter Agreement. In consideration for entering into the September 2019 Letter Agreement, the Company issued to MacAndrews and Forbes Group LLC warrants to purchase 400,990 shares of its Class A Common Stock at a price of $1.68 per share.

Certain terms of these Letter Agreements are set forth in the table below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65	$1.46
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020	September 26, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—	400,990
Exercise price of related warrants	$5.04	$1.53	$2.12	$—	$1.68
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026
Total shares issued as of September 30, 2019	2,283,105	7,518,797	5,434,783	5,454,546	1,369,863
Remaining shares to be issued as of September 30, 2019	—	—	—	—	5,479,453

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

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
(dollars in thousands)
Net cash used in operating activities	$(17,142)	$(20,987)
Net cash provided by investing activities	310	7
Net cash provided by financing activities	17,585	12,826
Net increase (decrease) in cash and cash equivalents	$753	$(8,154)

Operating Activities

For the nine months ended September 30, 2019, our net cash used in operating activities decreased $3.9 million from the nine months ended September 30, 2018.  This decrease was driven by the lower spending for the nine months ended September 30, 2019 which was primarily driven by the cessation of the STEADFAST and related OLE studies in April 2018.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities was $0.3 million which related to proceeds received from the sale of certain laboratory equipment.  For the nine months ended September 30, 2018, net cash provided by investing activities was insignificant.

 Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities increased by $4.8 million from the nine months ended September 30, 2018, driven by increases in funding received from sales of Class A Common Stock pursuant to the Letter Agreements and through a registered direct offering in 2019.  Such increases in funding were offset by higher uses of cash to repay the principal portion of our outstanding notes payable in 2019 pursuant to the payment terms of the Loan Agreement.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and remaining funds available under the Letter Agreements will allow us to meet our liquidity requirements into the fourth quarter of 2019.  We have begun enrolling patients for the Elevage Study and are continuing to conduct Part 2 of the Phase 2 clinical trial of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue our operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding, which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of the Simplici-T1 Study and the Elevage Study;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical and clinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the September 2019 Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the Letter Agreements with MacAndrews and Forbes Group LLC which, as of September 30, 2019, provide us the right to sell to MacAndrews an additional 5,479,453 shares of our Class A Common Stock at a price of $1.46 per share.  Further, MacAndrews has the right (exercisable up to three times) to require us to sell to it an equal number of shares of Class A Common Stock at the same price.  As of September 30, 2019, we had received funding of $41.0 million under the Letter Agreements and, in exchange, had issued a total of 22,061,094 shares of our Class A Common Stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

There were no sales of unregistered equity securities during the three months ended September 30, 2019 that have not previously been included in a Current Report on Form 8-K.

Our ability to pay dividends is restricted by our Loan Agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Letter Agreement, dated as of September 26, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

10.2	Form of Securities Purchase Agreement to Purchase Class A Common Stock, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

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

Date: October 30, 2019

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer