Form 10-K
period 2019-12-31
vTv Therapeutics Inc.
filed 2020-02-21
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-37524

vTv Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Premier Dr, Suite 310 High Point, NC	27265
(Address of principal executive offices)	(Zip Code)

(336) 841-0300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock (Par Value $0.01)	VTVT	NASDAQ Capital Market

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2019, was $15,194,030 (based on the closing sale price as reported on the NASDAQ).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 20, 2020.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	42,168,522
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2019

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of metabolic diseases and their long term complications, led by our drug candidates TTP399 and azeliragon (collectively our “Late Stage Drug Candidates”).

TTP399 is an orally administered glucokinase activator currently being developed as a treatment for type 1 diabetes as an adjunct to insulin.  TTP399 recently completed Part 2 of an adaptive Phase 2 study in partnership with JDRF International (“JDRF”) that reported positive topline results in February 2020.  TTP399 demonstrated statistically significant improvements in HbA1c (long-term blood sugar) compared to placebo.  For detailed results from this study, please refer to “Our Type 1 Diabetes Program –TTP399 – Positive Phase 2 Simplici-T1 Study” below.

Our second clinical drug candidate in Phase 2 development is azeliragon (TTP488), an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”). We are currently enrolling patients in a Phase 2 study (the “Elevage Study”) to evaluate azeliragon as a potential treatment of dementia of the mild-Alzheimer’s disease (“AD”) type in patients with type 2 diabetes that is expected to report results in the first half of 2021.

In addition to our Late Stage Drug Candidates, we are also in the planning stages for an adaptive Phase 1b/2 clinical trial of TTP273, an orally administered non-peptidic agonist that targets the glucagon-like peptide 1 receptor (“GLP-1r”), in patients with cystic fibrosis related diabetes (“CFRD”). Finally, we continue to advance our Nrf2 pathway program via internally directed nonclinical research of non-alcoholic steatohepatitis (“NASH”) and external research agreements with academic and industry collaborators.

To complement our internal development efforts, we are furthering the development of our GLP-1r agonist, peroxisome proliferation activated receptor delta inhibitor (“PPAR-δ”) agonist and phosphodiesterase type 4 (“PDE4”) inhibitor programs through partnerships with pharmaceutical partners via licensing arrangements.

Our Pipeline

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Strategy

Our goal is to advance the development of our differentiated pipeline of orally administered, small molecule drug candidates to treat metabolic diseases to minimize their long-term complications through end organ protection. As key components of our strategy, we:

•

Continue to advance TTP399 as a potential treatment for type 1 diabetes. In February 2020, we announced positive results from Part 2 of the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes.  Part 2 of this study achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo.  Based on the successful results of this trial, we plan to initiate discussions with the FDA regarding the design of the next six-month trial to test TTP399 in patients with type 1 diabetes, and discuss possible accelerated pathways for ultimate approval including Fast Track, Breakthrough and other possible programs.  We currently expect the next trial(s) to support registration of TTP399 for treatment of patients with type 1 diabetes.

•

Continue to execute the ongoing Phase 2 clinical trial for azeliragon as a potential treatment of mild Alzheimer’s disease in patients with type 2 diabetes.  We continue to enroll patients in a clinical trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes (the “Elevage Study”).  The trial consists of sequential Phase 2 and Phase 3 studies operationally conducted under a single protocol.  The ongoing Phase 2 study is designed to enroll approximately 100 patients to evaluate the impact of six months of treatment with azeliragon on cognitive performance as measured by the change from baseline in the Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-COG14”).  We expect to report top-line results from the Phase 2 study in the first half of 2021.

•

Seek orphan designation for TTP273 as a treatment of cystic fibrosis-related diabetes.  We plan to file an application seeking orphan designation status for TTP273 as a potential treatment of cystic fibrosis related diabetes.  If successful, this designation will provide better access to personnel at the FDA to discuss an appropriate development strategy for TTP273 in this indication.  We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, but the final design may be adjusted based on the feedback received from the FDA.

•

Seek additional strategic collaborations and additional funding to support the continued development and commercialization of our development programs. We will continue to seek additional funding to support the further development of our drug candidates.  Such support may come from strategic collaborations with non-profit research funding organizations such as JDRF International or from collaboration agreements with other pharmaceutical companies.

•

Continue to monitor and support existing partnerships for pipeline programs. Our partners developing our GLP-1r, PPAR-δ, and PDE4 programs continue to advance these programs in their respective licensed territories.  We continue to support and monitor these partnerships.

Our Type 1 Diabetes Program –TTP399

Diabetes Overview

Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin (a hormone that enables people to get energy from food). Type 1 diabetes results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas called beta cells. While the causes of type 1 diabetes are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of type 1 diabetes is not believed to be affected by diet or lifestyle.

Current Treatments for Type 1 Diabetes and Their Limitations

Patients with type 1 diabetes have difficulty achieving and maintaining consistent glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association (ADA). In order to maintain appropriate glycemic control, patients with type 1 diabetes are required to constantly monitor their blood glucose levels, closely manage their diet, and administer insulin via injection in response.  While technology has advanced to help people with type 1 diabetes manage the burden of this monitoring and insulin administration process, including continuous glucose monitors and insulin pumps, patient outcomes have not improved: approximately 80% of people with type 1 diabetes fail to achieve the ADA’s recommended HbA1c levels.  Failure to maintain glycemic control results in dangerous excursions into hyperglycemia or hypoglycemia that are potentially fatal. In addition, the accumulated impact of these glycemic excursions can raise a patient’s risk of potentially serious and life-threatening long-term complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage.

A number of existing treatment options for type 2 diabetes have been investigated to treat type 1 diabetes, generally without success.  While a pair of SGLT-1/2 and SGLT-2 inhibitors were recently approved in Europe and Japan with label restrictions to certain sub-groups of people with type 1 diabetes, these therapies have not been approved in the U.S. due to safety risks primarily relating to diabetic ketoacidosis (“DKA”).  Alternative therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of type 1 diabetes.  Nevertheless, such alternatives do not address the unmet need of existing patients with type 1 diabetes or those that eventually become type 1 diabetes patients following any therapeutic delay in disease onset.

With insulin and pramlintide injection as the only treatment options approved in the United States for type 1 diabetes, there is an unmet medical need to provide people with type 1 diabetes additional, especially oral, treatment options that can help them to reduce HbA1c, achieve greater control over blood glucose levels, and reduce daily insulin doses without increasing the risk of hypoglycemia (blood glucose levels below normal) or DKA.

The Role of Glucokinase Activation in Diabetes

Glucokinase (“GK”) is a key regulator of glucose homeostasis and acts as the physiological glucose sensor, changing its conformation, activity, and/or intracellular location in parallel with changes in glucose concentrations. GK has two distinctive characteristics that make it a good choice for blood glucose control. First, its expression is mostly limited to tissues that require glucose-sensing (mainly liver and pancreatic β-cells). Second, GK acts as a biological sensor for changes in serum glucose levels and modulates changes in liver glucose metabolism that in turn regulates the balance between hepatic glucose production and glucose consumption, and modulates changes in insulin secretion by the β-cells.  GK activation is attractive as a potential therapy for the treatment of type 1 diabetes and has a mechanism of action entirely distinct from currently marketed oral anti-diabetic drugs (“OAD”).  GK activation has been demonstrated in animal models of type 1 diabetes to reduce HbA1c and to be well tolerated.

TTP399

TTP399 is an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) in development as a new potential OAD for the treatment of type 1 diabetes. TTP399 has a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control without inducing significant hypoglycemia. Our trials for TTP399 to date suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We have completed nine Phase 1 and two Phase 2 clinical trials of TTP399, one of which was six months in duration. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia.

Positive Phase 2 Simplici-T1 Study

In February 2020, we announced positive results from Part 2 of the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes (“T1D”) over a 12 week period.  The study enrolled 85 patients and was designed to evaluate whether TTP399 is well tolerated and can improve daily glucose profiles and HbA1c in people living with T1D when administered as an oral add-on to insulin therapy. Part 2 of the Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for TTP399 compared to placebo.

TTP399 was well tolerated with similar incidences of treatment-emergent adverse events overall and by system organ class in both treatment groups.  The study had no report of diabetic ketoacidosis in either treatment group. There was no incidence of severe hypoglycemia in the treated group and one incident in the placebo group. Patients taking TTP399 experienced fewer symptomatic hypoglycemic episodes: two subjects taking TTP399 reported at least one event compared to eight subjects taking placebo.

To eliminate the possibility that the reduction in HbA1c was driven by the administration of excess insulin (3 or more units per day), a second estimand analysis was performed which evaluated the effect on HbA1c for patients without evidence of noncompliance with prescribed treatment and who did not administer increases of bolus insulin of three or more units per day. This second estimand analysis was pre-specified and consistent with current regulatory guidance.  Based upon the second estimand analysis, people treated with TTP399 achieved a statistically-significant placebo-subtracted reduction in HbA1c of 0.32% (p=0.001). Patients taking TTP399 experienced a 0.21% reduction in HbA1c, while patients taking placebo experienced a 0.11% increase in HbA1c, from a mean study baseline HbA1c of 7.6% following a multi-week insulin optimization period prior to the administration of study treatment.

Daily Time in Range was improved by approximately two hours in patients treated with TTP399 relative to placebo (p=0.03). TTP399 treatment reduced the total daily mealtime bolus insulin dose by 11% relative to baseline (p=0.02) whereas the placebo-treated group experienced a 3% decrease relative to baseline.

In light of these positive results, we plan to seek opportunities to accelerate development as well as obtain feedback from the FDA regarding the design of the next trial to test TTP399 in patients with type 1 diabetes.  We currently expect the next trial(s) to be six months in duration and support potential registration of TTP399 for patients with type 1 diabetes.  We are continuing to explore options, including various fundraising strategies, for further development of TTP399 for type 1 diabetes and diabetic complications either alone or in collaboration with a partner.

Our Dementia Program – Azeliragon

Alzheimer’s Disease and the Role of RAGE

AD is a progressive neurodegenerative disorder that slowly destroys memory and thinking skills, and eventually the ability to carry out simple tasks. Its symptoms include cognitive dysfunction, memory abnormalities, progressive impairment in activities of daily living and a host of behavioral and neuropsychiatric symptoms. The exact cause of AD is unknown; however, genetic and environmental factors are established contributors. Amyloid Beta (“Aβ”) plaques, neurofibrillary tangles of tau protein, and neuroinflammation in the brain are believed to be the main causes of the disease, leading to a loss of neuronal connectivity in the brain.

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

Post-mortem studies in patients with AD reveal increased RAGE expression in neuronal, microglial and endothelial cells when compared to similar subjects without AD. Cells around senile plaques express higher levels of RAGE during disease progression. Furthermore, expressed levels of RAGE are correlated with the severity of the disease. Advanced glycation endproducts (“AGEs”) also accumulate in tissues of people with type 2 diabetes. When the concentration of AGEs and other RAGE ligands increases, expression of RAGE is induced.  AGEs play a major role in the worsening of complications of type 2 diabetes, such as retinopathy, neuropathy and nephropathy. Furthermore, AGE accumulation parallels the development of cognitive impairment and dementia in individuals with type 2 diabetes. Taken together, we believe that the scientific literature provides substantial support for RAGE inhibition as a promising therapeutic approach in the treatment of AD.

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

The currently available treatments address the symptoms of AD rather than the underlying cause and as a result, AD continues to progress in these patients despite treatment. Similarly, the use of antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe AD when patients suffer from agitation, aggressive behaviors, psychosis and depression. Recent drug candidates under development include those focused on Aβ synthesis or clearance from the brain, the phosphorylation of tau protein, chronic inflammation, vascular dysfunction, metabolic dysregulation and neurotoxicity.

Despite nearly 40% of Medicare beneficiaries with AD having type 2 diabetes, we are not aware of any other therapies currently in development for the treatment of AD in patients with type 2 diabetes.

Our Solution: Azeliragon

Azeliragon is an orally administered, small molecule investigational drug candidate with a novel mechanism of action of inhibiting RAGE.  Azeliragon has the potential to offer a novel therapeutic modality to address dementia of the Alzheimer’s type in patients with type 2 diabetes; we are not aware of any other clinical-stage drugs targeting RAGE.  Azeliragon is designed to inhibit RAGE, which may provide the following benefits for patients with dementia and diabetes: blockade of, and reduction in, microglia activation; less brain atrophy; less dysregulation of brain glucose metabolism; reduction in inflammation; and preservation of cognition and functional activities. To date, we have conducted eight Phase 1, three Phase 2 and two Phase 3 clinical trials of azeliragon.

A post-hoc subgroup analysis from the first of two concluded Phase 3 clinical trials of azeliragon (the “STEADFAST Study”) demonstrated a benefit to azeliragon for the patients with Alzheimer’s disease that also had type 2 diabetes (HbA1c ≥ 6.5% anytime during the study, n=47) . The azeliragon-treated patients in this subgroup (n=26) demonstrated a 5.5 point benefit on ADAS-cog relative to the placebo group (n=21), which was nominally statistically significant (p = 0.006) after 18 months of treatment.  Beneficial effects for azeliragon were nominally significant as early as 6-months of treatment (4.9 points, p<0.001).

Unlike the patients in the diabetes subgroup, azeliragon did not show a benefit across all subjects in the first trial (A-study) of the STEADFAST Study, though azeliragon was well-tolerated. Notably, placebo decline over 18 months was approximately ½ that expected based on historical data from prior and contemporary trials.1 The second Phase 3 study conducted as part of the STEADFAST Study was terminated early following announcement of the result of the A-Study.

1 Thomas et al. Alzheimer’s & Dementia 2016:12;598-603.

Sequential Phase 2 and Phase 3 Studies in Patients with Mild-AD and Type 2 Diabetes

Based on the subgroup analysis from the STEADFAST Study, in June 2019 we began screening patients for a clinical trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes.  This clinical trial consists of sequential Phase 2 and Phase 3 studies operationally conducted under a single clinical trial protocol (the “Elevage Study”).  The Phase 2 study is designed to enroll approximately 100 patients to evaluate the impact of six months of treatment with azeliragon on cognitive performance as measured by the change from baseline in the Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-COG14”).  We expect to report top-line results from the Phase 2 study in the first half of 2021.  The Phase 3 study is designed to enroll approximately 200 patients to evaluate the efficacy of 18 months of treatment with azeliragon on the co-primary endpoints of cognition and function.  However, the design of the Phase 3 study, including the clinical endpoints, number of patients, and length of study, may be adapted based on the results of the Phase 2 study.

Our Cystic Fibrosis Related Diabetes Program – GLP-1r Agonist

Cystic Fibrosis Related Diabetes Overview

Cystic fibrosis related diabetes (“CFRD”) shares some features with both type 1 and type 2 diabetes but is distinct, and is likewise categorized as diabetes due to other causes, specifically a disease of the exocrine pancreas by the American Diabetes Association. In people with cystic fibrosis (“CF”), the thick, sticky mucus that is characteristic of the disease causes scarring of the pancreas. This scarring prevents the pancreas from producing normal amounts of insulin. The damaged pancreas also responds to insulin signaling in a delayed manner. The delay and blunting of the insulin response in patients with CFRD results in post-prandial hyperglycemia.

The Role of GLP-1r Activation in Cystic Fibrosis Related Diabetes

GLP-1, an incretin hormone that is released by the gut in response to nutrients, lowers postprandial glucose by promoting insulin secretion. Abnormally low postprandial stimulation of incretins have been described in CF patients and improvement in postprandial hyperglycemia has been demonstrated following prandial administration of GLP-1 agonists or DPP-4 inhibitors.  Nevertheless, the use of existing GLP-1 mimetics that are available for the treatment of type 2 diabetes to treat CFRD is limited by the gastro-intestinal (“GI”) side effects and undesired weight loss associated with these agents.

TTP273

TTP273 is an orally available, small molecule GLP-1 receptor agonist which has been demonstrated to reduce postprandial glucose excursion in response to an oral glucose test or mixed meal tolerance test in both pre-clinical and clinical studies. We believe that TTP273 could be used to treat postprandial hyperglycemia in CFRD patients and CF patients with abnormal post-prandial glucose excursions without inducing hypoglycemia or GI side effects.  An oral therapy such as TTP273 is needed because the current method of treatment of CFRD is injected insulin, which comes with associated risks of hypoglycemia and poses additional burdens on patients.  Other available oral therapies for type 2 diabetes are not recommended for the treatment of CFRD due to side effects such as hypoglycemia, weight loss, or nausea.  In particular, the GLP-1 mimetics currently in the market have been demonstrated to result in increased GI side effects and undesired weight loss, both of which are major drawbacks for patients with CFRD.

We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. Additionally, we have completed nine Phase 1 clinical trials and one Phase 2 clinical trial of TTP054, a predecessor orally administered GLP-1r agonist. In our Phase 1 and Phase 2 clinical trials, TTP273 has been demonstrated to be well-tolerated with lower incidences of GI side effects, such as nausea and vomiting, than placebo with minimal weight loss, especially in non-obese patients.

We plan to file an application seeking orphan designation status for TTP273 as a potential treatment of CFRD.  If successful, this status will provide better access to personnel at the FDA to discuss an appropriate development strategy for TTP273 in this indication.  We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, but the final design may be adjusted based on the feedback received, if any, from the FDA.

Our Nrf2/Bach1 Modulator Program

The Role of Nrf2/Bach1 Modulators

Chronic, unresolved inflammation, oxidative stress, and resulting fibrosis are key features of many diseases.  Inflammation is an integral component of the normal immune response that occurs when cells encounter harmful stimuli, such as invading pathogens, damaged cells, or irritants. During inflammation, cells activate inflammatory processes and complexes that increase the production of cytokines, which are proteins that recruit and activate immune cells.

Inflammation and mitochondrial metabolism are closely associated. The mitochondria are often called the “powerhouses” of the cell as they produce the energy that the cell needs to function. This energy is produced by converting fatty acids and glucose into adenosine triphosphate (ATP) by a process called oxidative phosphorylation. During inflammation, mitochondrial metabolism is temporarily reprogrammed to suppress oxidative phosphorylation.  Instead of primarily making ATP, the mitochondria divert fatty acids and glucose to increase the production of proinflammatory mediators.  During this reprogramming, the mitochondria release chemically-reactive molecules called reactive oxygen species (ROS) that can directly attack pathogens and amplify the production of cytokines.

In a normal immune response, the resolution of inflammation begins after the harmful stimuli have been eliminated.  Nrf2 is a protein that plays a key role in the resolution of inflammation by regulating the expression of specific genes involved in mitochondrial metabolism, redox balance, and cytokine production.  When activated, Nrf2 promotes the resolution of inflammation by normalizing mitochondrial metabolism, restoring redox balance, and suppressing cytokine production.

In many chronic and genetic diseases, Nrf2 activity is suppressed, and the resolution of inflammation fails to occur or is inadequate, leading to persistent mitochondrial dysfunction, excess production of ROS, and production of cytokines. These processes cause chronic inflammation, which can ultimately lead to tissue damage and loss of organ function.

To date, therapeutic agents seeking to active Nrf2, such as such as Bardoxolone or Tecfidera, have relied on reactive, electrophilic biological targets that may present safety and tolerability issues. Non-electrophilic activation of the Nrf2 pathway via targeting the Bach1 transcriptional repressor provides an alternative mechanism by which to increase the activation of Nrf2 to reduce the oxidative stress and inflammation associated with many acute and chronic diseases.

Bach1 is a transcriptional repressor that controls the expression of certain genes involved in the body’s antioxidant response processes. Genetic knock-out models of Bach1 have shown increased expression of multiple antioxidant proteins such as heme oxygenase-1 (HMOX1), leading to a significant level of cellular, tissue and organ protection in a wide variety of mouse models. Hemin and the hemin mimetic cobalt protoporphyrin IX (“CoPP”) are Bach1 ligands that have served as useful tool compounds to investigate the role of Bach1 inhibition in a variety of disease settings. Both molecules have been shown to have beneficial effects on oxidative stress and inflammatory-mediated pathologies in a number of animal models. Further, the ubiquity of the response suggests that the observed tissue protective effects are not related to the underlying causes of a particular disease, but instead are an intrinsic outcome of Bach1 modulation along with Nrf2 activation.

HPP3033 and HPP971

Our candidates, HPP3033 and HPP971, represent a novel, non-electrophilic therapeutic approach to activating the Nrf2 pathway that has the potential to be used in the treatment of chronic diseases associated with oxidative stress. We are currently evaluating these compounds in preclinical studies as potential treatments of non-alcoholic steatohepatitis (“NASH”).  HPP3033 is a preclinical development candidate.  HPP971 has completed Phase 1 single ascending dose and multiple ascending dose studies, in each case showing it was well-tolerated.

Partnered Development Programs

Oral GLP-1r Program

In December 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained a license to develop and commercialize the GLP-1r program in China and other Pacific Rim territories.  Huadong is currently investigating TTP273 as a potential treatment for type 2 diabetes.  Refer to “Business – License and Research Agreements – Huadong License Agreement” for additional details.

PDE4 Inhibitor Program

In May 2018, we entered into a License Agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which our novel PDE4 inhibitor (HPP737) was licensed to Newsoara for development in China, Hong Kong, Macau, Taiwan and other Pacific Rim territories.  HPP737 has a low potential for emesis and is currently being investigated by Newsoara as a potential treatment for chronic obstructive pulmonary disease, a common lung condition. Refer to “Business – License and Research Agreements – Newsoara License Agreement” for additional details.

PPAR-δ Agonist Program

In December 2017, we entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”), under which we granted Reneo an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593. Reneo is investigating HPP593 for the treatment of rare mitochondrial diseases and has received orphan designation for Fatty Acid Oxidation Disorder.  Refer to “Business – License and Research Agreements – Reneo License Agreement” for additional details.

Third-Party Suppliers and Manufacturers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our drug candidates and for our other research and discovery programs.  We do not have multiple sources of supply for the components used in our Late Stage Drug Candidates and our other drug candidates.

Intellectual Property

Patents

The IP portfolio for azeliragon includes issued patents in 20 countries and territories, including the U.S., Europe, Japan, Canada, Australia, and China, directed to azeliragon as a composition of matter.  The issued U.S. patent covering azeliragon as a composition of matter will expire no earlier than 2024 but may expire as late as 2029, if we obtain and apply the maximum possible extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).  Patents covering azeliragon as a composition of matter outside the United States will expire no earlier than 2023 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for azeliragon also includes patent families in multiple jurisdictions covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations.  These additional patent families have expiration dates ranging from 2028 through potentially 2039.  The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028 but may expire as late as 2033, if we obtain and

apply the maximum possible extension under the Hatch-Waxman Act which can only be applied to a single patent following approval.   The issued U.S. patent covering a method of treating patients with mild Alzheimer’s disease by administering about 5 mg per day of azeliragon expires in 2034.

The IP portfolio for TTP399 includes issued patents in over 35 countries and territories, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP399 as a composition of matter.  The issued U.S. patent covering TTP399 as a composition of matter will expire no earlier than 2025 but may expire as late as 2030, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP399 as a composition of matter outside the United States will expire no earlier than 2025 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof. Some patents and patent applications covering TTP399 as a composition of matter are licensed from Novo Nordisk A/S, while others are owned by us.  The IP portfolio for TTP399 also includes patent families in multiple jurisdictions covering combinations of TTP399 with metformin, DPP-4 inhibitors, GLP-1r agonists, or insulin, patent families covering two different solid formulations of TTP399, and a patent family covering methods of treating type 1 diabetics using TTP399 in combination with insulin.  These additional patent families have expiration dates ranging from 2031 through potentially 2039.

The IP portfolio for the GLP-1r program includes issued patents in over 35 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP273 as a composition of matter.  The issued U.S. patent covering TTP273 as a composition of matter will expire no earlier than 2030, and may expire as late as 2035, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for TTP273 also includes patent families in multiple jurisdictions covering combinations of TTP273 and metformin, synthetic precursors to TTP273, and dosage regimens of TTP273.  These additional patent families have expiration dates ranging from 2032 through potentially 2039.

The IP portfolio for the Nrf2/Bach1 program includes issued patents in over 25 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to HPP971 and HPP3033 as compositions of matter.  The issued U.S. patent covering HPP971 and HPP3033 as compositions of matter will expire no earlier than 2032, and may expire as late as 2036, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering HPP971 and HPP3033 as a composition of matter outside the United States will expire no earlier than 2031 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for the Nrf2/Bach1 program also includes patent families in multiple jurisdictions covering backup compounds, methods of use in combination with other Nrf2 activator compounds such as dimethyl fumarate and bardoxolone, methods to treat sickle cell diseases, and methods to inhibit osteoclastogenesis and treat osteoporosis.  These additional patent families have expiration dates ranging from 2034 through potentially 2039.

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

Huadong License

On December 21, 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim territories, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, we obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to our GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.

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

Under the Huadong License Agreement, we also have the obligation to conduct a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require us to do so.  The Phase 2 MRCT will include sites in both the United States and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  We may also be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT, if it occurs.  The timing and manner of satisfying vTv’s $3.0 million obligation will be negotiated in good faith during the creation of a development plan for the Phase 2 MRCT, but would be paid in multiple installments over the course of the trial.  However, the expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

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

Newsoara License Agreement

On May 31, 2018, we entered into a license agreement with Newsoara (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim territories (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, we obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to our PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.

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

JDRF Agreement

In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetes.  In February 2020, we reported positive results from the Phase 2 confirming portion of the Simplici-T1 Study. See “Our Type 1 Diabetes Program –TTP399 – Positive Phase 2 Simplici-T1 Study” above for further details.  According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.  Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

Potential Competing Products – Alzheimer’s Disease

There are currently limited approved treatments for AD in the United States and existing therapies treat only the symptoms of the disease, rather than targeting the underlying mechanisms. The approved symptomatic AD therapies in the United States fall into two classes, AChEIs and glutamatergic modulators. If we are successful in our development of azeliragon as a treatment of probable Alzheimer’s dementia in patients with type 2 diabetes, it would be used as a treatment of this narrower patient group rather than as a treatment of AD in all patients.  Further, if it is approved, its mechanism of action may be complementary to existing standard of care, as well as that of drug candidates with differentiated mechanisms currently in development for AD, including anti-Aβ monoclonal antibodies, BACE inhibitors, tau aggregation inhibitors and monoamine oxidase-b inhibitors. This may allow co-administration with these other drug candidates if they are successfully developed.  We are not aware of any other clinical-stage RAGE inhibitor investigational products being developed for the treatment of AD.

Potential Competing Products – Type 1 Diabetes

If approved, we expect that our type 1 diabetes investigational drug candidate will compete with other oral non-insulin agents that are currently being developed or which have limited approval in certain jurisdictions.  These include SGLT-1/2 inhibitors, such as sotagliflozin, being developed by Lexicon and SGLT-2 inhibitors such as AstraZeneca’s dapagliflozin, both of which are approved for limited use in the European Union and Japan as well as Eli Lilly/Boehringer Ingelheim’s empagliflozin, which is not currently approved for the treatment of type 1 diabetes.  None of these treatments are approved for use in type 1 diabetes in the United States.

We believe that our investigational drug candidates may offer key potential advantages over these competitive products that could enable our drug candidates, if approved, to capture meaningful market share from our competitors.

Collaboration Revenue and Customers

The majority of our collaboration revenue for the years ended December 31, 2019, 2018 and 2017 is related to our licenses of certain compounds in the pre-clinical stage or clinical stage, including the Huadong License Agreement, the Reneo License Agreement and the Newsoara License Agreement.  Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests, research activities performed by our personnel, and the achievement of development milestones.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

•	submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Finally, the FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.  The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit.

Orphan Drug Designation.

Under the Orphan Drug Act, as amended, the FDA may grant orphan drug designations (ODD) to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. or for which there is no reasonable expectation of recovering drug development costs in the U.S. from sales in the U.S. ODD must be requested before submitting an NDA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We intend to request ODD designation for certain of our product candidates, if applicable. For example, we intend to request ODD for TTP273 for the treatment of CFRD, however there is no guarantee that the FDA would approve such request.

If a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve for seven years any other applications, including a full NDA, to market the same orphan drug for the same indication, except in limited circumstances. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the previously approved orphan drug. Notwithstanding the above, a drug that is clinically superior to an orphan drug will not be considered the “same drug” and thus will not be blocked by orphan drug exclusivity.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation, as such designation may have been amended by the FDA. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition.

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

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

Specifically, the ANDA applicant must certify with respect to each patent that:

• the required patent information has not been filed;

• the listed patent has expired;

• the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

• the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the ANDA applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

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

 Patent Term Restoration and Extension

A U.S. patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Finally, based on the conduct of some of our clinical trials internationally, we are also subject to the Foreign Corrupt Practices Act that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate that we may develop could reduce physician utilization of such product candidate once approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019 to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Finally, the Further Consolidated Appropriations Act, 2020, repealed certain taxes enacted in connection with the ACA, including the “Cadillac” tax and the annual fee on health insurance providers.  Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the House of Representatives passed H.R. 3 in 2019, a bill designed to make significant changes to Medicare to create new vision, dental, and hearing benefits and cap out-of-pocket drug costs for Medicare beneficiaries.  In parallel, Senate Finance Committee Chairman Chuck Grassley and Ranking Member Ron Wyden have introduced the Prescription Drug Pricing Reduction Act of 2019. Though President Trump has made lowering prescription drug prices a central component of his 2020 presidential re-election campaign, he has vowed to veto H.R. 3, in the event the bill is taken up in the Senate. While these and any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

 On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU took effect as of January 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of December 31, 2019, we had 26 employees, of which at least 14 hold graduate degrees (including 10 doctorate degrees) and 13 are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2015. Our principal executive offices are located at 3980 Premier Drive, Suite 310, High Point, NC 27265, and our telephone number is (336) 841-0300.  We also maintain a corporate website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov.  The contents of our website are not made a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

We are a clinical-stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $17.9 million, $8.7 million and $16.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had a total accumulated deficit of approximately $233.5 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of our Late Stage Drug Candidates, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

We will need additional capital to complete the development and commercialization of our Late Stage Drug Candidates and our other drug candidates, and there is a substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we undertake additional clinical trials of our Late Stage Drug Candidates and our other drug candidates and continue to work on our other research programs. Our current capital will not be sufficient for us to complete the development of our drug candidates. As such, we will need to raise additional capital to fund the ongoing and planned trials for our drug candidates, the portion of the clinical trial costs imposed upon us by the Huadong License Agreement for TTP273, if and when undertaken, and prior to the commercialization of any of our drug candidates. We are seeking possible additional partnering opportunities and grants for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We also continue to evaluate other financing strategies to fund our ongoing trials.  Such financing strategies include direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under the letter agreement between vTv and MacAndrews & Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) dated as of December 23, 2019 (the “December 2019 Letter Agreement”), for its commitment to invest up to $10.0 million over a one-year period, of which $6.0 million is still available to us as of February 20, 2020. We also will need to raise substantial additional capital in the future to conduct further clinical trials of our Late Stage Drug Candidates and to continue developing our other drug candidates. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Our future capital requirements will depend on many factors, including:

•

the progress, costs, results and timing of our planned registrational trial(s) for TTP399 as a potential treatment of type 1 diabetes and our sequential Phase 2/3 trial to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes;

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us under the December 2019 Letter Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We have entered into the December 2019 Letter Agreement with M&F Group, the terms of which are more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.  Any shares of our Class A common stock that are sold pursuant to the December 2019 Letter Agreement will dilute the interest of our stockholders. In addition, in connection with the December 2019 Letter Agreement and previous similar letter agreements, we also issued to M&F Group warrants to purchase 365,472 shares of our Class A common stock. Sales of Class A common stock under the December 2019 Letter Agreement or the related warrants may result in substantial dilution to existing investors.  Future agreements for additional financing either with M&F Group or with other parties may result in additional dilution to stockholders.

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

We have a significant amount of debt.  As of December 31, 2019, the total principal amount of our debt was $4.9 million, the majority of which was incurred under the venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our Late Stage Drug Candidates and our other drug candidates. We have not yet obtained regulatory approvals for any of our drug candidates. Consequently, any statements about our future success or viability are not based on any substantial operating history or commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. As a result, we may never successfully develop and commercialize a product, which could lead to a material adverse effect on the value of any investment in our securities.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, our Phase 3 STEADFAST Study in mild AD patients did not meet its co-primary endpoints in either sub-study, and the B-Study was discontinued early due to the results of the A-Study.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of our future clinical trials of our drug candidates do not achieve the primary efficacy endpoints or demonstrate safety, the prospects for approval of these candidates would be materially and adversely affected.  If our drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed.

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

We cannot be certain that any of our drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates and generate revenue from products. Any delay in the regulatory review or approval of our drug candidates will materially and adversely affect our business.

Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our drug candidates. For example, our Phase 3 STEADFAST Study in mild AD patients did not meet its co-primary endpoints in either sub-study, and the B-Study was discontinued early due to results of the A-Study. Our clinical development programs for our drug candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our drug candidates from being marketed and would prevent us from generating revenue from our drug candidates, which would have a material and adverse effect on our business.

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

Delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our drug candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. We do not know whether current or future clinical trials of our drug candidates will begin on time or at all or will be completed on schedule or at all. The commencement, enrollment and completion of our clinical trials can be delayed for a variety of reasons, including:

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

We have never submitted an NDA before and may be unable to do so for our drug candidates we are developing.

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

Any of these events could prevent us from obtaining approval or achieving or maintaining market acceptance of the affected product, if approved, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

Our Late Stage Drug Candidates and our other drug candidates employ novel mechanisms of action and may never be approved or accepted by their intended markets.

Our Late Stage Drug Candidates and a number of our other drug candidates have novel mechanisms of action and the scientific discoveries that form the basis for these drug candidates are relatively new. Azeliragon targets RAGE, a novel mechanism of action for the treatment of AD. We are not aware of any other products under development that target RAGE. Even if azeliragon is approved, physicians may not be willing to use it. Evidence of the effectiveness of azeliragon in patients with type 2 diabetes is limited to post-hoc sub-group analyses generated in our STEADFAST Study and a single Phase 2b study.  These results may not be replicated in future clinical trials of azeliragon, including the Elevage Study, and the FDA may not approve azeliragon for commercial use.  TTP399 selectively targets glucokinase in the liver, a novel mechanism of action for the treatment of type 1 diabetes.  We are aware of only one other glucokinase activator in development in the clinic, though it lacks the liver selectivity of TTP399, and is being developed for type 2 diabetes.

Regulatory approval of novel drug candidates like our Late Stage Drug Candidates and our other drug candidates using novel mechanisms of action can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. We are not aware of the FDA reviewing any other products targeting RAGE as a mechanism of action to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these drug candidates or lead to significant post-approval limitations or restrictions. Our future success depends on our ability to complete any future trials successfully, obtain market approval for and successfully commercialize our drug candidates, as well as our ability to develop and market those drug candidates. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we may not become profitable and the value of our common stock may decline.

We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting a portion of the Elevage Study outside the United States.  Also, we are required to conduct a portion of the Phase 2 MRCT outside the United States pursuant to the Huadong License Agreement. We may in the future choose to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

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

Oral non-insulin agents that are currently being developed to treat type 1 diabetes that may compete with TTP399 include SGLT-1/2 inhibitors, such as sotagliflozin, being developed by Lexicon and SGLT-2 inhibitors such as AstraZeneca’s dapagliflozin and Eli Lilly/Boehringer Ingelheim’s empagliflozin. Some of these SGLT-1 and SGLT-2 inhibitors have been approved for certain sub-groups of type 1 diabetics in Europe and Japan, but these therapies have not yet been approved for use in the U.S. due to safety risks including those pertaining to diabetic ketoacidosis.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Finally, the Further Consolidated Appropriations Act, 2020, repealed certain taxes enacted in connection with the ACA, including the “Cadillac” tax and the annual fee on health insurance providers.  While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, House of Representatives passed H.R. 3 in 2019, a bill designed to make significant changes to Medicare to create new vision, dental, and hearing benefits and cap out-of-pocket drug costs for Medicare beneficiaries.  In parallel, Senate Finance Committee Chairman Chuck Grassley and Ranking Member Ron Wyden have introduced the Prescription Drug Pricing Reduction Act of 2019. Though President Trump has made lowering prescription drug prices a central component of his 2020 presidential re-election campaign, he has vowed to veto H.R. 3, in the event the bill is taken up in the Senate.  While these and any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation:

•

the Food, Drug and Cosmetic Act (“FDCA”) is the statute that provides the FDA with authority to oversee the safety and approval of pharmaceutical products. The FDCA vests authority with FDA to conduct inspections of sponsors conducting pharmaceutical development, such as vTv, to protect the rights, safety and welfare of clinical trial subjects, ensure the accuracy and reliability of clinical trial data, and verify compliance with FDA regulations. The FDCA sets forth the standards for approval of new and generic drugs, as well as setting forth the prohibition on marketing investigational products that have not been approved by the FDA as safe and effective. The government (FDA and SEC) use the FDCA to ensure that companies do not mislead the medical, patient or investor communities about investigational products prior to their approval. To that end, the FDCA prohibits “off-label promotion” of any investigational or approved product for any uses, doses or populations, except that set forth in the full prescribing information approved by the FDA. While physicians can prescribe a product for any dose, purpose or population in their medical judgment, manufacturers can only market products for their FDA-approved dose, purpose and population. There are significant civil and criminal penalties that attach to violations of the FDCA, including strict liability misdemeanors for responsible corporate officers, even if such officers were not involved in or aware of the underlying wrongdoing;

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

If we try to obtain approval to commercialize any of our products outside the United States, many of the same risks with respect to obtaining such approvals in the United States will apply to that process. If any of our drug candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. In that event, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

We intend to seek collaborative relationships for the development and/or commercialization of our drug candidates, including TTP399 and azeliragon. Failure to obtain a collaborative relationship for these candidates, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for our drug candidates. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We do not have multiple sources of supply for the components used in our Late Stage Drug Candidates and our other drug candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of our Late Stage Drug Candidates or our other drug candidates. If we obtain regulatory approval for our Late Stage Drug Candidates or our other drug candidates, we would need to expand the supply of their components in order to commercialize them.

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

As of December 31, 2019, we were the owner of record of 68 issued U.S. patents and at least 200 issued non-U.S. patents, as well as the licensee of at least 3 issued U.S. patents and at least 33 issued non-U.S. patents. As of December 31, 2019, we were actively pursuing 17 U.S. patent applications, of which one is provisional and 14 are non-provisional and at least 51 non-U.S. patent applications in twelve or more jurisdictions as the owner of record.

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

The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the United States Patent and Trademark Office (“USPTO”) Patent Trial and Appeals Board at any time within the one-year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions. In the United States, Europe and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could assert an affirmative defense or counterclaim that our patent is not infringed, invalid and/or unenforceable. In patent litigation in the United States, defendant defenses and counterclaims alleging noninfringement, invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, non-obviousness, definiteness and enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which would render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of, but that we do not believe are relevant to our current or future patents, that could nevertheless be determined to render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would harm our business. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property. Furthermore, some of our competitors have substantially greater intellectual property portfolios, and resources, than we do.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain.

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

Because we have limited financial and human resources, we have here to date focused primarily on the regulatory approval of our Late Stage Drug Candidates. As a result, we may have foregone or delayed the pursuit of opportunities with other drug candidates or for other indications that could later prove to have had greater commercial potential. Our future resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

One of our directors is affiliated with MacAndrews. This director will have fiduciary duties to us and in addition will have duties to MacAndrews. In addition, our amended and restated certificate of incorporation provides that none of MacAndrews, any of our non-employee directors who are employees, affiliates or consultants of MacAndrews or its affiliates (other than us or our subsidiaries) or any of their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to MacAndrews or its affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that such person or affiliate has directed to MacAndrews or its affiliates. As a result, such circumstances may entail real or apparent conflicts of interest with respect to matters affecting both us and MacAndrews, whose interests, in some circumstances, may be adverse to ours. In addition, as a result of MacAndrews’ indirect ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and MacAndrews or their affiliates, including potential business transactions, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

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

The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results and timing of our clinical trials and receipt of data from the trials;
•	the availability of cash or financing to continue our clinical trials and other operations;
•	results of clinical trials of our competitors’ products;
•	failure or discontinuation of any of our research programs;
•	delays in the development or commercialization of our potential products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	competition from existing products or new products that may emerge;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key management or scientific personnel;
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

As of December 31, 2019, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 30,356,212 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 83.5% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

We have entered into the December 2019 Letter Agreement with M&F Group and previously entered into other similar letter agreements with MacAndrews. Under the December 2019 Letter Agreement, we have the right to sell to M&F Group shares of our Class A common stock at set prices, and M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same prices.  An aggregate of $10.0 million worth of Class A common stock may be sold under the December Letter Agreement (whether at our or M&F Group’s option), with $6.0 million remaining to be sold as of February 20, 2020.  In addition, in connection with the December Letter Agreement and previous letter agreements, we also issued M&F Group warrants to purchase shares of our Class A common stock at set prices.  The warrants are exercisable for seven years from their issuance.  Sales of shares of Class A common stock to M&F Group under the December 2019 Letter Agreement or pursuant to the exercise of the related warrants (or resales by M&F Group of such shares) could negatively affect our stock price, as could the anticipation of such sales or resales.

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

Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights.  Pursuant to the investor rights agreement, we filed a shelf registration statement on Form S-3 in June 2019 to register certain shares previously issued to MacAndrews under the Letter Agreements.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, the exercise of outstanding warrants or pursuant to the Loan Agreement or the December 2019 Letter Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities, including under the December 2019 Letter Agreement and warrants issued to M&F Group, and such sales could result in substantial dilution to existing investors.

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

We are currently an “emerging growth company” and a “smaller reporting company” and are taking advantage of reduced disclosure requirements applicable to these statuses which could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will no longer qualify as an “emerging growth company” on the last day of fiscal 2020.  However, we may still qualify as a “smaller reporting company” and/or a “non-accelerated filer” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to qualify as a smaller reporting company as long as 1) our public float is less than $250 million, or 2) we have less than $100 million in annual revenues and public float of less than $700 million.  We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company particularly if we lose our “smaller reporting company” and “non-accelerated filer” status.

We are a “smaller reporting company” and “non-accelerated filer” under the current SEC rules.  As such we take advantage of exemptions from certain reporting requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  Should we lose these statuses, we may no longer be exempt from these requirements and expect that compliance with the requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act. In that regard, we currently do not have an internal audit function.

However, for as long as we remain a “smaller reporting company” and “non-accelerated filer”, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that do not qualify under these categories including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions as long as we remain eligible to do so under the related rules.

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

Our corporate headquarters is located in High Point, North Carolina, where we lease 12,786 square feet of office space in the Premier Center office park. The initial term of the lease for this space continues through February 2025 and includes a one-time termination option at the end of three years and an option to renew for an additional five years.

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

Holders

As of February 20, 2020, there were approximately 22 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019.  The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	2,542,810	$6.19	683,857
Equity compensation plans not approved by security holders
Total	2,542,810		683,857

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and balance sheet data as of December 31, 2019 and 2018 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the year ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 set forth below has been derived from the audited financial statements for such year not included in this Annual Report on Form 10-K.  The historical periods presented here are not necessarily indicative of future results.

	Year Ended December 31,
(dollars in thousands, except for per share data)	2019	2018	2017	2016	2015
Statement of operations data:
Revenue	$2,764	$12,434	$291	$634	$519
Research and development	15,119	23,035	39,640	45,748	29,584
General and administrative	8,537	9,223	11,333	9,906	9,077
Total operating expenses	23,656	32,258	50,973	55,654	38,661
Loss from operations	(20,892)	(19,824)	(50,682)	(55,020)	(38,142)
Other expense, net	(946)	(3,821)	(3,165)	(333)	(2,965)
Income tax provision	100	200	800	—	—
Net loss attributable to noncontrolling interest	(8,894)	(15,934)	(38,503)	(39,001)	(13,609)
Net loss attributable to vTv Therapeutics Inc.	(13,044)	(7,911)	(16,144)	(16,352)	(27,498)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(17,913)	(8,650)	(16,144)	(16,352)	(27,498)
Net loss per share, basic and diluted (1)	$(0.59)	$(0.69)	$(1.67)	$(1.71)	$(3.32)
Weighted average number of shares outstanding, basic and diluted	30,292,030	12,449,236	9,693,254	9,545,527	8,276,520

Balance sheet data:	2019	2018	2017	2016	2015
Cash and cash equivalents	$1,777	$1,683	$11,758	$51,505	$88,003
Working capital	(10,543)	(15,364)	(6,567)	40,683	81,460
Total assets	9,266	8,559	27,917	54,495	91,532
Current liabilities	13,381	18,337	26,929	11,434	7,726
Long-term debt, net of current portion	—	6,330	15,316	11,058	—
Deferred revenue, net of current portion	1,033	1,067	4,497	—	—
Other liabilities, net of current portion	2,861	2,696	782	433	245
Redeemable noncontrolling interest	40,183	62,482	131,440	122,515	161,531
Total stockholders'/members’ deficit	(49,023)	(82,853)	(151,047)	(90,945)	(77,970)

(1)

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

Company Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of metabolic diseases and their long term complications.

We are developing TTP399, an orally administered, liver-selective glucokinase activator (“GKA”) for type 1 diabetes.  We have recently completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in type 1 diabetics. In February 2020, we reported positive results from the Phase 2 - part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo.  See “Business – Our Type 1 Diabetes Program –TTP399 – Positive Phase 2 Simplici-T1 Study” within Item 1 of this Annual Report on Form 10-K above for further details.

Our drug candidate, azeliragon (TTP488), is an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”). We are currently enrolling patients in a Phase 2 study to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes (the “Elevage Study”).  We expect to report topline results from the Phase 2 portion of the Elevage Study in the first half of 2021.

We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, an orally administered non-peptidic agonist that targets the glucagon-like peptide 1 receptor (“GLP-1r”), in patients with cystic fibrosis related diabetes.  Further, we are conducting preclinical studies of our Nrf2/Bach1 modulators (HPP971 and HPP3033) as a potential treatment of NASH.

We have also entered into partnerships with other pharmaceutical companies to continue the development of our GLP-1r, PDE4, and PPAR-δ programs.  In December 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, in China and certain other Pacific Rim territories, including Australia and South Korea.  We also entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”) in December 2017, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta agonist program, including the compound HPP593.  Finally, in May 2018, we entered into a License Agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim territories. For more information regarding the Huadong License Agreement, Reneo License Agreement and the Newsoara License Agreement, see Part 1 – Item 1 – “Business – Intellectual Property – License and Research Agreements” of this Annual Report.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our investigational drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through December 31, 2019, we (including our predecessor companies) have funded our operations primarily through:

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

•

borrowings totaling $20.0 million from a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) in October 2016 and March 2017; and

•

letter agreements (the “Prior Letter Agreements”) with M&F Group in December 2017, July 2018, December 2018, March 2019 and September 2019 under which we received a total of $49.0 million and through which we had the right to sell to M&F Group shares of our Class A common stock at prices ranging from $1.33 to $4.38 per share, and M&F Group had the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate dollar value maximum of Class A common stock that may be sold under each Letter Agreement, whether at our option or M&F Group’s); and

•

the letter agreement entered into with M&F Group on December 23, 2019 (the “December 2019 Letter Agreement”), under which, we have the right to sell to M&F Group shares of our Class A common stock at a price equal to $1.60 per share, respectively, and M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate maximum of $10.0 million worth of Class A common stock that may be sold under each Letter Agreement, whether at our option or M&F Group’s).

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidates, TTP399 and azeliragon;
•	seek to obtain regulatory approvals for our lead drug candidates;
•	prepare for the potential commercialization of our lead drug candidates;
•	expand our research and development activities and advance our clinical programs; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we will need to raise additional capital to fund continuing drug development prior to the commercialization of any of our drug candidates, including to finance the planned registrational trial(s) of TTP399 in patients with type 1 diabetes as well as the sequential Phase 2/3 trial of azeliragon for the treatment of mild-AD in patients with type 2 diabetes. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

From our inception through December 31, 2019, we have incurred approximately $580.0 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Direct research and development expense:
Azeliragon	$7,233	$13,507	$28,206
TTP399	2,762	879	418
Other projects	633	695	1,353
Indirect research and development expense	4,491	7,954	9,663
Total research and development expense	$15,119	$23,035	$39,640

We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of TTP399 and azeliragon and further advance the development of our other drug candidates, subject to the availability of additional funding.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of the year ended December 31, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2019	2018	Change
Revenue	$2,764	$12,434	$(9,670)
Operating expenses:
Research and development	15,119	23,035	(7,916)
General and administrative	8,537	9,223	(686)
Total operating expenses	23,656	32,258	(8,602)
Operating loss	(20,892)	(19,824)	(1,068)
Interest income	53	61	(8)
Interest expense	(1,827)	(3,290)	1,463
Other income (expense), net	828	(592)	1,420
Loss before income taxes	(21,838)	(23,645)	1,807
Income tax provision	100	200	(100)
Net loss before noncontrolling interest	(21,938)	(23,845)	1,907
Less: net loss attributable to noncontrolling interest	(8,894)	(15,934)	7,040
Net loss attributable to vTv Therapeutics Inc.	$(13,044)	$(7,911)	$(5,133)

Revenues

Revenues were $2.8 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively. The revenue earned during each of these years relates to the recognition of amounts realized from license performance obligations and is primarily related to the amortization of amounts deferred at the initiation of our license agreements which were related to the transfer of technology performance obligations.  The technology service periods for our license agreements with Newsoara and Huadong were completed in 2018 and therefore no revenue was recognized for those performance obligations in 2019 other than an additional $1.0 million related to the satisfaction of a milestone within our license agreement with Newsoara.  The technology service period for our license agreement with Reneo ended in the second quarter of 2019.

Research and Development Expenses

Research and development expenses were $15.1 million and $23.0 million for the years ended December 31, 2019 and 2018, respectively. The decrease in research and development expenses during this period of $7.9 million, or 34.4%, was primarily due to:

•

A decrease in clinical trial costs of $6.3 million for azeliragon from 2018. This decrease was mainly driven by a decrease in expense related to our STEADFAST Study and related open-label extension (“OLE”) study which were terminated in 2018 and the related analysis of the results.  Such decreases were offset by an increase in expense related to the Elevage Study which began in 2019;

•

An increase in clinical trial costs of $1.9 million for TTP399 from 2018, which was driven by higher spending on the SimpliciT-1 trial.  The smaller Part 1 of this study was ongoing in 2018, while the larger Part 2 portion of the study was initiated and largely completed in 2019; and

•

A decrease in other research and development costs of $3.5 million, which was primarily driven by a decrease in personnel and overhead costs due to the corporate restructuring that was announced at the end of 2018 and took place in early 2019.

General and Administrative Expenses

General and administrative expenses were $8.5 million and $9.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease in general and administrative expenses during this period of $0.7 million, or 7.4%, was primarily due to decreases in expenses for professional services and the gains recognized on the sale of equipment during 2019.

Interest Expense, Net

Interest expense, net was $1.8 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Interest expense primarily relates to our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  The decrease in interest expense from 2018 to 2019 was driven by the continued repayment of principal amounts outstanding in accordance with the terms of the Loan Agreement.

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2019, we had an accumulated deficit of $233.5 million.  Since our inception, we have experienced a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  Our currently available sources of liquidity include our unrestricted balance of cash and cash equivalents of $1.8 million and the $10.0 million of remaining funds available under the Letter Agreements as of December 31, 2019.  Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into March 2020.  These factors raise substantial doubt regarding our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

Letter Agreements

The Company has entered into the December 2019 Letter Agreement and the Prior Letter Agreements (collectively, the “Letter Agreements”) with M&F Group.  Under the terms of the Letter Agreements, the Company has or had the right to sell to M&F Group shares of its Class A Common Stock at a specified price per share, and M&F Group has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  As of February 20, 2020, an aggregate of $49.0 million worth of Class A Common Stock had been sold under the Prior Letter Agreements. Under the December 2019 Letter Agreement, a total of $10.0 million worth of Class A Common Stock could be sold (whether at the Company’s or M&F Group’s option).  As of February 20, 2020, $4.0 million had been sold under the December 2019 Letter Agreement, leaving a further $6.0 million to be sold.  In addition, in connection with the entrance into several of these Letter Agreements, the Company also issued to M&F Group a total of 1,823,917 warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.  On October 26, 2018, we entered into amendments with M&F Group to the Letter Agreement Warrants associated with the Prior Letter Agreements, which removed certain anti-dilution provisions of those Letter Agreement Warrants.

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019
Shares available to be issued under related warrants	198,267	518,654	340,534
Exercise price of related warrants	$5.04	$1.53	$2.12
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of December 31, 2019	2,283,105	7,518,797	5,434,783
Remaining shares to be issued as of December 31, 2019	—	—	—

	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.65	$1.46	$1.60
Expiration date of letter agreement	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	—	400,990	365,472
Exercise price of related warrants	$—	$1.68	$1.84
Expiration date of related warrants		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2019	5,454,546	6,849,316	—
Remaining shares to be issued as of December 31, 2019	—	—	6,250,000

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which we have borrowed $20.0 million.  Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  As of February 20, 2020, $4.1 million aggregate principal balance remains outstanding under the Loan Agreement.  Additionally, each tranche includes a final interest payment due at its maturity which are further detailed below.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  The first tranche required only monthly interest payments until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on May 1, 2020, or such earlier date specified in the Loan Agreement.  We borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In addition, a final payment for the second tranche loan equal to $0.5 million will be due on October 1, 2020, or such earlier date specified in the Loan Agreement.

If we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 4.0% during the first 18 months following the funding of the second tranche and 2.0% thereafter.

In connection with the Loan Agreement, we issued to the Lenders warrants to purchase shares of our Class A common stock (the “Warrants”).  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, which aggregate exercise price represents 6.0% of the principal amount borrowed under the first tranche of the Loan Agreement and 3.0% of the amount available under the second tranche of the Loan Agreement. On March 24, 2017, in connection with the funding of the second tranche, we issued Warrants to purchase 38,006 shares of our Class A common stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the principal amount of the second tranche. The Warrants will expire seven years from their date of issuance.

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

Cash Flows

	Year Ended
	December 31,
	2019	2018
(dollars in thousands)
Net cash used in operating activities	$(23,018)	$(26,856)
Net cash provided by investing activities	242	7
Net cash provided by financing activities	22,870	16,612
Net increase (decrease) in cash and cash equivalents	$94	$(10,237)

Operating Activities

For the year ended December 31, 2019, our net cash used in operating activities decreased $3.9 million from the prior year.  The decrease in uses of cash was primarily driven by lower spending on our clinical trials during 2019 coupled with the impact of changes in working capital.

Investing Activities

For the years ended December 31, 2019 and 2018, net cash provided by investing activities increased $0.3 million driven by the gain on sale of equipment in 2019 resulting from the decisions made in our corporate restructuring plan.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $22.9 million compared to net cash provided by financing activities of $16.6 million for the year ended December 31, 2018, resulting in an increase of $6.3 million.  This increase was driven by the need for additional sources of financing in 2019 to support our ongoing operations and debt service requirements.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and other committed sources of funds under the Letter Agreements will allow us to meet our liquidity requirements into March 2020.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•

The progress, costs, results and timing of our planned registrational trial(s) to evaluate TTP399 as a potential treatment of type 1 diabetes and our sequential Phase 2/3 trials to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes;

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the Letter Agreements. However, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the December 2019 Letter Agreement with M&F Group which, as of December 31, 2019, provide us the right to sell to M&F Group an additional 6,250,000 shares of our Class A Common Stock at a price equal to $1.60 per share.  Further,

M&F Group has the right (exercisable up to three times) to require us to sell to it shares of Class A Common Stock at the same price.  As of December 31, 2019, we had received funding of $49.0 million under the Letter Agreements and, in exchange, had issued a total of 27,540,546 shares of our Class A Common Stock.

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

Interest Rate Risk

Our Loan Agreement bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  A one percent increase in the variable rate of interest on the Loan Agreement would increase interest expense by an insignificant amount on an annual basis given the amounts outstanding at December 31, 2019. We do not currently hedge our interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2019, we maintained effective internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Our executive officers are set forth below:

Name	Age	Position(s)
Jeffrey B. Kindler	64	Executive Chairman
Stephen L. Holcombe	63	President and Chief Executive Officer
Rudy C. Howard	62	Executive Vice President and Chief Financial Officer

Set forth below is certain additional information concerning our executive officers, including their respective positions with us and prior business experience (other than Mr. Kindler, for whom such information is provided below under the caption “Directors”).  Mr. Kindler resigned from his position as Executive Chairman in November 2019, remaining in his role as Chairman of the Board.

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

Directors

The current members of our Board of Directors are set forth below:

Name	Age	Position(s) with vTv Therapeutics Inc.	Director Since
Jeffrey B. Kindler	64	Chairman of the Board of Directors	July 2015
John A. Fry	59	Director	March 2016
Hersh Koslov	72	Director	September 2019
Paul G. Savas	56	Director	April 2015
Noel J. Spiegel	71	Director	July 2015
Howard L. Weiner	75	Director	July 2017

Jeffrey B. Kindler—Chairman of the Board of Directors

Jeffrey B. Kindler is currently the Chairman of our Board of Directors, a non-executive position he has held since November 2019.  Prior to that, he was the Executive Chairman of our Board of Directors from April 2015 until November 2019. Mr. Kindler has served as Chief Executive Officer of Centrexion Corporation since 2014; as a Venture Partner at Lux Capital since 2012; as a Managing Director at Starboard Capital Partners, since 2010; and as an Operating Partner at Artis Ventures. From 2006 to 2010, Mr. Kindler was the Chairman and Chief Executive Officer of Pfizer Inc. Prior to his appointment as Pfizer’s CEO, Mr. Kindler served as Pfizer’s Executive Vice President and General Counsel as well as a Vice Chairman of the company. Prior to joining Pfizer in 2002, he was Chairman of Boston Market Corporation from 2000 to 2001 and President of the Partner Brands group of McDonald’s Corporation during 2001. Mr. Kindler previously served on the Board of Directors of Chipotle Mexican Grill, Inc., a chain of fast casual restaurants, from 2012 to 2014. He currently serves on the boards of directors of Centrexion Corporation, a developer of novel therapeutics targeting chronic pain, SIGA Technologies, Inc., a developer of novel antiviral therapeutics, Perrigo Company plc, a leading global over-the-counter consumer goods and specialty pharmaceutical company, Intrexon Corporation, a synthetic biology company, PPD, a global contract drug discovery and development research organization, as well as a number of other privately held companies.  Mr. Kindler holds a bachelor’s degree from Tufts University and a J.D. from Harvard Law School. We believe Mr. Kindler’s experience as Chief Executive Officer of Centrexion Corporation, in addition to his years of experience in the healthcare industry, qualifies him to serve on our Board of Directors.

John A. Fry—Director

John A. Fry was appointed to our Board of Directors in March 2016. Mr. Fry has served as President of Drexel University since 2010. From 2002 to 2010, Mr. Fry served as the President of Franklin & Marshall College and from 1995 to 2002, he served as Executive Vice President of the University of Pennsylvania. Prior to joining the University of Pennsylvania, Mr. Fry was a management consultant for the higher education and nonprofit sectors. He worked closely with some of the nation’s premier colleges and universities, first with KPMG Peat Marwick and then with Coopers & Lybrand’s National Higher Education Consulting Practice where he was elected a partner in the firm and eventually became partner-in-charge of the national practice. Mr. Fry is a member of the Board of Directors of Community Health Systems, a leading operator of general acute care hospitals, and Macquarie Investment Management (formerly Delaware Investments), a U.S. based asset management firm. Mr. Fry holds a bachelor’s degree from Lafayette College and a master’s degree in business administration from the New York University Stern School of Business. Mr. Fry brings extensive experience in leadership and corporate governance. For these reasons, we believe he is well qualified to serve on our Board of Directors.

Hersh Kozlov—Director

Hersh Kozlov has served on our Board of Directors since September 2019.  Mr. Kozlov is the managing partner of the Cherry Hill, NJ office of Duane Morris, an international law firm, and has been a partner there since 2009. Previously he was a partner at Wolf, Block, Schorr and Solis-Cohen LLP, a law firm, from 2001 to 2009. In the course of his practice, Mr. Kozlov has represented investment banks, lenders, private equity firms, financial institutions and banks.   He is also a member of the board of directors of The Bancorp, Inc. and a former member of the board of directors of Resource America, Inc., prior to its sale.  He holds a bachelor of arts degree from Temple University and a J.D. from Case Western Reserve University School of Law.   Mr. Kozlov has extensive legal and business experience from his position as a partner at leading law firms.  For these reasons, we believe he is well qualified to serve on our Board of Directors.

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

Mr. Spiegel also serves on the Board of Directors of American Eagle Outfitters, Inc., a leading apparel and accessories retailer, and Radian Group, Inc., a leading mortgage insurance company.  He holds a bachelor’s degree from Long Island University and attended the Advanced Management Program at Harvard Business School. Mr. Spiegel provides expertise in public accounting, disclosure and financial system management to our Board of Directors and our Audit Committee. For these reasons, we believe he is well qualified to serve on our Board of Directors.

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

Corporate Governance Matters

Information about the Board

Our Board of Directors currently consists of six directors. In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, a majority of our Board of Directors may fix the number of directors. Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, disqualification or removal. At any meeting of our Board of Directors, the presence in person of a majority of the total number of directors then in office will constitute a quorum for all purposes. Pursuant to the Investor Rights Agreement, MacAndrews currently has the right to designate as nominees four directors. The MacAndrews Nominees are Messrs. Kindler, Kozlov, Savas, and Weiner.

We separate the position of Chairman of our Board of Directors, currently Mr. Kindler, and that of Chief Executive Officer, currently Stephen L. Holcombe. While our Board of Directors currently believes the separation of these positions serves the aims of our company, our Board of Directors does not believe that it is appropriate to prohibit one person from serving as both Chairman of the Board of Directors and Chief Executive Officer. We believe our leadership structure is appropriate given its balance and separation of powers, the industry and board experience of Mr. Kindler, and the historical experience and understanding of our Company of Mr. Holcombe.

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

Audit Committee

Our Audit Committee currently consists of Messrs. Noel J. Spiegel (Chair), John A. Fry, and Howard L. Weiner. The Board of Directors has determined that Mr. Spiegel qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has determined that Messrs. Fry, Spiegel and Weiner are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for Audit Committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules. As of the date of this Annual Report, our Audit Committee is fully independent and is in compliance with the applicable SEC and NASDAQ rules and regulations.

Our Audit Committee met seven times during our 2019 fiscal year. Our Audit Committee assists the Board of Directors in monitoring the audit of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also reviews and approves related party transactions as required by the applicable NASDAQ rules.

Compensation Committee

Our Compensation Committee consists of Messrs. Paul G. Savas (Chair) and John A. Fry. Because we are a controlled company under the NASDAQ Stock Market listing rules, our Compensation Committee is not required to be fully independent. Our Compensation Committee took action by written consent once during our 2019 fiscal year. Our Compensation Committee is responsible for reviewing and recommending policies relating to the compensation and benefits of our directors and employees, including our Chief Executive Officer and other executive officers.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Jeffrey B. Kindler. Because we are a controlled company under the NASDAQ Stock Market listing rules, our Nominating and Corporate Governance Committee is not required to be fully independent. Our Nominating and Corporate Governance Committee took action by written consent once during our 2019 fiscal year. Our Nominating and Corporate Governance Committee is responsible for selecting or recommending that the Board of Directors select candidates for election to our Board of Directors, developing and recommending to the Board of Directors corporate governance guidelines that are applicable to us and overseeing Board of Director and management evaluations.

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

Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth information regarding the compensation paid, awarded to or earned by our President and Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) for the fiscal years ended December 31, 2019 and 2018, for services rendered in all capacities during the fiscal year presented.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)		Total ($) (3)
Stephen L. Holcombe	2019	450,000	—	—	372,997	9,806	(4)	832,803
President and Chief Executive Officer	2018	450,000	—	—	—	9,400	(4)	459,400
Rudy C. Howard	2019	325,000	—	—	233,123	33,256	(5)	591,379
Executive Vice President, Chief Financial Officer	2018	325,000	—	—	—	32,238	(5)	357,238
Jeffrey B. Kindler (6)	2019	235,000	—	—	42,044	—		277,044
Chairman of the Board of Directors	2018	250,000	—	—	—	—		250,000
(1)	As of February 20, 2020, no bonus amounts have been approved with respect to 2019 and no bonuses were earned with respect to 2018.

(2)

The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K.

(3)

In accordance with required SEC disclosure rules, the 2019 fiscal year compensation shown in the Summary Compensation Table above does not include the grant date fair values of awards of stock options made in 2019 in respect of fiscal 2018 performance As of February 20, 2020, no stock or option awards have been granted in 2020 in respect of fiscal 2019 performance.

(4)	Amount represents a match to the 401(k) plan and a health savings account contribution.
(5)	Amounts represent a housing allowance, match to the 401(k) plan and a health savings account contribution.
(6)	Mr. Kindler resigned from the position of Executive Chairman of the Company effective November 25, 2019. However, he remains the Chairman of our Board of Directors.

Employment and Services Agreements

We have entered into employment agreements with our President and Chief Executive Officer and our Chief Financial Officer. The employment agreements set forth the annual base salary, target bonus percentage, target equity grants, terms of severance and eligibility for employee benefits.  We also entered into a services agreement with our Executive Chairman, which was terminated in November 2019.

Executive Chairman Services Agreement. The services agreement with our Executive Chairman, Jeffrey B. Kindler, addressed his services and compensation only in his capacity as Executive Chairman of our Company. Mr. Kindler notified the company of his resignation as Executive Chairman of the Company on November 25, 2019, but remains in his position as Chairman of the Board. The services agreement provided for a base fee of not less than $250,000. In connection with our IPO, we issued to our Executive Chairman an option to purchase up to 28,121 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vests in three equal annual installments beginning on July 29, 2016 (the “Executive Chairman IPO Grant”). Our Executive Chairman was also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $250,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The services agreement contained a customary one-year post termination non-compete and non-solicit and other customary terms.

Though the services agreement with our Executive Chairman does not provide for severance, it does provide for full acceleration of vesting of outstanding equity awards upon certain qualifying terminations of services. In his on-going role as Chairman of the Board of Directors, Mr. Kindler will be compensated $70,000 per year, payable in quarterly installments, as well as an annual option grant of 15,000 options to purchase Class A Common Stock.

Employment Agreement with our President and Chief Executive Officer. In 2015, we entered into an employment agreement with Stephen L. Holcombe, our President and Chief Executive Officer, which provided for a term through December 31, 2018, a base salary of not less than $450,000, and a target cash bonus of 50% of base salary, based on achievement of performance targets. In connection with our IPO, we issued to our President and Chief Executive Officer an option to purchase up to 180,469 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vested in three equal annual installments beginning on July 29, 2016. Our President and Chief Executive Officer was also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $825,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash).

In 2019, we entered into a new employment agreement with Mr. Holcombe, which provides for a term through December 31, 2020, a base salary of not less than $450,000, and a cash bonus of up to 50% of base salary, based on achievement of performance targets. Our President and Chief Executive Officer is also eligible to receive an annual equity performance bonus in respect of each completed fiscal year in an amount determined by the Compensation Committee in its sole discretion (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The performance metrics and goals for the annual cash and equity awards will be determined by our Compensation Committee. Such equity or cash awards will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to acceleration of vesting upon certain qualifying terminations on or within the 12-month period following a change-in-control.

Employment Agreement with our Chief Financial Officer. In 2015, we entered into an employment agreement with Rudy C. Howard, our Chief Financial Officer, which provided for a term through December 31, 2018, a base salary of not less than $325,000, and a target cash bonus of 40% of base salary, based on achievement of performance targets. In connection with our IPO, we issued to our Chief Financial Officer an option to purchase up to 114,844 shares of our Class A common stock, at an exercise price of $15.00 per share, which option vested in three equal annual installments beginning on July 29, 2016. Our Chief Financial Officer was also eligible to receive an annual performance bonus in respect of each completed fiscal year with a target value of $450,000 (payable in stock options, restricted stock or restricted stock units or, at our election, in cash).

In 2019, we entered into a new employment agreement with Mr. Howard, which provides for a term through December 31, 2020, a base salary of not less than $325,000, and a cash bonus of up to 40% of base salary, based on achievement of performance targets. Our Chief Financial Officer is also eligible to receive an annual equity performance bonus in respect of each completed fiscal year in an amount determined by the Compensation Committee in its sole discretion (payable in stock options, restricted stock or restricted stock units or, at our election, in cash). The performance metrics and goals for the annual cash and equity awards will be determined by our Compensation Committee. Such equity or cash awards will generally vest in three equal installments of 33.33% on each anniversary of the date of grant, subject to acceleration of vesting upon certain qualifying terminations on or within the 12-month period following a change-in-control.

Our President and Chief Executive Officer and our Chief Financial Officer (each, an “Executive”) will be eligible for other standard employee benefits. If the Executive’s employment is terminated by us without cause or he resigns for “good reason,” then subject to the execution of a release of claims, the Executive shall receive as severance pay:

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

The employment agreements contain other customary terms and conditions, including a two-year post-employment noncompete, a three-year post-employment non-solicit and other nondisclosure of confidential information, intellectual property and non-disparagement provisions.

Prior to December 31, 2020, the Company and each Executive will discuss whether the term of employment should be extended. If the Company does not renew the term and terminates the Executive’s employment other than for cause, death or disability, then the post-employment noncompetition period shall be reduced from two years to one year and in lieu of the severance listed above, the Executive will receive the greater of (i) six months of base salary in continuing installments and six months of COBRA continuation coverage with the same cost sharing as noted above or (ii) severance and benefits in accordance with Company policy as in effect at the time of termination. If the Company is willing to extend the term of employment and the Executive does not agree, then the executive will not be eligible for severance and the post-employment noncompete period shall not be reduced.

Outstanding Equity Awards as of December 31, 2019

The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2019:

		Option Awards				Stock Awards
Name and Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (1)
Stephen L. Holcombe	7/29/2015	180,469	—	$15.00	7/29/2025	—	$—
President and Chief Executive Officer	3/10/2017	110,073	55,037	$5.81	3/10/2027	—	$—
	3/7/2019	—	200,000	$2.18	3/7/2029	—	$—
Rudy C. Howard	7/29/2015	114,844	—	$15.00	7/29/2025	—	$—
Executive Vice President, Chief Financial Officer	3/10/2017	70,047	35,023	$5.81	3/10/2027	—	$—
	3/7/2019	—	125,000	$2.18	3/7/2029	—	$—
Jeffrey B. Kindler	7/29/2015	28,121	—	$15.00	7/29/2025	—	$—
Chairman of the Board of Directors	3/10/2017					23,333	$61,832
Chairman of the Board of Directors	11/29/2019	—	35,000	$2.18	3/7/2029	—	$—
(1)

The awards of stock options and stock awards to each of Messrs. Holcombe, Howard and Kindler listed in the above table each vest in three equal installments upon the anniversary of their grant date. In each case, this vesting schedule assumes continued employment or services with us and is subject to accelerated vesting upon the occurrence of certain qualifying termination of employment or services, as applicable.

Director Compensation

In 2016, our Board of Directors established the following compensation program for our non-employee directors, other than Messrs. Cohen and Savas and no changes were made in 2019, other than for the compensation to be paid to Mr. Kindler in his role as Chairman of the Board of Directors:

•

upon election and/or re-election at each annual meeting of stockholders, an award of 15,000 options to acquire our Class A common stock (or the equivalent value thereof in restricted stock, restricted stock units or cash). The options or other equity or equity-based compensation will generally vest in monthly installments over the three-year period commencing with the grant date;

•	an annual cash retainer of $70,000 for the chairman of the board, with no additional fees paid for board and committee meetings attended;
•	an annual cash retainer of $35,000 for all other directors, with no additional fees paid for board and committee meetings attended;
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

The following table sets forth the total compensation paid to each of our directors for the fiscal year ended December 31, 2019.  Mr. Kindler was a named executive officer of the Company until his resignation as Executive Chairman in November 2019 and his compensation is set forth in the “Summary Compensation Table” and not in this Director Compensation section.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)		Total ($)
Steven M. Cohen (2)	—	—	—		—
John A. Fry	42,500	—	18,571	(3)	61,071
Hersh Kozlov	10,577
Craig C. Parker (4)	23,125	—	—		23,125
Paul G. Savas	—	—	—		—
Noel J. Spiegel	50,000	—	18,571	(3)	68,571
Howard L. Weiner	40,024	—	18,571	(3)	58,595
(1)

The amounts reported in the table above represents the aggregate grant date fair value of the award, computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Mr. Cohen resigned from our Board of Directors effective September 11, 2019.
(3)

On April 29, 2019, upon their re-election at our 2019 Annual Meeting, Messrs. Fry, Spiegel and Weiner were each awarded an option to purchase up to 15,000 shares of our Class A common stock with an exercise price of $1.45 per share, which award is scheduled to vest in 36 equal monthly installments beginning on April 29, 2019, subject to the continued service of Messrs. Fry, Spiegel and Weiner on our Board of Directors, as applicable.

(4)	Mr. Parker did not stand for re-election to the Board of Directors at our 2019 Annual Meeting and was no longer a member of our Board of Directors effective April 29, 2019.

The outstanding option awards for our non-employee directors as of December 31, 2019 are as follows:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Grant Date Fair Value ($)
John A. Fry	5/12/2016	17,500	—	64,303
	5/1/2017	13,750	1,250	56,923
	4/30/2018	9,167	5,833	21,050
	4/29/2019	4,167	10,833	18,571
Noel J. Spiegel	7/29/2015	25,000	—	263,647
	5/12/2016	15,000	—	55,136
	5/1/2017	13,750	1,250	56,923
	4/30/2018	9,167	5,833	21,050
	4/29/2019	4,167	10,833	18,571
Howard L. Weiner	4/30/2018	17,136	9,114	36,838
	4/29/2019	4,167	10,833	18,571

Compensation Committee Interlocks and Insider Participation

During 2019, our Compensation Committee consisted of Messrs. Savas (Chair) and Cohen, until Mr. Cohen’s resignation from the board in September 2019. Following the appointment of Mr. John A. Fry to the Compensation Committee in February 2020, our Compensation Committee consisted of Messrs. Savas (Chair) and Mr. Fry. None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of another entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No interlocking relationship exists between any member of the Board of Directors or any member of the Compensation Committee (or other committee performing equivalent functions) of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock as of February 20, 2020 unless otherwise noted below for the following:

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

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Common stock subject to options exercisable on or within 60 days after February 20, 2020 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o vTv Therapeutics Inc., 3980 Premier Drive, Suite 310, High Point, North Carolina 27265.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Jeffrey B. Kindler (1)	74,787	0.1%
Stephen L. Holcombe (2)	412,246	0.6%
Rudy C. Howard (3)	266,581	0.4%
John A. Fry (4)	46,249	*
Hersh Kozlov	5,000	*
Paul G. Savas (5)	91,781	0.1%
Noel J. Spiegel (6)	74,749	0.1%
Howard L. Weiner (7)	22,370	*
All directors and executive officers as a group (8 individuals)	993,763	1.5%
5% or Greater Stockholders:
Ronald O. Perelman (5)(8)	61,514,396	85.3%
*	Less than 0.1%.
(1)

Includes options and restricted stock units to purchase up to 51,454 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.

(2)	Includes options to purchase up to 412,246 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.
(3)	Includes options to purchase up to 261,581 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.
(4)	Includes options to purchase up to 46,249 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.
(5)	Address is c/o MacAndrews & Forbes Incorporated, 35 East 62nd Street, New York, NY 10065.
(6)	Includes options to purchase up to 68,749 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.
(7)	Includes options to purchase up to 22,370 shares of our Class A Common Stock that are vested and exercisable or will become vested and exercisable within 60 days of February 20, 2020.
(8)

Based solely on the Schedule 13D/A (Amendment No. 36) filed by MacAndrews & Forbes Incorporated with the SEC on January 28, 2020. Consists of: (a) 32,856,212 shares of our Class A Common Stock held beneficially by MacAndrews & Forbes Group LLC (“M&F Group”), (b) 23,084,267 shares of our Class B Common Stock that are held directly by M&F Group, (c) 1,823,917 shares of Class A Common Stock issuable to M&F Group upon exercise of Common Stock Purchase Warrants held by M&F Group, and (d) 3,750,000 shares of Class A Common Stock issuable to M&F Group at the option of M&F Group pursuant to a commitment letter, dated December 23, 2019. The number of shares reported above includes 49,713 shares of Class B Common Stock and corresponding vTv Units that may be deemed to be directly beneficially owned by the Ronald O. Perelman Trust.

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

Certain Relationships and Related-Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

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

The Investor Rights Agreement also provides that M&F, subject to applicable corporate governance rules of the SEC and the NASDAQ Stock Market listing rules (which may require M&F to designate independent directors), has the right to designate: (i) a majority of the directors (and if the number of directors is even, one director more than 50% of the number of directors) if it beneficially owns more than 50% of our outstanding common stock, (ii) one less than a majority of the directors if it beneficially owns more than 25% but 50% or less of our outstanding common stock, and (iii) one-third of the directors (rounded down to the nearest whole number) if it beneficially owns more than 10% but 25% or less of our outstanding common stock. M&F loses the right to designate directors once it owns 10% or less of our outstanding common stock. So long as M&F beneficially owns 25% or more of our outstanding common stock, it will have the right, subject to applicable corporate governance rules of the SEC and the NASDAQ Stock Market listing rules, to designate the members of the committees of our Board of Directors. The Investor Rights Agreement will terminate when MacAndrews (which indirectly controls approximately 83.5% of our outstanding common stock as of December 31, 2019) and its permitted transferees hold less than 2.5% of our outstanding common stock. To the extent that M&F is dissolved or liquidated, MacAndrews and/or its affiliates will succeed to M&F rights and obligations under the Investor Rights Agreement.

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

Certain terms of these Letter Agreements are set forth in the tables included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

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

Director Independence

Our Board of Directors has established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Audit Committee currently consists of directors Messrs. Spiegel (Chair), Fry and Weiner. Our Compensation Committee consists of Messrs. Savas (Chair) and Fry. Our Nominating and Corporate Governance Committee currently consists of Mr. Kindler. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were established in July 2015 in connection with our IPO.

Our Board of Directors has undertaken a review of the independence of our directors and has determined that Messrs. Fry, Spiegel and Weiner are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for Audit Committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

We are a “controlled company” as set forth in NASDAQ Stock Market listing rules because more than 50% of the voting power of our common stock is held by MacAndrews. Under the NASDAQ Stock Market listing rules, a controlled company is exempt from the NASDAQ Stock Market corporate governance requirements that a majority of the Board of Directors consist of independent directors and that directors’ nominations and executive compensation must be approved by a majority of independent directors or a nominating and corporate governance committee or compensation committee composed solely of independent directors. We will rely on some of these exemptions from the corporate governance requirements until we are no longer a controlled company or the Board of Directors determines to no longer rely on these exemptions.

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

The following table summarizes the aggregate fees billed for professional services rendered by EY to us in 2018 and 2019. A description of these various fees and services follows the table.

Name	2018	2019
Audit Fees	$452,113	$383,838
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,960	2,000

Audit Fees

The aggregate fees billed to us by EY in 2018 and 2019 reflected as audit fees above include fees associated with the annual audit of our financial statements for the years ended December 31, 2018 and 2019 and reviews of our financial statements included in our Quarterly Reports on Form 10-Q.  Additionally, the audit fees above for both years include work performed with respect to our S-3 Registration Statement filed in 2018 and with respect to an S-3 Registration Statement filed in 2019 to register shares previously issued to MacAndrews under the Letter Agreements.

All Other Fees

The aggregate fees billed to us by EY in 2018 and 2019 reflected as all other fees above relate to the license of accounting research software.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-4
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2019, 2018 and 2017	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

4.3*	Description of Capital Stock.

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

10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

Exhibit Number	Description
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

10.13††

Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

10.14††

Venture Loan and Security Agreement dated as of October 28, 2016 by and among the Company, vTv Therapeutics LLC, Horizon Technology Finance Corporation and Silicon Valley Bank (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

10.15

First Amendment of Venture Loan and Security Agreement and Consent, dated as of December 20, 2017, by and among the Company, vTv Therapeutics LLC, Horizon Credit II LLC and Silicon Valley Bank (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.16††

License and Research Agreement, dated as of December 21, 2017, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.17††

License and Research Agreement, dated as of December 21, 2017, by and between Reneo Pharmaceuticals, Inc. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.18††

License Agreement, dated as of May 31, 2018, by and between Newsoara Biopharma Co., Ltd. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed August 3, 2018 (File No. 001-37524)).

10.19†

Employment Agreement, dated as of March 7, 2019, by and between vTv Therapeutics LLC and Stephen L. Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 11, 2019 (File No. 001-37524)).

10.20†

Employment Agreement, dated as of March 7, 2019, by and between vTv Therapeutics LLC and Rudy C. Howard, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed March 11, 2019 (File No. 001-37524)).

10.21

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the Company’s Form S-3 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2019 (File No. 001-37524)).

10.22

Letter Agreement, dated as of March 18, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed March 20, 2019 (File No. 001-37524)).

10.23

Letter Agreement, dated as of September 26, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed October 30, 2019 (File No. 001-37524)).

10.24

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the September 26, 2019 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed October 30, 2019 (File No. 001-37524)).

10.25*	Letter Agreement, dated as of December 23, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

Exhibit Number	Description
10.26*	Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the December 23, 2019 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc.

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Pubic Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2020

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey B. Kindler	Chairman	February 20, 2020
Jeffrey B. Kindler

/s/ Stephen L. Holcombe	President and Chief Executive Officer	February 20, 2020
Stephen L. Holcombe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 20, 2020
Rudy C. Howard	(Principal Financial and Accounting Officer)

/s/ John A. Fry	Director	February 20, 2020
John A. Fry

/s/ Hersh Kozlov	Director	February 20, 2020
Hersh Kozlov

/s/ Paul G. Savas	Director	February 20, 2020
Paul G. Savas

/s/ Noel J. Spiegel	Director	February 20, 2020
Noel J. Spiegel

/s/ Howard L. Weiner	Director	February 20, 2020
Howard L. Weiner

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-4
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2019, 2018 and 2017	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-6

Notes to Consolidated Financial Statements	F-7

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Raleigh, North Carolina

February 20, 2020

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share and share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,777	$1,683
Accounts receivable, net	5	—
Prepaid expenses and other current assets	806	666
Current deposits	250	1,124
Total current assets	2,838	3,473
Restricted cash and cash equivalents, long-term	2,500	2,500
Property and equipment, net	461	70
Operating lease right-of-use assets	543	—
Long-term investments	2,480	2,480
Long-term deposits	444	36
Total assets	$9,266	$8,559
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,068	$7,702
Current portion of operating lease liabilities	110	—
Current portion of deferred revenue	31	1,752
Current portion of notes payable	6,172	9,383
Total current liabilities	13,381	18,837
Notes payable, net of current portion	—	6,330
Deferred revenue, net of current portion	1,033	1,067
Operating lease liabilities, net of current portion	831	—
Warrant liability, related party	2,601	2,436
Other liabilities	260	260
Total liabilities	18,106	28,930
Commitments and contingencies
Redeemable noncontrolling interest	40,183	62,482
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 40,918,522 and 20,347,065 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	409	203
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of December 31, 2019 and December 31, 2018	232	232
Additional paid-in capital	183,858	150,595
Accumulated deficit	(233,522)	(233,883)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(49,023)	(82,853)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$9,266	$8,559

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ending December 31,
	2019	2018	2017
Revenue	$2,764	$12,434	$291
Operating expenses:
Research and development	15,119	23,035	39,640
General and administrative	8,537	9,223	11,333
Total operating expenses	23,656	32,258	50,973
Operating loss	(20,892)	(19,824)	(50,682)
Other income (loss)	1	46	—
Other income (expense) – related party	827	(638)	(190)
Interest income	53	61	117
Interest expense	(1,827)	(3,290)	(3,092)
Loss before income taxes and noncontrolling interest	(21,838)	(23,645)	(53,847)
Income tax provision	100	200	800
Net loss before noncontrolling interest	(21,938)	(23,845)	(54,647)
Less: net loss attributable to noncontrolling interest	(8,894)	(15,934)	(38,503)
Net loss attributable to vTv Therapeutics Inc.	$(13,044)	$(7,911)	$(16,144)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(17,913)	$(8,650)	$(16,144)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.59)	$(0.69)	$(1.67)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	30,292,030	12,449,236	9,693,254

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit

(in thousands, except share data)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2016	$122,515	9,693,254	$97	23,119,246	$232	$124,212	$(215,486)	$(90,945)
Net loss	(38,503)	—	—	—	—	—	(16,144)	(16,144)
Share-based compensation	—	—	—	—	—	3,645	—	3,645
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	167	—	167
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(342)	—	(342)
Change in redemption value of noncontrolling interest	47,428	—	—	—	—	—	(47,428)	(47,428)
Balances at December 31, 2017	131,440	9,693,254	97	23,119,246	232	127,682	(279,058)	(151,047)
Net loss	(15,934)	—	—	—	—	—	(7,911)	(7,911)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	2,676	—	2,676
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	10,617,119	106	—	—	21,394	—	21,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(1,308)	—	(1,308)
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(52,873)	—	—	—	—	—	52,873	52,873
Balances at December 31, 2018	62,482	20,347,065	203	23,094,221	232	150,595	(233,883)	(82,853)
Net loss	(8,894)	—	—	—	—	—	(13,044)	(13,044)
Share-based compensation	—	—	—	—	—	1,518	—	1,518
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	16,923,427	169	—	—	27,331	—	27,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(992)	—	(992)
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(13,405)	—	—	—	—	—	13,405	13,405
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss before noncontrolling interest	$(21,938)	$(23,845)	$(54,647)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Gain on disposal of property and equipment, net	(288)	(12)	(11)
Depreciation expense	39	218	197
Share-based compensation expense	1,518	2,676	3,645
Change in fair value of warrants, related party	(827)	638	190
Amortization of debt discount	532	1,014	1,029
Changes in assets and liabilities:
Accounts receivable	(5)	8,000	(8,000)
Prepaid expenses and other assets	732	(1,135)	170
Long-term deposits	(408)	2,256	(358)
Accounts payable and accrued expenses	(618)	(6,199)	2,448
Deferred revenue	(1,755)	(10,435)	10,753
Other liabilities	—	(32)	24
Net cash used in operating activities	(23,018)	(26,856)	(44,560)
Cash flows from investing activities:
Proceeds from sale of assets	312	12	32
Purchases of property and equipment	(70)	(5)	(57)
Net cash provided by (used in) investing activities	242	7	(25)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	27,500	21,500	—
Proceeds from issuance of Class A Common Stock, net of offering costs	5,443	—	—
Proceeds from debt issuance	500	500	7,500
Repayment of notes payable	(10,573)	(5,388)	—
Net cash provided by financing activities	22,870	16,612	7,500
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	94	(10,237)	(37,085)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of year	4,183	14,420	51,505
Total cash, cash equivalents and restricted cash and cash equivalents, end of year	$4,277	$4,183	$14,420
Supplemental cash flow information:
Cash paid for interest	$1,295	$2,276	$2,064
Cash paid for income taxes	$100	$1,000	$—

Non-cash activities:
Receipt of investment as partial consideration for license agreement	$—	$—	$2,480
Right-of-use assets obtained in exchange for lease obligations	$548	$—	$—
Leasehold improvements obtained in exchange for lease obligations	$384	$—	$—
Change in redemption value of noncontrolling interest	$(13,405)	$(52,873)	$47,428
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$151	$—
Issuance of Letter Agreements and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$992	$1,308	$302

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Notes to Consolidated Financial Statements

(dollar amounts are in thousands, unless otherwise noted)

Note 1: Description of Business and Basis of Presentation

Description of Business

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”), was incorporated in the state of Delaware in April 2015.  The Company is a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection.

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. Various holders own non-voting interests in vTv LLC, representing a 36.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 63.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional nonvoting common units (“vTv Units”) of vTv LLC or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B Common Stock”)) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016 and its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of the Company’s drug candidates will require additional financing.  From its inception through December 31, 2019, the Company has funded its operations primarily through a combination of debt and equity financings, research collaboration agreements, upfront and milestone payments for license agreements and private placements of preferred equity.  As of December 31, 2019, the Company had an accumulated deficit of $233.5 million and has generated net losses in each year of its existence.  The Company’s currently available sources of liquidity include the Company’s cash and cash equivalents balance as of December 31, 2019 of $1.8 million and the $10.0 million of remaining funds available under the Letter Agreements, which management believes will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents and remaining funds under the Letter Agreements will allow the Company to meet its liquidity requirements into March 2020.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating several financing strategies to fund its planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

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

Four customers represented 100% of the revenue earned during the year ended December 31, 2019 and 2017.  Three customers represented 100% of the revenue earned during the year ended December 31, 2018.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2019 and 2018 that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	2019	2018
Cash and cash equivalents	$1,777	$1,683
Restricted cash and cash equivalents, long-term	2,500	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$4,277	$4,183

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance and recorded an impairment charge of $0.1 million during the year ended December 31, 2018. No such charges were recognized during the years ended December 31, 2019 or 2017.  There were no assets held for sale at December 31, 2019 or 2018.

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

Noncontrolling Interest

The Company records the redeemable noncontrolling interest represented by the vTv Units and the Class B Common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  See discussion and additional detail of the redeemable noncontrolling interest at Note 12.

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

Leases

The Company determines if an arrangement is a lease at inception.  Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets.  Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  Lease terms may include options to extend of terminate the lease if it is reasonably certain that the Company will exercise the option.  As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.  The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.  The Company has elected a practical expedient to not separate its lease and non-lease components and instead account for them as a single lease component.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  Lease payments for short-term leases are recorded to operating expense on a straight-line basis and variable lease payments are recorded in the period in which the obligation for those payments is incurred.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)” (“ASU 2016-02”), which increases transparency and comparability among companies accounting for lease transactions.  The Company adopted this guidance effective January 1, 2019 using a modified retrospective application and recorded a cumulative-effect adjustment at the beginning of the period of adoption.  The adoption resulted in the recognition of $0.3 million of additional assets and liabilities related to the Company’s operating leases within its Condensed Consolidated Balance Sheets.  See Note 8 for further details.

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

Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Reneo License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2019, as it is not considered probable that such payments will be received.  The revenue related to this performance obligation has been fully recognized as of December 31, 2019.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  As of December 31, 2019, revenue allocated to this performance obligation has been fully recognized. For the years ended December 31, 2019, 2018 and 2017, $1.7 million, $3.7 million and $0.1 million of revenue has been recognized related to this combined performance obligation, respectively.

Huadong License Agreement

On December 21, 2017, the Company entered into a License Agreement with Huadong (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim territories, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.  Under the terms of the Huadong License Agreement, Huadong paid the Company an initial license fee of $8.0 million and is obligated to pay potential development and regulatory milestone payments totaling up to $25.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, the Company is eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

Under the Huadong License Agreement, the Company also has the obligation to conduct a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require it to do so.  If conducted, the Phase 2 MRCT will include sites in both the United States and Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  The Company will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

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

The transaction price has been allocated to these performance obligations based on their relative standalone selling prices, which were estimated using an expected cost plus margin approach. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2019, as it is not considered probable that such payments will be received.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company determined that the straight-line method would be used to recognize revenue for this performance obligation over the transfer service period.  In November 2018, the Company received notification from Huadong that the Company had satisfied its obligations related to the technology transfer services.  As such, this performance obligation is considered complete as of December 31, 2018 and all of revenue associated with it has been recognized.  For the years ended December 31, 2018 and 2017, $6.8 million and $0.1 million of revenue has been recognized related to this combined performance obligation, respectively.  No such revenue was recognized for the year ended December 31, 2019.

The Company also determined that the obligation to sponsor and conduct a portion of the Phase 2 MRCT should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  Since the Company has not yet begun the Phase 2 MRCT trial, the entire amount remains deferred as of December 31, 2019 and revenue will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2019 was $1.0 million.  No revenue for this performance obligation has been recognized as of December 31, 2019.  The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  A portion of this amount remains deferred as of December 31, 2019 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. An immaterial amount of revenue for this performance obligation has been recognized during the year ended December 31, 2019.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2019 was $0.1 million.  An immaterial amount of revenue was recognized for this performance obligation for the years ended December 31, 2019 and 2018.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the years ended December 31, 2019, 2018 and 2017.

Newsoara License Agreement

On May 31, 2018, the Company entered into a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim territories (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.  Under the terms of the Newsoara License Agreement, Newsoara paid the Company an upfront cash payment of $2.0 million. During the year ended December 31, 2019, the Company received an additional payment of $1.0 million related to the satisfaction of a development milestone during the year.  The Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $62.0 million.  In addition, Newsoara is obligated to pay the Company royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.

Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2019, as it is not considered probable that such payments will be received.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  The $2.0 million of the transaction price related to the upfront payment allocated to this performance obligation was recognized during the year ended December 31, 2018.

During the year ended December 31, 2019, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the year ended December 31, 2019, as the related performance obligation has been fully satisfied.

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

Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of December 31, 2019, the Company had received funding under this agreement of $2.4 million, and research and development costs were offset by $2.4 million.

   Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Current portion of deferred revenue	$31	$1,752
Deferred revenue, net of current portion	1,033	1,067
Total contract liabilities	$1,064	$2,819

The change in the Company’s contract liabilities for the year ended December 31, 2019 of $1.8 million was due to the recognition of amounts included in the contract liability at the beginning of the period.  The Company also recognized an additional $1.0 million of revenue related to changes in the estimated transaction prices for one of its customer contracts during the year ended December 31, 2019 for which the related performance obligation had already been satisfied.

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

The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant.  For the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.5 million, $2.7 million and $3.6 million of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2019, the Company had total unrecognized stock-based compensation expense of approximately $1.5 million, which is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years. The weighted average grant date fair value for all option grants during the years ended December 31, 2019, 2018 and 2017 was $1.91, $2.28 and $4.15 per option, respectively.

The aggregate intrinsic value of the in-the-money awards outstanding as of December 31, 2019 was an insignificant amount.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Expected volatility	115.29% - 120.15%	71.15% - 99.23%	68.72% - 85.93%
Expected life of option, in years	5.3 - 6.0	5.7 - 6.0	5.8 - 6.0
Risk-free interest rate	1.58% - 2.64%	2.69% - 2.84%	1.87% - 2.24%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2018	1,767,503	$8.57
Granted	1,033,000	2.26
Forfeited	(269,360)	6.71
Awards outstanding at December 31, 2019	2,531,143	$6.19
Options exercisable at December 31, 2019	1,280,406	$9.40
Weighted average remaining contractual term	6.3 Years
Options vested and expected to vest at December 31, 2019	2,441,769	$6.33
Weighted average remaining contractual term	7.5 Years

The following table summarizes the activity related to the awards of RSUs for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2018	23,333	$5.81
Vested	(11,666)	5.81
Awards outstanding at December 31, 2019	11,667	$5.81
RSUs expected to vest at December 31, 2019	11,569	$5.81

As of December 31, 2019, the Company had total unrecognized stock-based compensation expense for its outstanding RSU awards of an insignificant amount, which is expected to be recognized over a weighted-average period of 0.2 years.

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2019	2018	2017
Research and development	$522	$994	$1,485
General and administrative	996	1,682	2,160
Total share-based compensation expense	$1,518	$2,676	$3,645

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid insurance	$551	$571
Prepaid taxes	147	—
Prepaid - other	108	95
Total	$806	$666

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$—	$5,690
Leasehold improvements	405	1,548
Computers and hardware	48	329
Software	107	691
Furniture and office equipment	49	243
Total property and equipment	609	8,501
Less: accumulated depreciation and amortization	(148)	(8,431)
Property and equipment, net	$461	$70

Depreciation expense was an insignificant amount for the year ended December 31, 2019 and was $0.2 million for each of the years ended December 31, 2018 and 2017.

Note 7: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$2,232	$2,899
Accrued development costs	3,148	3,835
Accrued compensation and related costs	1,559	826
Accrued other	129	142
Total	$7,068	$7,702

Note 8: Leases

The Company leased its former headquarters location under an operating lease that expired in December 2019.  In connection with its adoption of ASC Topic 842, the Company recognized a right of use asset and corresponding operating lease liability of $0.3 million related to this lease as of January 1, 2019.  The Company elected to use the package of practical expedients in implementing ASC Topic 842 under which the Company did not reassess the operating or finance lease classification of its previously existing leases.  Further, the Company did not reassess whether expired or existing contracts include leases.

In August 2019, the Company leased new office space for its headquarters location under an operating lease.  This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor.  The lease includes an option to renew for a five-year term as well as an option to terminate after three years, neither of which have been recognized as part of its related right of use assets or lease liabilities as their election is not considered reasonably certain.  Further, this lease does not include any material residual value guarantee or restrictive covenants.

At December 31, 2019, the weighted average incremental borrowing rate and remaining lease term for the operating leases held by the Company were 13.1% and 5.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of December 31, 2019 were as follows (in thousands):

2020	$229
2021	255
2022	261
2023	268
2024	275
Thereafter	23
Total lease payments	1,311
Less: imputed interest	(370)
Present value of lease liabilities	$941

Operating lease cost was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.  During the years ended December 31, 2019, cash paid for operating leases was $0.4 million.

The Company has recognized an asset retirement obligation for an obligation in its facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $0.3 million at both December 31, 2019 and 2018. An immaterial amount of accretion and depreciation expense was recognized in the years ended December 31, 2019, 2018 and 2017

Note 9: Notes Payable

Notes payable consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Notes payable under the Loan Agreement	$4,896	$14,897
Short-term financing	144	216
Accreted final payment	1,132	600
Total notes payable	6,172	15,713
Less: Current portion	(6,172)	(9,383)
Total notes payable, net of current portion	$—	$6,330

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

The Company incurred $0.7 million of costs in connection with the Loan Agreement in the year ended December 31, 2016.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million, were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payment for the first and second loan tranches of $0.8 million and $0.5 million, respectively, will be accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

The Company recorded interest expense related to the Loan Agreement of $1.8 million, $3.1 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 17.7%.

Principal payments due under the terms of the Loan Agreement are as follows (in thousands):

2020	$5,041
2021	—
2022	—
2023	—
2024	—
Total	$5,041

Note 10: Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount.   The Company is not currently a party to any material legal proceedings.

Columbia University Agreement

In May 2015, the Company entered into a worldwide exclusive agreement with Columbia University (“Columbia”) to license certain intellectual property from Columbia. Under the agreement, the Company was obligated to pay to Columbia (1) an annual fee of

$0.1 million from 2015 through 2021, (2) a potential regulatory milestone payment of $0.8 million and (3) potential royalty payments at a single digit royalty rate based on net sales of licensed products as defined in the agreement. In December 2018, the Company notified Columbia of its intent to terminate this license agreement.

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is obligated to act as the sponsor of the Phase 2 MRCT should Huadong require it to do so.  The Phase 2 MRCT will include sites in both US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.  The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

Note 11: Stockholders’ Equity

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

Letter Agreement Warrants

   The Company has entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, the Company has or had the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share, and MacAndrews has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.  Certain terms of each of these Letter Agreements are set forth in Note 13.

The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.  During the years ended December 31, 2019, 2018 and 2017 the Company recognized income/(expense) of $0.8 million, $(0.6) million and  $(0.2) million, respectively, related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other income (expense), related party in the Consolidated Statements of Operations.

Fair value of the Letter Agreement Warrants was calculated as of their issuance date using the methods described in Note 19 using the following assumptions:

	December 5, 2017	July 30, 2018	December 11, 2018	September 26, 2019	December 23, 2019
Expected volatility	90.00%	95.29%	104.46%	110.35%	110.41%
Expected life of option, in years	7.0	7.0	7.0	7.0	7.0
Risk-free interest rate	2.80%	2.94%	2.77%	1.65%	1.84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

Loan Agreement Warrants

On October 28, 2016, the Company entered into the Loan Agreement as discussed in Note 9.  In connection with the Loan Agreement, the Company issued to the Lenders Warrants to purchase a total of 152,580 shares of the Company’s Class A Common Stock at an exercise price of $6.39 per share.  Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.   In each instance, the Warrants have an exercise price equal to the lower of (a) the volume weighted average price per share of the Company’s Class A Common Stock, as reported on the principal stock exchange on which the Company’s Class A Common Stock is listed, for 10 trading days prior to the issuance of the applicable Warrants or (b) the closing price of a share of the Company’s Class A Common Stock on the trading day prior to the issuance of the applicable Warrants.  The Warrants will expire seven years from their date of issuance.

The Warrants issued with a determinable number of shares and exercise price were initially recorded as a component of additional paid-in capital based on their relative fair value.  The Warrants issued for a variable number of shares were initially recorded as a component of other liabilities.  This related liability was adjusted to its fair value on a periodic basis until the associated warrants qualified for equity classification upon the funding of the second tranche of the Loan Agreement on March 24, 2017. For the year ended December 31, 2017, the Company recognized additional interest expense within the Consolidated Statements of Operations of a de minimis amount related to the adjustment of the Warrants to their fair value.

Note 12: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 36.1% noncontrolling interest in vTv LLC (see Note 1).  The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2019 and 2018, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $40.2 million and $62.5 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2019	2018	2017
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(17,913)	$(8,650)	$(16,144)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(17,971)	(19,456)	—
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(35,884)	$(28,106)	$(16,144)

Note 13: Related-Party Transactions

MacAndrews & Forbes Incorporated

MacAndrews directly or indirectly controls 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2019, MacAndrews directly or indirectly holds 30,356,212 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 83.5% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019
Shares available to be issued under related warrants	198,267	518,654	340,534
Exercise price of related warrants	$5.04	$1.53	$2.12
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of December 31, 2019	2,283,105	7,518,797	5,434,783
Remaining shares to be issued as of December 31, 2019	—	—	—

	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.65	$1.46	$1.60
Expiration date of letter agreement	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	—	400,990	365,472
Exercise price of related warrants	$—	$1.68	$1.84
Expiration date of related warrants		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2019	5,454,546	6,849,316	—
Remaining shares to be issued as of December 31, 2019	—	—	6,250,000

Each of the December 5, 2017 and July 30, 2018 Letter Agreements resulted in a deemed capital contribution to the Company as the fair value of the financial instrument received by the Company exceeded the fair value of those financial instruments issued to MacAndrews.  The December 11, 2018, March 18, 2019, September 26, 2019 and December 23, 2019 Letter Agreements resulted in a deemed distribution to MacAndrews as the fair value of the financial instruments issued to MacAndrews exceeded the fair value of the financial instrument received by the Company.  This deemed distribution has been reflected as a reduction to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors. As of December 31, 2019, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2019.

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

Note 14: Employee Benefit Plan

The Company has a 401(k) retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.1 million, $0.2 million and $0.1 million to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 15: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  The Company recorded an income tax provision of $0.1 million, $0.2 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.

As discussed in Note 13, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2019.

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2019	2018	2017
U.S. statutory tax benefit	$(4,586)	$(4,966)	$(18,846)
Partnership income (federal) not subject to tax to the Company	1,868	3,346	13,475
Foreign withholding tax	79	200	800
State taxes (net of federal benefit)	134	(224)	55
Impact of the Tax Act	—	—	5,847
Research and development tax credit	(231)	(1,122)	—
Other	(81)	(168)	—
Change in valuation allowance	2,917	3,134	(531)
Provision for income taxes	$100	$200	$800
Effective income tax rate	-0.5%	-0.8%	-1.5%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$14,540	$11,400
R&D Tax Credit carryforwards	1,517	1,349
Investment in partnerships	(511)	(122)
Charitable contributions	11	11
Total deferred tax assets	15,557	12,638
Valuation allowance	(15,557)	(12,638)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  On the basis of this evaluation, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  During the year ended December 31, 2019, the Company’s valuation allowance increased by $2.9 million.

The Company has federal net operating loss carryforwards of $65.8 million that will be available to offset future taxable income.  Approximately, $40.0 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income.  The remaining $25.8 million may be carried forward indefinitely but are only available to offset 80% of future taxable income.  The Company has federal research and development tax credits of $1.5 million which expire in varying amounts starting in 2035 to 2039.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2019, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2019.

The Company files U.S. federal, New York, North Carolina and Virginia tax returns.  The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2016 to 2019.

Note 16: Restructuring

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

As of and during the year ended December 31, 2018, the Company had recognized an accrual and related expense of $0.3 million related to these severance benefits. During the year ended December 31, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan. The related expense has been recognized as a component of research and development and general and administrative expense within the Consolidated Statements of Operations based on the responsibilities of the impacted employees.  The related accrual is recorded as a component of accounts payable and accrued expenses within the Consolidated Balance Sheet as of December 31, 2018.

Note 17: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2019, 2018 and 2017 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(21,938)	$(23,845)	$(54,647)
Less: Net loss attributable to noncontrolling interests	(8,894)	(15,934)	(38,503)
Net loss attributable to vTv Therapeutics Inc.	(13,044)	(7,911)	(16,144)
Less: Deemed distribution to related party (Note 13)	(4,869)	(739)	—
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(17,913)	$(8,650)	$(16,144)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	30,292,030	12,449,236	9,693,254
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.59)	$(0.69)	$(1.67)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2019	2018	2017
Class B Common Stock (1)	23,094,221	23,094,221	23,119,246
Common stock options granted under the Plan	2,531,143	1,767,503	1,960,732
Restricted stock units	11,667	23,333	35,000
Common stock options granted under the Letter Agreement	6,250,000	4,619,566	2,283,105
Common stock warrants	2,014,503	1,248,041	388,853
Total	33,901,534	30,752,664	27,786,936

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 18: Quarterly Financial Data (Unaudited)

The following interim financial information presents our 2019 and 2018 results of operations on a quarterly basis (in thousands, except per share amounts):

	2019
	March 31	June 30	September 30	December 31
Revenues	$921	$1,828	$8	$7
Operating loss	(4,287)	(4,792)	(5,425)	(6,388)
Net loss before noncontrolling interest	(3,982)	(5,114)	(5,960)	(6,882)
Net loss attributable to vTv Therapeutics Inc.	(2,155)	(2,882)	(3,608)	(4,399)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(5,883)	(2,882)	(4,115)	(5,033)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.26)	$(0.10)	$(0.13)	$(0.13)

	2018
	March 31	June 30	September 30	December 31
Revenues	$2,064	$2,473	$3,375	$4,522
Operating loss	(9,134)	(8,858)	(1,481)	(351)
Net loss before noncontrolling interest	(9,960)	(9,596)	(1,961)	(2,328)
Net loss attributable to vTv Therapeutics Inc.	(2,952)	(3,072)	(796)	(1,091)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(2,952)	(3,072)	(796)	(1,830)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.30)	$(0.31)	$(0.06)	$(0.10)

Note 19: Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2019, 2018 and 2017 (in thousands):

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,601	$—	$—	$2,601
Total	$2,601	$—	$—	$2,601

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,436	$—	$—	$2,436
Total	$2,436	$—	$—	$2,436
(1)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2019, 2018 and 2017
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2019
Warrant liability, related party	$2,436	$(827)	$992	$—	$2,601
Total	$2,436	$(827)	$992	$—	$2,601

2018
Warrant liability, related party	492	638	1,306	—	2,436
Total	$492	$638	$1,306	$—	$2,436

2017
Warrant liability	$167	$—	$—	$(167)	$—
Warrant liability, related party	—	190	302	—	492
Total	$167	$190	$302	$(167)	$492

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2019, 2018 and 2017.  Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other income (expense), related party in the Consolidated Statements of Operations

The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2019	December 31, 2018
Expected volatility	110.76% - 123.83%	108.53% - 115.04%
Risk-free interest rate	1.69% - 1.83%	2.59% - 2.69%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants. For the Company’s warrants, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 20: Subsequent Events

Subsequent to December 31, 2019, the Company exercised its right to cause MacAndrews & Forbes Group LLC to purchase an additional 2,500,000 shares of its Class A Common Stock at a per share price of $1.60 pursuant to the terms of the December 2019 Letter Agreement for $4.0 million in cash.