Form 10-Q
period 2020-03-31
vTv Therapeutics Inc.
filed 2020-05-07
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 7, 2020
Class A common stock, par value $0.01 per share	44,680,189
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$406	$1,777
Restricted cash and cash equivalents	2,500	—
Accounts receivable, net	5	5
Prepaid expenses and other current assets	591	806
Current deposits	—	250
Total current assets	3,502	2,838
Restricted cash and cash equivalents, long-term	—	2,500
Property and equipment, net	434	461
Operating lease right-of-use assets	529	543
Long-term investments	2,480	2,480
Long-term deposits	444	444
Total assets	$7,389	$9,266
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,395	$7,068
Current portion of operating lease liabilities	136	110
Current portion of contract liabilities	31	31
Current portion of notes payable	4,408	6,172
Total current liabilities	11,970	13,381
Contract liabilities, net of current portion	1,025	1,033
Operating lease liabilities, net of current portion	795	831
Warrant liability, related party	2,964	2,601
Other liabilities	260	260
Total liabilities	17,014	18,106
Commitments and contingencies
Redeemable noncontrolling interest	52,196	40,183
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 44,680,189 and 40,918,522 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	447	409
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of March 31, 2020 and December 31, 2019	232	232
Additional paid-in capital	190,200	183,858
Accumulated deficit	(252,700)	(233,522)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(61,821)	(49,023)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$7,389	$9,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$8	$921
Operating expenses:
Research and development	4,204	2,822
General and administrative	2,450	2,386
Total operating expenses	6,654	5,208
Operating loss	(6,646)	(4,287)
Other income	—	—
Other (expense) income – related party	(363)	921
Interest income	12	10
Interest expense	(168)	(626)
Loss before income taxes and noncontrolling interest	(7,165)	(3,982)
Income tax provision	—	—
Net loss before noncontrolling interest	(7,165)	(3,982)
Less: net loss attributable to noncontrolling interest	(2,441)	(1,827)
Net loss attributable to vTv Therapeutics Inc.	$(4,724)	$(2,155)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,724)	$(5,883)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.11)	$(0.26)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	43,462,551	22,862,907

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(2,441)	—	—	—	—	—	(4,724)	(4,724)
Share-based compensation	—	—	—	—	—	380	—	380
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	3,750,000	38	—	—	5,962	—	6,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	14,454	—	—	—	—	—	(14,454)	(14,454)
Balances at March 31, 2020	$52,196	44,680,189	$447	23,094,221	$232	$190,200	$(252,700)	$(61,821)

For the three months ended March 31, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(1,827)	—	—	—	—	—	(2,155)	(2,155)
Share-based compensation	—	—	—	—	—	281	—	281
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	3,260,868	33	—	—	5,967	—	6,000
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(15,549)	—	—	—	—	—	15,549	15,549
Balances at March 31, 2019	$45,106	27,255,963	$273	23,094,221	$232	$162,249	$(220,489)	$(57,735)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss before noncontrolling interest	$(7,165)	$(3,982)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	27	8
Share-based compensation expense	380	281
Change in fair value of warrants, related party	363	(921)
Amortization of debt discount	47	185
Changes in assets and liabilities:
Prepaid expenses and other assets	465	1,337
Accounts payable and accrued expenses	331	(1,445)
Contract liabilities	(8)	(913)
Net cash used in operating activities	(5,560)	(5,450)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	6,000	6,000
Proceeds from issuance of Class A Common Stock, net of offering costs	—	5,443
Repayment of notes payable	(1,811)	(2,717)
Net cash provided by financing activities	4,189	8,726
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,371)	3,276
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	4,277	4,183
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,906	$7,459

Non-cash activities:
Change in redemption value of noncontrolling interest	$14,454	$(15,549)

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2020, various holders own non-voting interests in vTv LLC, representing a 34.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 65.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements, dated as of December 5, 2017, July 30, 2018, December 11, 2018, March 18, 2019, September 26, 2019 and December 23, 2019 with MacAndrews and Forbes Group LLC (the “Letter Agreements”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through March 31, 2020, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of March 31, 2020, the Company had an accumulated deficit of $252.7 million and has generated net losses in each year of its existence.

As of March 31, 2020, the Company’s liquidity sources included cash and cash equivalents of $0.4 million and $4.0 million of remaining funds available under the Letter Agreements.  In connection with the amendment to the Company’s Loan Agreement on April 1, 2020, the Company is no longer required to maintain a minimum cash balance until July 1, 2020 and is required to make payments of interest only during this time.  This will provide additional funding to the Company on a short-term basis.  See Note 14 for further details.  Based on the Company’s current operating plan, management believes that its current cash and cash equivalents and the remaining funds available under the Letter Agreements will allow the Company to meet its liquidity requirements into June 2020, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

The full extent to which the COVID-19 outbreak / pandemic will directly or indirectly impact our business, results of operations and financial condition, including licensing revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international suppliers and markets.

Note 2:	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2020, Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2020 and 2019 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. The December 31, 2019 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Two customers represented 100% of the revenue earned during the three months ended March 31, 2019.  Revenue for the three months ended March 31, 2020 was insignificant.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019 was $2.5 million at each date.  These amounts relate to the minimum balance that the Company must maintain in a deposit account that is pledged to secure the Loan Agreement and is subject to an account control agreement pursuant to the Loan Agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$406	$1,777
Restricted cash and cash equivalents	2,500	—
Restricted cash and cash equivalents, long-term	—	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$2,906	$4,277

Investments

In connection with the license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.  The Company owns less than 20% of the voting equity of Reneo and does not have the ability to exercise significant influence over Reneo.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments were made to the value of the Company’s investment in Reneo for the three months ended March 31, 2020 and 2019 either due to impairment or based on observable price changes.

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

Research and Development

Major components of research and development costs include cash and share-based compensation, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, regulatory and compliance costs, fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf, facilities costs, and overhead costs. Research and development costs are expensed as incurred.

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

Recently Issued Accounting Pronouncements

There have been no recently accounting pronouncements which are expected to have a material impact on the Company’s financial statements.

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

The revenue related to this performance obligation has been fully recognized as of March 31, 2020. No revenue related to this performance obligation was recognized for the three months ended March 31, 2020.  For the three months ended March 31, 2019, the Company recognized revenue related to this performance obligation of $0.9 million.  There have been no adjustments to the transaction price for this performance obligation during the three months ended March 31, 2020 and 2019.

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

Under the Huadong License Agreement, the Company is also responsible for conducting a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require it to do so.  If conducted, the Phase 2 MRCT will include sites in both the United States and Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes.  The Phase 2 MRCT will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  The Company will also be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also

determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of March 31, 2020.  No revenue related to this combined performance obligation was recognized during the three months ended March 31, 2020 and 2019.

The portion of the transaction price allocated to the obligation to sponsor and conduct a portion of the Phase 2 MRCT was $1.0 million and remained deferred as of March 31, 2020.  Revenue for this performance obligation will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial. Since the Company has not yet begun the Phase 2 MRCT trial, no revenue for this performance obligation has yet been recognized.  The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of March 31, 2020 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2020 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the three months ended March 31, 2020 and 2019.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended March 31, 2020 and 2019.

Newsoara License Agreement

The Company is party to a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”) under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China, Hong Kong, Macau, Taiwan and other pacific rim countries (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of March 31, 2020.  No revenue related to this performance obligation was recognized during the three months ended March 31, 2020 and 2019.

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

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of March 31, 2020, the Company had received funding under this agreement of $2.7 million.  Research and development costs have been offset by a total of $2.7 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Current portion of contract liabilities	$31	$31
Contract liabilities, net of current portion	1,025	1,033
Total contract liabilities	$1,056	$1,064

The change in the Company’s contract liabilities for the three months ended March 31, 2020 of an immaterial amount was due to the recognition of amounts included in the contract liability at the beginning of the period.

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2020, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.2 million, which is expected to be recognized over a weighted average period of 1.8 years. There were no stock option awards granted during the three months ended March 31, 2020.  The weighted average grant date fair value of option grants during the three months ended March 31, 2019 was $1.97 per option. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2020 was a de minimis amount.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

For the Three Months Ended March 31,
2019
Expected volatility	115.29% - 115.88%
Expected life of option, in years	6.0
Risk-free interest rate	2.47% - 2.64%
Expected dividend yield	0.00%

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2019	2,531,143	$6.19
Granted	—	—
Forfeited	—	—
Awards outstanding at March 31, 2020	2,531,143	$6.19
Options exercisable at March 31, 2020	1,821,596	$7.70
Weighted average remaining contractual term	6.7 Years
Options vested and expected to vest at March 31, 2020	2,461,037	$6.31
Weighted average remaining contractual term	7.2 Years

The following table summarizes the activity related to the RSU awards for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2019	11,667	$5.81
Vested	(11,667)	5.81
Awards outstanding at March 31, 2020	—	$—
RSUs expected to vest at March 31, 2020	—	$—

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$133	$65
General and administrative	247	216
Total share-based compensation expense	$380	$281

Note 5:	Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Notes payable under the Loan Agreement	$3,229	$4,896
Short-term financing	—	144
Accreted final payment	1,179	1,132
Total notes payable	4,408	6,172
Less: Current portion	(4,408)	(6,172)
Total notes payable, net of current portion	$—	$—

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.  On April 1, 2020, the Company entered into an amendment to the Loan Agreement which extended the maturity dates of the loans and adjusted the minimum cash balance requirements (the “April Amendment”).  The details of the April Amendment have been incorporated into these disclosures and are more fully described below and in Note 14.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche originally required only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the April Amendment, the maturity date of the first tranche was extended to August 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million originally due on May 1, 2020 was extended to August 1, 2020 as part of the April Amendment, or such earlier date specified in the Loan Agreement. The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the April Amendment, the maturity date of the second tranche was extended to January 1, 2021.  In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement.  In connection with the April Amendment, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement, and the total amount of the payment was increased to $0.6 million.  For each of the first and second tranches, the April Amendment requires only monthly interest payments on the outstanding principal balance for the amounts due on April 1, 2020, May 1, 2020 and June 1, 2020.  Beginning with the amounts due on July 1, 2020, the Company will resume payment of the principal portion of these loans in accordance with the original amounts due.

If the Company repays all or a portion of the loan prior to the applicable maturity dates, as amended, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 2.0%.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance.  As of March 31, 2020, the Company was required to maintain a cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  In connection with the April Amendment, this requirement was temporarily eliminated for the period beginning April 1, 2020 and ending June 30, 2020.  Beginning July 1, 2020, until the repayment of the full amounts due under the Loan Agreement, the Company must maintain a minimum cash balance equal to the lesser of (i) $1.0 million or (ii) the then-current aggregate outstanding principal balance of the loans.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

The costs incurred in connection with the Loan Agreement, along with the allocated fair value of the Warrants issued of $0.9 million were treated as a debt discount and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The final payments for the first and second loan tranches are accrued as additional interest expense, using the effective interest method, over the term of the relevant tranche.

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is obligated to act as the sponsor of the Phase 2 MRCT should Huadong require it to do so.  If conducted, the Phase 2 MRCT will include sites in both US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT. The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

Note 7:	Leases

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

At each of March 31, 2020 and December 31, 2019, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At March 31, 2020 and December 31, 2019, the weighted average remaining lease terms for the operating leases held by the Company were 4.8 years and 5.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of March 31, 2020 were as follows (in thousands):

2020 (remaining nine months)	$187
2021	255
2022	261
2023	268
2024	275
Thereafter	23
Total lease payments	1,269
Less: imputed interest	(338)
Present value of lease liabilities	$931

Operating lease cost and the related operating cash flows for the three months ended March 31, 2020 and 2019 were immaterial amounts.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 34.1% noncontrolling interest in vTv LLC outstanding as of March 31, 2020 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2020 and December 31, 2019, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $52.2 million and $40.2 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,724)	$(5,883)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(2,423)	(7,429)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(7,147)	$(13,312)

Note 9:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of March 31, 2020, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 34,106,212 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 84.4% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	340,534	—	400,990	365,472
Exercise price of related warrants	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of March 31, 2020	5,434,783	5,454,546	6,849,316	3,750,000
Remaining shares to be issued as of March 31, 2020	—	—	—	2,500,000

The March 18, 2019 Letter Agreement resulted in a deemed distribution to MacAndrews of $3.7 million.  This deemed distribution was the result of the fair value of the financial instruments issued to MacAndrews exceeding the fair value of the financial instrument received by the Company.  This deemed distribution has been reflected as an increase to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of March 31, 2020, MacAndrews had not exchanged any shares under the provisions of this agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2020.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended March 31, 2020 and 2019.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at March 31, 2020 is due to the valuation allowance against the Company’s expected net operating losses.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 outbreak / pandemic.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years in order to generate a refund of previously paid income taxes.  The Company is currently evaluating the impact of the CARES Act but does not expect it to have a material impact on its financial statements as the Company has historically generated federal net operating losses and maintains a full valuation allowance against its deferred tax assets.

As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2020.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(7,165)	$(3,982)
Less: Net loss attributable to noncontrolling interests	(2,441)	(1,827)
Net loss attributable to vTv Therapeutics Inc.	(4,724)	(2,155)
Less: Deemed distribution to related party (Note 9)	—	(3,728)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,724)	(5,883)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	43,462,551	22,862,907
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.11)	$(0.26)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2020	March 31, 2019
Class B Common Stock (1)	23,094,221	23,094,221
Common stock options granted under the Plan	2,531,143	2,665,860
Restricted stock units	—	11,667
Common stock options granted under Letter Agreements	2,500,000	6,813,244
Common stock warrants	2,014,503	1,248,041
Total	30,139,867	33,833,033

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

During the three months ended March 31, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan.  No such amounts were paid nor was any expense recognized related to restructuring activities during the three months ended March 31, 2020.

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

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three months ended March 31, 2020, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,964	$—	$—	$2,964
Total	$2,964	$—	$—	$2,964

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,601	$—	$—	$2,601
Total	$2,601	$—	$—	$2,601

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2020
Warrant liability, related party	$2,601	$363	$—	$—	$2,964
Total	$2,601	$363	$—	$—	$2,964

2019
Warrant liability, related party	$2,436	$(921)	$—	$—	$1,515
Total	$2,436	$(921)	$—	$—	$1,515

During the three months ended March 31, 2020 and 2019, the Company recognized a loss of $0.4 million and a gain of $0.9 million, respectively related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2020 and [December 31, 2019] were:

	March 31, 2020	December 31, 2019
Expected volatility	115.04% - 130.17%	110.76% - 123.83%
Risk-free interest rate	0.36% - 0.53%	1.69% - 1.83%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants.  Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 14:	Subsequent Events

On April 1, 2020, the Company entered into the April Amendment of the Loan Agreement.  The April Amendment provides for a three-month extension in the maturity date of both of the first and second tranches to August 1, 2020 and January 1, 2021, respectively.  Further, the Second Amendment requires only monthly interest payments on the outstanding principal balance for the amounts due on April 1, 2020, May 1, 2020 and June 1, 2020.  Beginning with the amounts due on July 1, 2020, the Company will resume payment of the principal portion of these loans in accordance with the original amounts due.

The April Amendment also temporarily eliminates the requirement for the Company to maintain a minimum cash balance for the period beginning April 1, 2020 and ending June 30, 2020.  Beginning July 1, 2020, until the repayment of the full amounts due under the Loan Agreement, the Company must maintain a minimum cash balance equal to the lesser of (i) $1.0 million or (ii) the then-current aggregate outstanding principal balance of the loans.

As consideration for these amendments, the final payment for the second tranche, due upon maturity, has been increased by approximately $0.2 million.

On April 24, 2020, the Company entered into a Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of the Company’s Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $13.0 million (the “ATM Offering”).  The Company is not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, the Company will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of metabolic diseases and their long-term complications. Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for Alzheimer’s disease (“AD”) (azeliragon). We have recently completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes. In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo.

Our second clinical drug candidate in Phase 2 development is azeliragon (TTP488), an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”). We are currently enrolling patients in a Phase 2 study to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes (the “Elevage Study”).  However, the ongoing effects of the Coronavirus (“COVID-19”) pandemic/outbreak may impact the conduct and timing of the Elevage Study as some of the clinical trial sites at which the Elevage Study is taking place have reduced, delayed or suspended activities as precautionary measures, as more further described in the “Impact of COVID-19” section below.  Nonetheless, we expect to report some topline results from the Phase 2 portion of the Elevage Study in the first half of 2021 and are considering various strategies to maintain this timeline despite the effects of COVID-19.

We are also planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, an orally administered non-peptidic agonist that targets the glucagon-like peptide 1 receptor (“GLP-1r”), in patients with cystic fibrosis related diabetes.  Finally, we are advancing the non-clinical development of our Nrf2/Bach1 modulators (HPP971 and HPP3033) as a potential treatment of NASH.

In addition to our internal development programs, we are furthering the clinical development of three other programs, a small molecule GLP-1r agonist, a PDE4 inhibitor, and a PPAR-delta agonist, through partnerships with pharmaceutical partners via licensing arrangements.

Impact of COVID-19

We have been actively monitoring the COVID-19 situation and its impact on our business, employees, patients, partners, suppliers and vendors.  Our financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19.  While we are continuing the on-going Elevage Study that is underway at sites in the United States and Canada, we expect that COVID-19 precautions may directly and indirectly impact the timeline for this clinical trial, as it has for many other clinical trials.  In particular, the reduced, delayed or suspended activities of the clinical trial sites participating in the Elevage Study as precautionary measures in response to COVID-19 may delay screening and enrollment of potential subjects into the study which in turn would have an impact on the timing of completion and announcement of study results.  In response, we have worked closely with our IRB and clinical trial sites to implement appropriate responses in light of the remote working arrangements and travel restrictions imposed by various governments. Separately, vTv has made adjustments that allow us to maintain our business operations during the quarter despite current circumstances.  Given the scope of the pandemic, we cannot predict the impact of the progression of the COVID-19 outbreak on future clinical trial and financial results due to a variety of factors, including the continued good health of our employees, the ability of our third party suppliers, vendors, manufacturers and partners to continue to operate and provide services, the ability of our clinical trial sites to continue or resume operations, any further government and/or public actions taken in response to the pandemic and the ultimate duration of the COVID-19 outbreak/pandemic.

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program –TTP399

In light of the positive results of our Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399 in adult patients with type 1 diabetes, we requested a Type C meeting with the FDA to discuss the trial design and other requirements for the next stage of development for TTP399.  The FDA accepted the Company’s request for a meeting, which will be conducted in the form of written responses.

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

From our inception, including our predecessor companies, through March 31, 2020, we have incurred approximately $584.2 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Direct research and development expense:
Azeliragon	$2,401	$703
TTP399	400	600
Other projects	70	191
Indirect research and development expense	1,333	1,328
Total research and development expense	$4,204	$2,822

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2020	2019	Change
Revenue	$8	$921	$(913)
Operating expenses:
Research and development	4,204	2,822	1,382
General and administrative	2,450	2,386	64
Total operating expenses	6,654	5,208	1,446
Operating loss	(6,646)	(4,287)	(2,359)
Interest income	12	10	2
Interest expense	(168)	(626)	458
Other (expense) income, net	(363)	921	(1,284)
Loss before income taxes	(7,165)	(3,982)	(3,183)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(7,165)	(3,982)	(3,183)
Less: net loss attributable to noncontrolling interest	(2,441)	(1,827)	(614)
Net loss attributable to vTv Therapeutics Inc.	$(4,724)	$(2,155)	$(2,569)

Revenue

Revenue was insignificant for the three months ended March 31, 2020 and $0.9 million for the three months ended March 31, 2019.  During each of these periods, our revenue was related to the recognition of amounts realized from license performance obligations.  For the three months ended March 31, 2019, the revenue recognized related to the amortization of amounts deferred at the initiation of our license agreement with Reneo Pharmaceuticals, Inc which were related to the transfer of technology performance obligations.

Research and Development Expenses

Research and development expenses were $4.2 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in research and development expenses during the period of $1.4 million, or 49.0%, was primarily due to an increase in clinical trial costs of $1.7 million for azeliragon which was mainly driven by the increased cost for the Elevage study as we have continued to enroll patients in this study since its initiation in the second quarter of 2019.

General and Administrative Expenses

General and administrative expenses were consistent between the three-month periods at $2.5 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense

Interest expense was $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease in interest expense was driven by lower principal balances outstanding in the 2020 period based on the scheduled monthly principal payments under the Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2020, we have an accumulated deficit of $252.7 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of March 31, 2020, our liquidity sources included cash and cash equivalents of $0.4 million and $4.0 million of remaining funds available under the letter agreement entered into with MacAndrews and Forbes Group LLC (“MacAndrews”) in December 2019.  Note however, that we entered into a Second Amendment to the Loan Agreement on April 1, 2020 which temporarily eliminated the minimum cash balance requirement until July 1, 2020 thereby enabling the use of an additional $2.5 million of funds in the short-term.  See the “Debt Transaction” section below for further details of the effect of this amendment.  Further, on April 24, 2020, we entered into a Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock having an aggregate value of up to $13.0 million (the “ATM Offering”).  See the “ATM Offering” section below for further details.  Based on our current operating plan, we believe that our current cash and cash equivalents, remaining funds available under the Letter Agreements, and availability under the ATM Offering, if utilized, will allow us to meet our liquidity requirements into September 2020.  Consequentially, there is substantial doubt about our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.

We are currently enrolling patients in the Elevage Study and are planning additional trial(s) of TTP399 in patients with type 1 diabetes.  In order to complete these trials and continue the Company’s operations, we will require additional financing. We are evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

ATM Offering

On April 24, 2020, we entered into the Sales Agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of the Company’s Class A common stock having an aggregate offering price of up to $13.0 million.  The Company is not obligated to sell any shares under the Sales Agreement.  Under the terms of the Sales Agreement, the Company will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	340,534	—	400,990	365,472
Exercise price of related warrants	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of March 31, 2020	5,434,783	5,454,546	6,849,316	3,750,000
Remaining shares to be issued as of March 31, 2020	—	—	—	2,500,000

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which we have borrowed $20.0 million.  This agreement was amended on April 1, 2020 to extend the maturity dates of the loans and adjusted the minimum cash balance requirements (the “April Amendment”). Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  As of May 7, 2020, $3.2 million aggregate principal balance remains outstanding under the Loan Agreement.  Additionally, each tranche includes a final interest payment due at its maturity which are further detailed below.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  The first tranche originally required only monthly interest payments until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the April Amendment, the maturity date of the first tranche was extended to August 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on August 1, 2020, or such earlier date specified in the Loan Agreement, as amended.  We borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the April Amendment, the maturity date of the second tranche was extended to January 1, 2021. In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement. In connection with the April Amendment, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement, and the total amount of the payment was increased to $0.6 million.  For each of the first and second tranches, the April Amendment requires only monthly interest payments on the outstanding principal balance for the amounts due on April 1, 2020, May 1, 2020 and June 1, 2020.  Beginning with the amounts due on July 1, 2020, the Company will resume payment of the principal portion of these loans in accordance with the original amounts due

If we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance equal to 2.0%.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance.  As of March 31, 2020, the Company was required to maintain a cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  In connection with the April

Amendment, this requirement was temporarily eliminated for the period beginning April 1, 2020 and ending June 30, 2020.  Beginning July 1, 2020, until the repayment of the full amounts due under the Loan Agreement, the Company must maintain a minimum cash balance equal to the lesser of (i) $1.0 million or (ii) the then-current aggregate outstanding principal balance of the loans.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As a result of the termination of the STEADFAST Study, we granted the Lenders a first priority security interest in all of our intellectual property, subject to certain limited exceptions.

Cash Flows

	Three Months Ended
	March 31,
	2020	2019
(dollars in thousands)
Net cash used in operating activities	$(5,560)	$(5,450)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	4,189	8,726
Net (decrease) increase in cash and cash equivalents	$(1,371)	$3,276

Operating Activities

For the three months ended March 31, 2020, our net cash used in operating activities increased $0.1 million from the three months ended March 31, 2019 as increased losses in the 2020 period were offset by working capital changes.

Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2020 and 2019.

 Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities decreased by $4.5 million from the three months ended March 31, 2019, driven by decreases in funding from equity issuances given the registered direct offering that occurred in the first quarter of 2019.  Further, repayments under the Loan Agreement decreased as fewer principal payments were made in the 2020 period due to the impact of April Amendment to the Loan Agreement.

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

Based on our current operating plan, we believe that our current cash and cash equivalents, the remaining funding committed under the Letter Agreements and the amounts available under our ATM Offering, if fully utilized, will allow us to meet our liquidity requirements into September 2020.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

•	our need and ability to hire additional management and scientific and medical personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future;
•	the amount of any payments we are required to make to M&F TTP Holdings Two LLC in the future under the Tax Receivable Agreement; and
•	the impact and duration of the COVID-19 outbreak / pandemic.

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the Letter Agreements. We may however, be able to utilize our ATM Offering to provide an additional $13.0 million of funds upon the sale of our Class A common stock.  In addition, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the Letter Agreements with MacAndrews and Forbes Group LLC which, as of March 31, 2020, provide us the right to sell to MacAndrews an additional 2,500,000 shares of our Class A Common Stock at a price of $1.60 per share.  Further, MacAndrews has the right (exercisable up to three times) to require us to sell to it an equal number of shares of Class A Common Stock at the same price.  As of March 31, 2020, we had received funding of $55.0 million under the Letter Agreements and, in exchange, had issued a total of 31,290,546 shares of our Class A Common Stock.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates in 2020.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “outlook”, “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q.  Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Interest Rate Risk

Our Loan Agreement bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  A one percent increase in the variable rate of interest on the Loan Agreement would increase interest expense by an insignificant amount on an annual basis based on the amounts currently outstanding. We do not currently hedge our interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. The Company maintains a corporate investor relations website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the risk factors listed below and the other information in this report, investors should carefully consider the risk factors set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2019.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets.  Due to the spread of COVID-19, many countries around the world and jurisdictions in the United States have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.  Further, “non-essential” businesses have been required to close operations or shift to a remote working environment.

Due to the various restrictions put into effect by governments around the world, including the United States and Canada, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Quarantines, stay-at-home orders and other limitations can disrupt our research and administrative functions, regardless of whether we are actually forced to close our own facilities. Similar disruptions may also affect other organizations and persons that we collaborate with or whose services we are dependent on. The need for our employees and business partners to work remotely also creates greater potential for risks related to cybersecurity, confidentiality and data privacy.

With respect to the COVID-19 outbreak specifically, such outbreak could also potentially affect the operations of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials.  Further, it may also slow potential enrollment of our ongoing clinical trials. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, the extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.  As a result, there can be no assurance as to the manner and extent to which the COVID-19 outbreak (or other large-scale disruption) could impact our operations, results and financial condition.

The recent outbreak of COVID-19 may materially and adversely affect our clinical trials, the operations of our licensees and our financial results.

The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States and Canada, including our ability to recruit and retain patients in our ongoing Elevage trial.  COVID-19 may also affect the employees and operations of third-party contract research organizations located in affected geographies that we rely upon to carry out such enrollments and trials.  Further, it may delay the initiation of any additional clinical trials we are planning for which we require additional approval or are seeking guidance from the FDA or other regulatory agencies.  The negative impacts of COVID-19 in these instances may result in delays to our operational plans, increases in our operating expenses, and may have a material adverse effect on our financial results.

Additionally, COVID-19 may hinder the ability of our license partners to continue the development of our licensed product candidates.  This may result in the delay or the inability of the partners to execute on their development plans which, in turn, may cause delays in or the inability to achieve the clinical, regulatory and sales milestones which trigger payments to us under the terms of our license agreements.  This may have a material adverse effect on our financial results and operations as the related milestone payments may not be received at the expected time, if at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended March 31, 2020 that have not previously been included in a Current Report on Form 8-K.

Our ability to pay dividends is restricted by our Loan Agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Second Amendment of Venture Loan and Security Agreement and Consent, dated as of April 1, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank.

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

Date: May 7, 2020

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer