Form 10-Q
period 2020-06-30
vTv Therapeutics Inc.
filed 2020-08-03
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of August 3, 2020
Class A common stock, par value $0.01 per share	47,958,983
Class B common stock, par value $0.01 per share	23,094,221

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	37

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,392	$1,777
Accounts receivable, net	—	5
Prepaid expenses and other current assets	299	806
Current deposits	87	250
Total current assets	6,778	2,838
Restricted cash and cash equivalents, long-term	—	2,500
Property and equipment, net	412	461
Operating lease right-of-use assets	514	543
Long-term investments	2,480	2,480
Long-term deposits	444	444
Total assets	$10,628	$9,266
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,697	$7,068
Current portion of operating lease liabilities	143	110
Current portion of contract liabilities	31	31
Current portion of notes payable	4,543	6,172
Total current liabilities	11,414	13,381
Contract liabilities, net of current portion	1,025	1,033
Operating lease liabilities, net of current portion	756	831
Warrant liability, related party	3,529	2,601
Other liabilities	54	260
Total liabilities	16,778	18,106
Commitments and contingencies
Redeemable noncontrolling interest	63,378	40,183
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 47,943,495 and 40,918,522 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	479	409
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of June 30, 2020 and December 31, 2019	232	232
Additional paid-in capital	198,634	183,858
Accumulated deficit	(268,873)	(233,522)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(69,528)	(49,023)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$10,628	$9,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$1,828	$8	$2,749
Operating expenses:
Research and development	2,509	4,228	6,713	7,050
General and administrative	1,695	2,392	4,145	4,778
Total operating expenses	4,204	6,620	10,858	11,828
Operating loss	(4,204)	(4,792)	(10,850)	(9,079)
Other income	—	1	—	1
Other (expense) income – related party	(565)	275	(928)	1,196
Interest income	—	16	12	26
Interest expense	(222)	(514)	(390)	(1,140)
Loss before income taxes and noncontrolling interest	(4,991)	(5,014)	(12,156)	(8,996)
Income tax provision	—	100	—	100
Net loss before noncontrolling interest	(4,991)	(5,114)	(12,156)	(9,096)
Less: net loss attributable to noncontrolling interest	(1,623)	(2,232)	(4,064)	(4,059)
Net loss attributable to vTv Therapeutics Inc.	$(3,368)	$(2,882)	$(8,092)	$(5,037)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(3,368)	$(2,882)	$(8,092)	$(8,765)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.07)	$(0.10)	$(0.18)	$(0.34)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	45,661,221	28,037,628	44,561,886	25,464,562

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended June 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2020	$52,196	44,680,189	$447	23,094,221	$232	$190,200	$(252,700)	$(61,821)
Net loss	(1,623)	—	—	—	—	—	(3,368)	(3,368)
Share-based compensation	—	—	—	—	—	186	—	186
Issuance of Class A Common Stock under ATM offering	—	2,638,306	26	—	—	7,254	—	7,280
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	625,000	6	—	—	994	—	1,000
Change in redemption value of noncontrolling interest	12,805	—	—	—	—	—	(12,805)	(12,805)
Balances at June 30, 2020	$63,378	47,943,495	$479	23,094,221	$232	$198,634	$(268,873)	$(69,528)

For the three months ended June 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2019	$45,106	27,255,963	$273	23,094,221	$232	$162,249	$(220,489)	$(57,735)
Net loss	(2,232)	—	—	—	—	—	(2,882)	(2,882)
Share-based compensation	—	—	—	—	—	401	—	401
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	2,570,819	25	—	—	4,475	—	4,500
Change in redemption value of noncontrolling interest	(5,814)	—	—	—	—	—	5,814	5,814
Balances at June 30, 2019	$37,060	29,826,782	$298	23,094,221	$232	$167,125	$(217,557)	$(49,902)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the six months ended June 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(4,064)	—	—	—	—	—	(8,092)	(8,092)
Share-based compensation	—	—	—	—	—	566	—	566
Issuance of Class A Common Stock under ATM offering	—	2,638,306	26	—	—	7,254	—	7,280
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	4,375,000	44	—	—	6,956	—	7,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	27,259	—	—	—	—	—	(27,259)	(27,259)
Balances at June 30, 2020	$63,378	47,943,495	$479	23,094,221	$232	$198,634	$(268,873)	$(69,528)

For the six months ended June 30, 2019
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(4,059)	—	—	—	—	—	(5,037)	(5,037)
Share-based compensation	—	—	—	—	—	682	—	682
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	5,831,687	58	—	—	10,442	—	10,500
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(21,363)	—	—	—	—	—	21,363	21,363
Balances at June 30, 2019	$37,060	29,826,782	$298	23,094,221	$232	$167,125	$(217,557)	$(49,902)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss before noncontrolling interest	$(12,156)	$(9,096)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	49	16
Share-based compensation expense	566	682
Change in fair value of warrants, related party	928	(1,196)
Amortization of debt discount	182	335
Changes in assets and liabilities:
Accounts receivable	5	(1,822)
Prepaid expenses and other assets	670	1,278
Long-term deposits	—	(39)
Accounts payable and accrued expenses	(384)	635
Contract liabilities	(8)	(1,740)
Other liabilities	(206)	—
Net cash used in operating activities	(10,354)	(10,947)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	7,000	10,500
Proceeds from issuance of Class A Common Stock, net of offering costs	7,280	5,443
Repayment of notes payable	(1,811)	(5,217)
Net cash provided by financing activities	12,469	10,726
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,115	(221)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	4,277	4,183
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$6,392	$3,962

Non-cash activities:
Change in redemption value of noncontrolling interest	$27,259	$(21,363)

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

Principles of Consolidation

vTv Therapeutics Inc. is a holding company and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary, which is a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection.

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2020, various holders own non-voting interests in vTv LLC, representing a 32.5% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 67.5% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 10). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements, dated as of December 5, 2017, July 30, 2018, December 11, 2018, March 18, 2019, September 26, 2019 and December 23, 2019 with MacAndrews and Forbes Group LLC (the “Letter Agreements”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC outside of its obligations pertaining to the Loan Agreement as a co-borrower. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. except as allowed under the provisions of the Loan Agreement. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through June 30, 2020, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of June 30, 2020, the Company had an accumulated deficit of $268.9 million and has generated net losses in each year of its existence.

As of June 30, 2020, the Company’s liquidity sources included cash and cash equivalents of $6.4 million and $3.0 million of remaining funds available under the Letter Agreements.  Further, we have remaining availability of $5.4 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”).  See Note 9 for further details.  On July 29, 2020, the Company amended the Loan Agreement (the “Third Amendment”) to further modify the payment terms and to remove the minimum cash requirements under this agreement.  See Note 5 for further details.  Based on the Company’s current operating plan, management believes that its current cash and cash equivalents, the remaining funds available under the Letter Agreements and the ATM Offering, if fully utilized will allow the Company to meet its liquidity requirements through September 2020, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known.

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

The full extent to which the COVID-19 outbreak / pandemic will directly or indirectly impact our business, results of operations and financial condition, including licensing revenues, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international suppliers and markets.

Note 2:	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2020, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The December 31, 2019 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Three customers represented 100% of the revenue earned during the three and six months ended June 30, 2019.  Revenue for the three and six months ended June 30, 2020 was insignificant.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents as of December 31, 2019 was $2.5 million.  This amount relates to the minimum balance that the Company was required to maintain in a deposit account that was pledged to secure the Loan Agreement and was subject to an account control agreement pursuant to the Loan Agreement. There was no restricted cash and cash equivalents as of June 30, 2020, as the Loan Agreement was amended to remove the minimum cash balance requirements (See Note 5 for further details).

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$6,392	$1,777
Restricted cash and cash equivalents	—	—
Restricted cash and cash equivalents, long-term	—	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$6,392	$4,277

Investments

In connection with the license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), the Company received common stock representing a minority equity interest in Reneo that is classified as a long-term investment in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.  The Company owns less than 20% of the voting equity of Reneo and does not have the ability to exercise significant influence over Reneo.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

No adjustments were made to the value of the Company’s investment in Reneo for the three and six months ended June 30, 2020 and 2019 either due to impairment or based on observable price changes.

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

The revenue related to this performance obligation has been fully recognized as of June 30, 2020. No revenue related to this performance obligation was recognized for the three and six months ended June 30, 2020.  For the three and six months ended June 30, 2019, the Company recognized revenue related to this performance obligation of $0.8 million and $1.7 million, respectively.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of June 30, 2020.  No revenue related to this combined performance obligation was recognized during the three and six months ended June 30, 2020 and 2019.

The portion of the transaction price allocated to the obligation to sponsor and conduct a portion of the Phase 2 MRCT was $1.0 million and remained deferred as of June 30, 2020.  Revenue for this performance obligation will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial. Since the Company has not yet begun the Phase 2 MRCT trial, no revenue for this performance obligation has yet been recognized.  The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of June 30, 2020 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of June 30, 2020 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the six months ended June 30, 2020.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three and six months ended June 30, 2020.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of June 30, 2020.  No revenue related to this performance obligation was recognized during the three and six months ended June 30, 2020. During the six months ended June 30, 2019, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the six months ended June 30, 2019, as the related performance obligation was fully satisfied.

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

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of June 30, 2020, the Company had received funding under this agreement of $3.0 million.  Research and development costs have been offset by a total of $3.0 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Current portion of contract liabilities	$31	$31
Contract liabilities, net of current portion	1,025	1,033
Total contract liabilities	$1,056	$1,064

The change in the Company’s contract liabilities for the six months ended June 30, 2020 of an immaterial amount was due to the recognition of amounts included in the contract liability at the beginning of the period.

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of June 30, 2020, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.2 million, which is expected to be recognized over a weighted average period of 1.8 years.  The weighted average grant date fair value of option grants during the six months ended June 30, 2020 and 2019  was $2.26 and $1.94 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2020 was $0.1 million.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Six Months Ended June 30,
	2020	2019
Expected volatility	120.37%	115.29% - 117.94%
Expected life of option, in years	5.7	5.8 - 6.0
Risk-free interest rate	0.39%	1.88% - 2.64%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2019	2,531,143	$6.19
Granted	86,250	2.65
Forfeited	—	—
Awards outstanding at June 30, 2020	2,617,393	$6.08
Options exercisable at June 30, 2020	1,834,944	$7.66
Weighted average remaining contractual term	6.4 Years
Options vested and expected to vest at June 30, 2020	2,556,696	$6.17
Weighted average remaining contractual term	7.1 Years

The following table summarizes the activity related to the RSU awards for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2019	11,667	$5.81
Vested	(11,667)	5.81
Awards outstanding at June 30, 2020	—	$—
RSUs expected to vest at June 30, 2020	—	$—

Compensation expense related to the grants of stock options and RSUs is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$68	$150	$201	$215
General and administrative	118	251	365	467
Total share-based compensation expense	$186	$401	$566	$682

Note 5:	Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Notes payable under the Loan Agreement	$3,229	$4,896
Short-term financing	—	144
Accreted final payment	1,314	1,132
Total notes payable	4,543	6,172
Less: Current portion	(4,543)	(6,172)
Total notes payable, net of current portion	$—	$—

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.  On April 1, 2020, the Company entered into an amendment to the Loan Agreement (the “Second Amendment”) and on July 29, 2020, the Company entered into the Third Amendment to the Loan Agreement.  These amendments extended the maturity dates of the loans and adjusted the minimum cash balance requirements and their impacts have been incorporated into these disclosures and are more fully described below.

Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche originally required only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the Third Amendment, the maturity date of the first tranche was extended to September 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million originally due on May 1, 2020 was extended to September 1, 2020 as part of the Third Amendment, or such earlier date specified in the Loan Agreement.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the Second Amendment, the maturity date of the second tranche was extended to January 1, 2021.  In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement.  In connection with the Second Amendment, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement.  The total amount of the payment was increased to $0.8 million as a result of the Second and Third Amendments.  For each of the first and second tranches, the combined Second and Third Amendment require only monthly interest payments on the outstanding principal balance for the amounts due from April 1, 2020, through August 1, 2020.  As amended, the remaining principal balance and final interest payment under the first tranche is payable upon maturity on September 1, 2020.  Further, the Second and Third Amendments require equal monthly principal payments plus accrued interest for the second tranche beginning September 1, 2020 through the scheduled maturity on January 1, 2021.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance.  Prior to the Second and Third Amendments, the Company was required to maintain a cash balance of not less than $2.5 million in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  In connection with the Second Amendment, this requirement was temporarily eliminated for the period beginning April 1, 2020 and ending June 30, 2020.  Beginning July 1, 2020, until the repayment of the full amounts due under the Loan Agreement, the Company must maintain a minimum cash balance equal to the lesser of (i) $1.0 million or (ii) the then-current aggregate outstanding principal balance of the loans.  However, with the Third Amendment, the minimum cash requirement was eliminated entirely.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

The costs incurred in connection with the Loan Agreement, along with the allocated fair value of the common stock warrants issued upon execution of the Loan Agreement are treated as a debt discount and are offset against the carrying value of the notes payable in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019.  The Second Amendment was considered a modification to the existing agreement for accounting purposes.  As such, the Company determined a new effective interest rate of 17.8% on the debt considering the remaining unamortized cost and the increase to the final payment for the second tranche.  The related costs will be amortized and the final payments for the first and second loan tranches are accrued as additional interest expense, using the effective interest method over the remaining term of the Loan Agreement.

Note 6:	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.

Novo Nordisk

In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use.  Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

Huadong License Agreement

Under the terms of the Huadong License Agreement, vTv LLC is obligated to act as the sponsor of the Phase 2 MRCT should Huadong require it to do so.  If conducted, the Phase 2 MRCT will include sites in both the US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and will be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC will be responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT. The expectation of when, or if, the Phase 2 MRCT trial will begin remains indeterminate.

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

At each of June 30, 2020 and December 31, 2019, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At June 30, 2020 and December 31, 2019, the weighted average remaining lease terms for the operating leases held by the Company were 4.6 years and 5.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of June 30, 2020 were as follows (in thousands):

2020 (remaining six months)	$125
2021	255
2022	261
2023	268
2024	275
Thereafter	23
Total lease payments	1,207
Less: imputed interest	(308)
Present value of lease liabilities	$899

Operating lease cost and the related operating cash flows for the six months ended June 30, 2020 and 2019 were immaterial amounts.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 32.5% noncontrolling interest in vTv LLC outstanding as of June 30, 2020 (see Note 10). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2020 and December 31, 2019, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $63.4 million and $40.2 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(3,368)	$(2,882)	$(8,092)	$(8,765)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(3,006)	(2,464)	(5,429)	(9,893)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(6,374)	$(5,346)	$(13,521)	$(18,658)

Note 9:	Stockholders’ Equity

ATM Offering

In April 2020, the Company entered into the Sales Agreement with Cantor as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $13 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

During the three and six months ended June 30, 2020, the Company sold 2,638,306 shares of Class A common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $7.6 million. After offering costs and sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds for the three and six months ended June 30, 2020 were approximately $7.3 million.

Note 10:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of June 30, 2020, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 34,731,212 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 81.4% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	340,534	—	400,990	365,472
Exercise price of related warrants	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of June 30, 2020	5,434,783	5,454,546	6,849,316	4,375,000
Remaining shares to be issued as of June 30, 2020	—	—	—	1,875,000

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

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of June 30, 2020, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2020.

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

Note 11:	Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three and six months ended June 30, 2020.  The Company recorded an income tax provision of $0.1 million for the three and six months ended June 30, 2019 related to the foreign withholding taxes paid in connection with payments recognized under the Newsoara License Agreement.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at June 30, 2020 is due to the valuation allowance against the Company’s expected net operating losses.

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

As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2020.

Note 12:	Net Loss per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,991)	$(5,114)	$(12,156)	$(9,096)
Less: Net loss attributable to noncontrolling interests	(1,623)	(2,232)	(4,064)	(4,059)
Net loss attributable to vTv Therapeutics Inc.	(3,368)	(2,882)	(8,092)	(5,037)
Less: Deemed distribution to related party (Note 10)	—	—	—	(3,728)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(3,368)	(2,882)	(8,092)	(8,765)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	45,661,221	28,037,628	44,561,886	25,464,562
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.07)	$(0.10)	$(0.18)	$(0.34)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	June 30, 2020	June 30, 2019
Class B Common Stock (1)	23,094,221	23,094,221
Common stock options granted under the Plan	2,617,393	2,576,711
Restricted stock units	—	11,667
Common stock options granted under Letter Agreements	1,875,000	4,242,425
Common stock warrants	2,014,503	1,248,041
Total	29,601,117	31,173,065

(1)

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities.  Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided.  Each share of Class B Common Stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A Common Stock.

Note 13:	Restructuring

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

During the six months ended June 30, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan.  No such amounts were paid nor was any expense recognized related to restructuring activities during the three or six months ended June 30, 2020.

Note 14:	Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.

The fair value of the Company’s Loan Agreement is considered to approximate its carrying value because it bears interest at a variable interest rate.

The Company measures the value of its investment in Reneo at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three and six months ended June 30, 2020, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investment in Reneo was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$3,529	$—	$—	$3,529
Total	$3,529	$—	$—	$3,529

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,601	$—	$—	$2,601
Total	$2,601	$—	$—	$2,601

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the six months ended June 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at June 30,
2020
Warrant liability, related party	$2,601	$928	$—	$—	$3,529
Total	$2,601	$928	$—	$—	$3,529

2019
Warrant liability, related party	$2,436	$(1,196)	$—	$—	$1,240
Total	$2,436	$(1,196)	$—	$—	$1,240

During the three and six months ended June 30, 2020 and 2019, the Company recognized a loss of $0.6 million and a gain of $0.3 million, respectively, for the three month periods and a loss of $0.9 million and a gain of $1.2 million, respectively, for the six month periods related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Expected volatility	116.25% - 132.55%	110.76% - 123.83%
Risk-free interest rate	0.26% - 0.44%	1.69% - 1.83%

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants.  Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 15:	Subsequent Events

On July 29, 2020, the Company entered into the Third Amendment to the Loan Agreement.

The Third Amendment allows for interest-only payments for the amounts due on July 1, 2020 and August 1, 2020.  The Third Amendment also provides for a one-month extension in the maturity date of the first tranche to September 1, 2020, on which date the remaining outstanding principal balance and associated final payment will be due.  Further, the Third Amendment amends the payment schedule for the second tranche, requiring equal monthly principal payments plus accrued interest beginning September 1, 2020 through the scheduled maturity on January 1, 2021. Finally, the Third Amendment removes the requirement for the Company to maintain a minimum cash balance for the remainder of the loan term.

As consideration for these amendments, the final payment for the second tranche, due upon maturity, has been increased by approximately $0.1 million.

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of metabolic diseases and their long-term complications. Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for Alzheimer’s disease (“AD”) (azeliragon). We completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes at the beginning of 2020. In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo. We are actively working on the design for pivotal and registration studies for TPP399, with input from the FDA.

Our second clinical drug candidate in Phase 2 development is azeliragon (TTP488), an orally administered, small molecule antagonist targeting the receptor for advanced glycation endproducts (“RAGE”). We are currently enrolling patients in a Phase 2 study to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes (the “Elevage Study”).  However, the ongoing effects of the Coronavirus (“COVID-19”) pandemic/outbreak have impacted the conduct and timing of the Elevage Study as some of the clinical trial sites at which the Elevage Study is taking place have reduced, delayed or suspended activities as precautionary measures and seen a decrease in participants seeking to join clinical trials, as more further described in the “Impact of COVID-19” section below.

We are also planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, an orally administered non-peptidic agonist that targets the glucagon-like peptide 1 receptor (“GLP-1r”), in patients with cystic fibrosis related diabetes.  Finally, we are continuing to advance the non-clinical development of our Nrf2/Bach1 modulators (HPP971 and HPP3033).

In addition to our internal development programs, we are furthering the clinical development of three other programs, a small molecule GLP-1r agonist, a PDE4 inhibitor, and a PPAR-delta agonist, through partnerships with pharmaceutical partners via licensing arrangements.   In June 2020, Reneo Pharmaceuticals (“Reneo”) announced positive preliminary results from a recently completed phase 1 clinical study of REN001, a PPAR-delta agonist vTv licensed to Reneo under a license agreement, for primary mitochondrial myopathies (“PMM”) and the receipt of Orphan Drug Designation from the FDA for REN001 for the treatment of PMM.

Impact of COVID-19

We have been actively monitoring the COVID-19 situation and its impact on our business, employees, patients, partners, suppliers and vendors.  Our financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19.  While we are continuing the on-going Elevage Study that is underway at sites in the United States and Canada, COVID-19 precautions have directly and indirectly impacted the timeline for this clinical trial, as it has for many other clinical trials.  In particular, the reduced, delayed or suspended activities of the clinical trial sites participating in the Elevage Study as precautionary measures in response to COVID-19 has delayed screening and enrollment of potential subjects into the study which in turn will have an impact on the timing of completion and announcement of study results.  In response, we have worked closely with our IRB and clinical trial sites to implement appropriate responses in light of the remote working arrangements and travel restrictions imposed by various governments. Separately, vTv has continued to make adjustments that allow us to maintain our business operations during the quarter despite current circumstances, including establishing remote working options for all employees.  Given the scope of the pandemic, we cannot predict the impact of the progression of the COVID-19 outbreak on future clinical trial and financial results due to a variety of factors, including the continued good health of our employees, the ability of our third party suppliers, vendors, manufacturers and partners to continue to operate and provide services, the ability of our clinical trial sites to continue or resume operations, any further government and/or public actions taken in response to the pandemic and the ultimate duration of the COVID-19 outbreak/pandemic.

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program –TTP399

In light of the positive results of our Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399 in adult patients with type 1 diabetes, we requested a Type C meeting with the FDA to discuss the trial design and other requirements for the next stage of development for TTP399. The Company received written responses from the FDA in June and is currently engaged in a written dialogue with the FDA to determine the appropriate subsequent studies to be performed with TTP399 to support its eventual registration and approval as an oral adjunct therapy to insulin.  Our current expectation, based on the feedback from the FDA to date, is that the Company will commence a clinical trial with a six-month treatment period by the end of 2020, followed by a second clinical trial with a six-month treatment period to be initiated nine to twelve months thereafter.  We would also include a six-month open label extension in the first trial to provide patient data of the necessary duration to support the safety and efficacy of TTP399.  Based upon the current FDA feedback we have received to date, we estimate that the development plan for TTP399, including pivotal trials, clinical pharmacology, active pharmaceutical ingredient and drug product development and manufacturing, to cost between $75 and $90 million. Our current planning will continue to evolve based on additional feedback we receive from the FDA.

Our Dementia with Diabetes Program - Azeliragon

We are currently conducting the Elevage study, a Phase 2 proof of concept clinical trial to confirm the cognitive benefits evidenced in a post-hoc analysis of the diabetes subgroup ( n=47) of the STEADFAST A study.  In response to the delays in recruiting and enrolling patients in the Elevage Study created by COVID-19, the Company will cease enrolling new patients by September 30, 2020, with a target of approximately 50 subjects enrolled in the study.  By doing so, we will continue to maintain the anticipated topline read-out of results in the second quarter of 2021.  Despite the reduction in total enrollment, the study is expected to be adequately powered to demonstrate efficacy on the primary endpoint of improved cognition as measured by the ADAS-cog.  In other material aspects, the trial has been administered consistent with the protocol, despite the challenges presented by COVID-19.  The Company continues to evaluate the ongoing progress of the trial and support efforts to ensure its timely completion.

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

From our inception, including our predecessor companies, through June 30, 2020, we have incurred approximately $586.7 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct research and development expense:
Azeliragon	$1,580	$2,454	$3,981	$3,157
TTP399	(72)	530	328	1,130
Other projects	217	143	587	334
Indirect research and development expense	784	1,101	1,817	2,429
Total research and development expense	$2,509	$4,228	$6,713	$7,050

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

Interest Expense

Interest expense primarily consists of cash and non-cash interest expense related to our Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which will be paid in cash upon loan maturity), all of which are recognized in our Condensed Consolidated Statement of Operations using the effective interest method.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2020	2019	Change
Revenue	$—	$1,828	$(1,828)
Operating expenses:
Research and development	2,509	4,228	(1,719)
General and administrative	1,695	2,392	(697)
Total operating expenses	4,204	6,620	(2,416)
Operating loss	(4,204)	(4,792)	588
Interest income	—	16	(16)
Interest expense	(222)	(514)	292
Other (expense) income, net	(565)	276	(841)
Loss before income taxes	(4,991)	(5,014)	23
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(4,991)	(5,114)	123
Less: net loss attributable to noncontrolling interest	(1,623)	(2,232)	609
Net loss attributable to vTv Therapeutics Inc.	$(3,368)	$(2,882)	$(486)

Revenue

We did not recognize any revenue for the three months ended June 30, 2020 and revenue was $1.8 million for the three months ended June 30, 2019.  For the three months ended June 30, 2019, the revenue recognized related to the amortization of amounts deferred at the initiation of our license agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) which were related to the transfer of technology performance obligations and the recognition of a milestone payment under our license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”).

Research and Development Expenses

Research and development expenses were $2.5 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in research and development expenses during the period of $1.7 million, or 40.7%, was primarily due to a decrease in clinical trial costs of $0.9 million for azeliragon which was mainly driven by the higher spending in the 2019 period due to the startup activities for the trial.  Also, clinical trial costs for TTP399 decreased $0.6 million due to completion of the Simplici-T1 Study in early 2020.

General and Administrative Expenses

General and administrative expenses were $1.7 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease of $0.7 million was driven by an adjustment to the asset retirement obligation recorded related to our leased facilities as well as a reduction in facility and travel expenses.

Interest Expense

Interest expense was $0.2 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease in interest expense was driven by lower principal balances outstanding in the 2020 period based on the scheduled monthly principal payments under the Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2020	2019	Change
Revenue	$8	$2,749	$(2,741)
Operating expenses:
Research and development	6,713	7,050	(337)
General and administrative	4,145	4,778	(633)
Total operating expenses	10,858	11,828	(970)
Operating loss	(10,850)	(9,079)	(1,771)
Interest income	12	26	(14)
Interest expense	(390)	(1,140)	750
Other (expense) income, net	(928)	1,197	(2,125)
Loss before income taxes	(12,156)	(8,996)	(3,160)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(12,156)	(9,096)	(3,060)
Less: net loss attributable to noncontrolling interest	(4,064)	(4,059)	(5)
Net loss attributable to vTv Therapeutics Inc.	$(8,092)	$(5,037)	$(3,055)

Revenue

Revenue was insignificant for the six months ended June 30, 2020 and was $2.7 million for the six months ended June 30, 2019.  During each of these periods, our revenue was related to the recognition of amounts realized from license performance obligations.  For the six months ended June 30, 2019, the revenue recognized related to the amortization of amounts deferred at the initiation of our license agreement with Reneo which were related to the transfer of technology performance obligations and the recognition of a milestone payment under our license agreement with Newsoara.

Research and Development Expenses

Research and development expenses were $6.7 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in research and development expenses during the period of $0.3 million, or 4.8%, was primarily due to a decrease in costs for the development of TTP399 of approximately $0.8 million resulting from the completion of the Simplici-T1 Study in early 2020 as well as decreases in personnel costs of approximately $0.3 million.  These decreases were offset by increases in the cost for the Elevage study of approximately $0.8 million as increases in recruitment and subject visit costs in the six months ended June 30, 2020 outweighed the higher startup costs incurred in the 2019 period.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease of approximately $0.6 million was driven primarily by an adjustment to the asset retirement obligation recorded related to our leased facilities as well as a reduction in facility and travel expenses.

Interest Expense

Interest expense was $0.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease in interest expense was driven by lower principal balances outstanding in the 2020 period based on the scheduled monthly principal payments under the Loan Agreement.  Interest expense relates to the cash and non-cash interest for our Loan Agreement which bears interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2020, we have an accumulated deficit of $268.9 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of June 30, 2020, our liquidity sources included cash and cash equivalents of $6.4 million and $3.0 million of remaining funds available under the letter agreement entered into with MacAndrews and Forbes Group LLC (“MacAndrews”) in December 2019.  Further, we have remaining availability of $5.4 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”).  See the “ATM Offering” section below for further details.  Note that the Third Amendment to the Loan Agreement eliminated the requirement to maintain a minimum cash balance under the Loan Agreement.  Based on our current operating plan, we believe that our current cash and cash equivalents, remaining funds available under the Letter Agreements, and availability under the ATM Offering, if fully utilized, will allow us to meet our liquidity requirements through September 2020.  Consequentially, there is substantial doubt about our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.

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

ATM Offering

On April 24, 2020, we entered into the Sales Agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of the Company’s Class A common stock having an aggregate offering price of up to $13.0 million.  The Company is not obligated to sell any shares under the Sales Agreement.  Under the terms of the Sales Agreement, the Company will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.  As of June 30, 2020, we have sold $7.6 million worth of Class A common stock under the ATM Offering for net proceeds of $7.3 million.

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

Certain terms of these Letter Agreements are set forth in the table below:

	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	340,534	—	400,990	365,472
Exercise price of related warrants	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of June 30, 2020	5,434,783	5,454,546	6,849,316	4,375,000
Remaining shares to be issued as of June 30, 2020	—	—	—	1,875,000

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which we have borrowed $20.0 million.  This agreement was amended on April 1, 2020 (the “Second Amendment”) and again on July 29, 2020 (the “Third Amendment”).  The effect of these amendments was to extend the maturity dates of the loans and eliminate the minimum cash balance requirements. Each loan tranche bears interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  As of August 3, 2020, $3.2 million aggregate principal balance remains outstanding under the Loan Agreement.  Additionally, each tranche includes a final interest payment due at its maturity which are further detailed below.

We borrowed the first tranche of $12.5 million upon the close of the Loan Agreement in October 2016.  The first tranche originally required only monthly interest payments until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the Third Amendment, the maturity date of the first tranche was extended to September 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million will be due on September 1, 2020, or such earlier date specified in the Loan Agreement, as amended.  We borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the Second Amendment, the maturity date of the second tranche was extended to January 1, 2021. In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement. In connection with the Second and Third Amendments, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement, and the total amount of the payment was increased to $0.8 million.  For each of the first and second tranches, the Second and Third Amendments require only monthly interest payments on the outstanding principal balance for the amounts due on April 1, 2020, through September 1, 2020.  As amended, the remaining principal balance and final interest payment under the first tranche is payable upon maturity on September 1, 2020.  Further, the Second and Third Amendments require equal monthly principal payments plus accrued interest for the second tranche beginning September 1, 2020 through the scheduled maturity date on January 1, 2021.

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

The Loan Agreement includes customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement does not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance, which was removed in connection with the Third Amendment.  The Loan Agreement includes customary events of default, including payment defaults, covenant defaults and material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As a result of the termination of the STEADFAST Study, we granted the Lenders a first priority security interest in all of our intellectual property, subject to certain limited exceptions.

Cash Flows

	Six Months Ended
	June 30,
	2020	2019
(dollars in thousands)
Net cash used in operating activities	$(10,354)	$(10,947)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	12,469	10,726
Net increase (decrease) in cash and cash equivalents	$2,115	$(221)

Operating Activities

For the six months ended June 30, 2020, our net cash used in operating activities decreased $0.5 million from the six months ended June 30, 2019 as increased losses in the 2020 period were offset by working capital changes.

Investing Activities

There were no cash flows from investing activities for the three months ended June 30, 2020 and 2019.

 Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities increased by $1.8 million from the six months ended June 30, 2019, driven by increases in funding from equity issuances in the relative periods.  Further, repayments under the Loan Agreement decreased as fewer principal payments were made in the 2020 period due to the impact of the Second and Third Amendments.

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

Based on our current operating plan, we believe that our current cash and cash equivalents, the remaining funding committed under the Letter Agreements and the amounts available under our ATM Offering, if fully utilized, will allow us to meet our liquidity requirements through September 2020.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the Letter Agreements. We may however, be able to utilize our ATM Offering to provide an additional $5.4 million of funds upon the sale of our Class A common stock.  In addition, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399 and azeliragon, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We have entered into the Letter Agreements with MacAndrews and Forbes Group LLC which, as of June 30, 2020, provide us the right to sell to MacAndrews an additional 1,875,000 shares of our Class A Common Stock at a price of $1.60 per share.  Further, MacAndrews has the right (exercisable up to three times) to require us to sell to it an equal number of shares of Class A Common Stock at the same price.  As of June 30, 2020, we had received funding of $56.0 million under the Letter Agreements and, in exchange, had issued a total of 31,915,546 shares of our Class A Common Stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

There were no sales of unregistered equity securities during the three months ended June 30, 2020 that have not previously been included in a Current Report on Form 8-K.

Our ability to pay dividends is restricted by our Loan Agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On July 29, 2020, the Company entered into the Third Amendment to the Loan Agreement.

The Third Amendment allows for interest-only payments for the amounts due on July 1, 2020 and August 1, 2020.  The Third Amendment also provides for a one-month extension in the maturity date of the first tranche to September 1, 2020, on which date the remaining outstanding principal balance and associated final payment will be due.  Further, the Third Amendment amends the payment schedule for the second tranche, requiring equal monthly principal payments plus accrued interest beginning September 1, 2020 through the scheduled maturity on January 1, 2021. Finally, the Third Amendment removes the requirement for the Company to maintain a minimum cash balance for the remainder of the loan term.

As consideration for these amendments, the final payment for the second tranche, due upon maturity, has been increased by approximately $0.1 million.

.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Third Amendment of Venture Loan and Security Agreement and Consent, dated as of July 29, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank.

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

Date: August 3, 2020

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer