Form 10-K
period 2020-12-31
vTv Therapeutics Inc.
filed 2021-02-24
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2020, was $29,590,387 (based on the closing sale price as reported on the NASDAQ).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 24, 2021.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	57,550,710
Class B common stock, par value $0.01 per share	23,094,221

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2020

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

Summary of Principal Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in “Part I – Item 1A, Risk Factors” below and include, but are not limited to, risks related to:

Our Financial Position and Need for Additional Capital

•	our ability to achieve or maintain profitability;
•	our ability to generate revenue in absence of any products approved for sale;
•	our need for additional capital to continue the development and commercialization of our drug candidates;
•	the impact of raising additional capital to our stockholders and the rights of our drug candidates.

The Development and Regulatory Approval of Our Drug Candidates

•	the potential failure of our clinical trials or our inability to receive regulatory approval for our drug candidates;
•	the identification of serious adverse or unacceptable side effects which are determined to be drug-related;
•	the impact of changes in law or regulatory policy on the approval of our drug candidates;
•	the impact of delays in the commencement, enrollment and completion of our clinical trials;
•	our ability to submit an NDA for the drug candidates we are developing;

Risks Relating to the Commercialization of Our Drug Candidates

•	the acceptance of drug candidates in the market, if approved by the appropriate regulatory agencies;
•	our ability to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates;
•	the impact of ongoing obligations and continued regulatory review for our drug candidates post-commercialization;
•	competition with other products;
•	the impact of healthcare cost containment initiatives and the growth of managed care;
•	our ability to obtain marketing approval for our drug candidates and obtain profitable pricing once approved;
•	the impact of healthcare laws and regulations on our relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors;
•	our ability to obtain approval to commercialize products outside the United States;

Risks Relating to Our Dependence on Third Parties

•	our ability to establish and maintain collaborative relationships to further the development of our drug candidates;

•	the professional conduct of third parties we rely on to conduct, supervise and monitor certain of our clinical trials;
•	our dependence on limited sources of supply for the components used in TTP399 and our other drug candidates;
•	our reliance on third-party manufacturers to produce our drug candidates;

Risks Relating to Our Intellectual Property

•	our ability to continue to protect proprietary rights to our intellectual property;
•	the unauthorized disclosure of our trade secrets or other confidential information;
•	the impact of changes to the patent laws in the United States and other jurisdictions;
•	the impact of litigation for infringing intellectual property rights of third parties;
•	the impact of litigation to protect or enforce our patents or other intellectual property;
•	our ability to enforce our intellectual property rights throughout the world;
•	our ability to obtain patent term extensions for our drug candidates;

Risks Relating to Employee Matters and Managing Growth

•	the impact of expanding our operations and managing growth;
•	our ability to attract and retain key personnel;
•	the impact of our employees, independent contractors, principal investigators, CROs, consultants and collaborators in the event that they engage in misconduct or other improper activities;

Other Risks Relating to Our Business

•	the impact of the widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	the impact of COVID-19 on our clinical trials, the operations of our licensees and our financial results;
•

the impact of using our financial and human resources to pursue a particular research program or drug candidate and failing to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success;

•	the impact of product liability lawsuits;
•	the exposure to uninsured liabilities;
•	our ability to remain competitive given the rapidly changing market for our proposed drug candidates;
•	the impact of computer system failures, cyber-attacks or a deficiency in our cyber-security;

Risks Related to our Common Stock

•	the impact of MacAndrews’ substantial influence over our business;
•	the potential for conflicts of interest with our directors who have relationships with MacAndrews;
•	our ability to pay cash dividends;
•	the potential for securities class action litigation;
•	the impact of research and reports that equity research analysts publish about us and our business;
•	the impact of substantial sales of shares into the market at any time;
•	the dilution created by future sales and issuances of our Class A common stock or rights to purchase Class A common stock;
•	our reliance upon our “smaller reporting company” status;
•	our exemption from certain corporate governance requirements since we are a “controlled company”;
•	the existence of provisions in our governing documents or state law which may delay or prevent our acquisition by a third party;
•	our obligation to make payments under the Tax Receivable Agreement;

•	our ability to make distributions from vTv LLC to satisfy our obligations;
•	the benefits conferred upon M&F that will not benefit Class A common stockholders to the same extent as it will benefit MacAndrews.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of diseases. Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for psoriasis (HPP737). We completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes at the beginning of 2020.  In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo. We are working on the design for pivotal and registrational studies for TTP399, with input from the FDA.  In addition to the pivotal studies of TTP399, we are currently conducting a Phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal.

We are also conducting a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  The goal of this study is to confirm the maximum tolerated dose with minimal or no gastrointestinal (“GI”) intolerance in the form of nausea, vomiting or diarrhea. We expect to complete this study in the second quarter of 2021.

On December 15, 2020, the Company announced that the Phase 2 Elevage study of azeliragon in people with mild Alzheimer’s disease and type 2 diabetes did not meet its primary objective of demonstrating an improvement in cognition as assessed by the 14-item Alzheimer’s Disease Assessment Scale – Cognitive Subscale (ADAS-cog14) relative to placebo. The Company is discontinuing its development of azeliragon for Alzheimer’s disease, but is exploring the possibility of azeliragon as a drug candidate for other indications, including the prevention of type 1 diabetes.

In addition to our internal development programs, we are furthering the clinical development of four other programs: a small molecule GLP-1r agonist, the PDE4 inhibitor, HPP737, a PPAR-delta agonist, and an Nrf2 activator through partnerships with pharmaceutical partners via licensing arrangements.

Impact of COVID-19

We have been actively monitoring the COVID-19 pandemic and its impact on our business, employees, patients, partners, suppliers and vendors.  Our financial results for the three and twelve months ended December 31, 2020 were not significantly impacted by COVID-19.  Though our financial results were not significantly impacted, COVID-19 precautions directly and indirectly impacted the timelines for the clinical trials conducted during 2020 and may impact the timelines of the trials currently in process.

vTv has continued to make adjustments that allow us to maintain our business operations despite current circumstances, including establishing remote working options for all employees.  Given the current scope of the pandemic, we cannot predict the impact of the progression of the COVID-19 outbreak on future clinical trial and financial results due to a variety of factors, including the continued good health of our employees, the ability of our third party suppliers, vendors, manufacturers and partners to continue to operate and provide services, the ability of our clinical trial sites to continue or resume operations, any further government and/or public actions taken in response to the pandemic and the ultimate duration of the COVID-19 outbreak/pandemic.

Our Pipeline

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Strategy

Our goal is to advance the development of our differentiated pipeline of orally administered, small molecule drug candidates to treat metabolic and inflammatory diseases to minimize their long-term complications and to improve the lives of patients. As key components of our strategy, we are focused on:

•

Continuing to advance TTP399 as a potential treatment for type 1 diabetes. In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes.  The study achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo.  We are working on the design for pivotal and registrational studies for TTP399, with input from the FDA.  In addition to the pivotal studies of TTP399, we are currently conducting a Phase 1 mechanistic study in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal.

•

Beginning to advance HPP737 as potential treatment of psoriasis. We are conducting a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  The goal of this study is to confirm the maximum tolerated dose with minimal or no GI intolerance in the form of nausea, vomiting, or diarrhea.  If successful, we plan to initiate a Phase 2 proof of concept study to assess the efficacy and safety of HPP737 as a potential treatment for psoriasis.

•

Pursuing TTP273 as a treatment of cystic fibrosis-related diabetes.  We are planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273 and are seeking a funding partner to enable the conduct of this clinical trial.

•

Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our development programs. We will continue to seek additional funding to support the further development of our drug candidates.  Such support may come from strategic collaborations with non-profit research funding organizations such as JDRF International or from collaboration agreements with other pharmaceutical companies.

•

Continuing to monitor and support existing partnerships for pipeline programs. Our partners developing our GLP-1r, PPAR-δ, PDE4, and Nrf2 programs continue to advance these programs in their respective licensed territories.  We continue to support and monitor these partnerships.  For example, following the successful completion of a Phase 1 study and the receipt of orphan designation for the PPAR-δ drug candidate, Reneo Pharmaceuticals, Inc. recently completed a $95 million Series B offering to initiate a global Phase 2 clinical trial in primary mitochondrial myopathies in early 2021.

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

A number of existing treatment options for type 2 diabetes have been investigated to treat type 1 diabetes, generally without success.  While a pair of SGLT-1/2 and SGLT-2 inhibitors were recently approved in Europe and Japan with label restrictions to certain sub-groups of people with type 1 diabetes, these therapies have not been approved in the U.S. due to safety risks primarily relating to diabetic ketoacidosis (“DKA”).  Alternative therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of type 1 diabetes.  Such alternatives have not completed clinical development or received regulatory approval nor do they address the unmet need of existing patients with type 1 diabetes or those that eventually become patients with type 1 diabetes following any therapeutic delay in disease onset.

With insulin and pramlintide injection as the only treatment options approved in the United States for type 1 diabetes, there is an unmet medical need to provide people with type 1 diabetes additional, especially oral, treatment options that can help them to reduce HbA1c, or the incidence of hypoglycemia (blood glucose levels below normal) or DKA.

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

TTP399

TTP399 is an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) in development as a new potential OAD for the treatment of type 1 diabetes. TTP399 has a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control and a reduction in the risk of hypoglycemia. Our trials for TTP399 to date suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We have completed nine Phase 1 and two Phase 2 clinical trials of TTP399, one of which was six months in duration. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia.

Positive Phase 2 Simplici-T1 Study

In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP399 in adult patients with type 1 diabetes (“T1D”) over a 12 week period.  The study was designed to evaluate whether TTP399 is well tolerated and can improve daily glucose profiles and

HbA1c in people living with T1D when administered as an oral add-on to insulin therapy. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for TTP399 compared to placebo.

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

Clinical Development Plan

In light of the positive results of our Simplici-T1 Study, we requested a Type C meeting with the FDA to discuss the trial design and other requirements for the next stage of development for TTP399. The Company received written responses from the FDA in June and September 2020.  Based upon the responses provided, the Company plans to conduct a placebo-controlled six-month clinical trial in approximately 400 subjects, followed by a second placebo-controlled six-month clinical trial to be initiated thereafter.  The Company would also include a six-month open label extension in the first clinical trial to provide patient data of the necessary duration to support the safety and efficacy of TTP399.  In its response, the FDA confirmed that the effect size of TTP399 on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study are clinically meaningful and that a reduction in events of hypoglycemia would be an acceptable clinical endpoint for evaluation of a therapy for the treatment of type 1 diabetes.

Finally, the Company is conducting a phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal. The Company proposed the mechanistic study to the FDA and the FDA recommended that the study be performed in support of the planned pivotal trials.  The results of this mechanistic study will provide additional evidence to support the effects of TTP399 on diabetic ketoacidosis (“DKA”) in patients with type 1 diabetes. We expect to report top-line results in the second or third quarter of 2021.

Our Psoriasis Program – PDE4 Inhibitor

Psoriasis Overview

Psoriasis is a chronic autoimmune inflammatory disease in which the growth cycle of skin is accelerated due to an imbalance in pro-inflammatory and anti-inflammatory cytokines.   This results in the proliferation of skin cells and the development of raised, red, silvery scale plaques (i.e. plaque psoriasis, psoriasis vulgaris) that has not only medical implications but an impact on a patient’s quality of life.  While the specific inciting events for this pro-inflammatory process are unknown psoriasis may be caused by autoimmunity and genetic predisposition.   Events such as trauma to the skin, stress, illness or infection that triggers the immune systems, obesity, and weather have been identified as triggers for flare ups.

Current Treatment for Psoriasis and Their Limitations

Topical therapies including glucocorticoids and vitamin D analogs are the mainstay of treatment for mild psoriasis.  The continuous long-term use of glucocorticoids is limited by the risk of skin thinning / atrophy and the potential for systemic absorption.    Vitamin D analogs are often added to glucocorticoids to improve glucocorticoid efficacy while allowing for reduction in glucocorticoid dose.  Moderate to severe disease is treated with systemic therapies including oral PDE4 inhibition, immunosuppressants, retinoids, and biologics (ex: anti-TNF agents, IL-17 inhibitors, IL-23 inhibitors).   Biologics, while realizing high efficacy rates in treating psoriasis, are associated with administration by injection, high cost, need for laboratory monitoring and increased risk of infection.

Inhibitors of PDE4 act by increasing intracellular concentrations of cyclic adenosine monophosphate (“cAMP”), which has a broad range of anti-inflammatory effects. PDE4 activity is increased in the skin of patients with psoriasis leading to up-regulation of immune modulatory, pro-inflammatory genes and cytokines including interleukin-17 (IL-17), interleukin-23 (IL-23), and tumor necrosis factor-alpha (TNF-α).   Treatments for psoriasis are aimed at reducing pro-inflammatory cytokine activity.    The therapeutic potential of oral PDE4 inhibitors has been limited by dose limiting AEs such as nausea, vomiting, diarrhea and headache.

HPP737

HPP737 is an orally administered, potent and selective, non-CNS penetrant PDE4 inhibitor that addresses inflammatory diseases and offers the potential for an improved tolerability profile and efficacy over commercially available PDE4 inhibitors. HPP737 has shown potent inhibition of IL-17a and TNF-α production in in vitro studies and activity in several animal models of inflammation. HPP737 has completed Phase 1 single-ascending dose and initial multiple-ascending dose studies, in which it was well tolerated at all doses tested in healthy volunteers.  Clinical data generated to date supports achieving target engagement (reduction in ex vivo LPS stimulated TNF-α) at HPP737 plasma concentrations predicted to be efficacious from preclinical models.

Clinical Development Plan

We are conducting a subsequent multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis development program.  The goal of this study is to continue multiple-dose escalation to define a maximum tolerated dose characterized by minimal or no GI intolerance (i.e., nausea, vomiting or diarrhea). We expect to complete this study in the second quarter of 2021.

Our Dementia Program – Azeliragon

Phase 2 Elevage Study in Patients with Mild-AD and Type 2 Diabetes

Based on a subgroup analysis from the previously conducted Phase 3 STEADFAST Study, we conducted a Phase 2 study to evaluate azeliragon as a potential treatment of mild-AD in patients with type 2 diabetes (the “Elevage Study”).  The Elevage Study did not meet its primary objective of demonstrating an improvement in cognition as assessed by the 14-item Alzheimer’s Disease Assessment Scale – Cognitive Subscale (ADAS-cog14) relative to placebo.

Future Development of Azeliragon

Upon the failure of the Elevage Study, we have discontinued the development of azeliragon for the treatment of Alzheimer’s disease.  However, we are evaluating the potential for its use in other indications.  We currently have an ongoing pre-clinical collaboration with the University of Queensland Australia and Yale University to evaluate the use of azeliragon for the prevention of type 1 diabetes in animal models.  We may also pursue other strategic opportunities for the further development of azeliragon, when and if they arise.

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

The Role of GLP-1r Activation in Cystic Fibrosis Related Diabetes

GLP-1, an incretin hormone that is released by the gut in response to nutrients, lowers postprandial glucose by promoting insulin secretion. Abnormally low postprandial stimulation of incretins has been described in CF patients and improvement in postprandial hyperglycemia has been demonstrated following prandial administration of GLP-1 agonists or DPP-4 inhibitors.  Nevertheless, the use of existing GLP-1 mimetics that are available for the treatment of type 2 diabetes to treat CFRD is limited by the GI side effects and undesired weight loss associated with these agents.

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

We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, but the final design may be adjusted based on the feedback received, if any, from the FDA and are seeking a funding partner to enable the conduct of this clinical trial.

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

HPP3033

Our candidate, HPP3033, represents a novel, non-electrophilic therapeutic approach to activating the Nrf2 pathway that has the potential to be used in the treatment of chronic diseases associated with oxidative stress. We are currently evaluating HPP3033 and other Nrf2 activator compounds in various preclinical studies.

Partnered Development Programs

PPAR-δ and Reneo Pharmaceuticals, Inc.

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

GLP-1r and Huadong

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

Under the terms of the Huadong License Agreement, Huadong has paid us an initial license fee of $8.0 million, and we are eligible to receive potential development and regulatory milestone payments totaling up to $22.0 million, as amended in January 2021.  Additionally, we are eligible to receive additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  Further, we are eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

Under the original Huadong License Agreement, we had the obligation to conduct a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require us to do so.  We were also responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT, if it occurs.  However, the Huadong License Agreement was amended in January 2021 to remove these obligations.

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

PDE4 and Newsoara Biopharma

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

Under the terms of the Newsoara License Agreement, Newsoara paid us an upfront cash payment of $2.0 million. We are eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $58.5 million, as amended.  In addition, Newsoara is obligated to pay us royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.

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

Nrf2 and Anteris Bio

On December 11, 2020, we entered into a license agreement with Anteris Bio, Inc. (“Anteris”) (the “Anteris License Agreement”), under which Anteris obtained a worldwide, exclusive and sublicensable license to develop and commercialize vTv LLC’s Nrf2 activator, HPP971.

Under the terms of the Anteris License Agreement, Anteris paid vTv LLC an initial license fee of $2.0 million. vTv LLC is eligible to receive additional potential development, regulatory, and sales-based milestone payments totaling up to $151.0 million.  Anteris is also obligated to pay vTv royalty payments at a double-digit rate based on annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country, or a specified number of years after the first commercial sale of a licensed product in a country.  In addition, vTv LLC received a minority ownership interest in Anteris.

Under the terms of the Anteris License Agreement, Anteris will be responsible for the development and commercialization of the licensed products, at its cost, and is required to use commercially reasonable efforts with respect to such development and commercialization efforts.

The Anteris License Agreement, unless terminated earlier, will continue until expiration of all royalty obligations of Anteris to vTv LLC.  Either party may terminate the Anteris License Agreement for the other party’s uncured material breach.  Anteris may terminate the Anteris License Agreement at will upon prior written notice.  Either party may terminate the Anteris License Agreement for the other party’s insolvency.

Inbound Partnerships

JDRF Agreement

In August 2017, we entered into a research, development and commercialization agreement with JDRF International (“JDRF”) (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetes.  In February 2020, we reported positive results from the Phase 2 confirming portion of the Simplici-T1 Study. See “Our Type 1 Diabetes Program –TTP399 – Positive Phase 2 Simplici-T1 Study” above for further details.  According to the terms of the JDRF Agreement, JDRF provided research funding of $3.0 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, we have the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

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

Intellectual Property

Patents

The IP portfolio for azeliragon includes issued patents in the U.S. directed to azeliragon as a composition of matter and methods of use to treat various indications.  The issued U.S. patent covering azeliragon as a composition of matter will expire no earlier than 2024 but may expire as late as 2029, if we obtain and apply the maximum possible extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).  The IP portfolio for azeliragon also includes patent families covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations.  These additional patent families have expiration dates ranging from 2028 through potentially 2039.  The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028 but may expire as late as 2033, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act which can only be applied to a single patent following approval.

The IP portfolio for TTP399 includes issued patents in over 35 countries and territories, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP399 as a composition of matter.  The issued U.S. patent covering TTP399 as a composition of matter will expire no earlier than 2025 but may expire as late as 2030, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP399 as a composition of matter outside the United States will expire no earlier than 2025 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for TTP399 also includes patent families covering crystal forms, salt forms, and solid formulations of TTP399 as well as combinations of TTP399 with metformin, DPP-4 inhibitors, or GLP-1r agonists .The IP portfolio also includes a patent family covering methods of treating type 1 diabetics using TTP399 in combination with insulin.  These additional patent families have expiration dates ranging from 2031 through potentially 2040.

The IP portfolio for HPP737 includes issued patents in the U.S. generically covering HPP737 as a composition of matter and methods of use to treat various indications.  The issued U.S. patent generically covering HPP737 as a composition of matter will expire no earlier than 2029 but may expire as late as 2034, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  The IP portfolio for HPP737 also includes a patent family covering the specific structure of HPP737 and another patent family covering a crystalline form of HPP737.  Any patents issuing from these two patent families will expire in 2040.

The IP portfolio for the GLP-1r program includes issued patents in over 35 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP273 as a composition of matter.  The issued U.S. patent covering TTP273 as a composition of matter will expire no earlier than 2030, but may expire as late as 2035, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for TTP273 also includes patent families covering crystalline, non-crystalline, and salt forms of TTP273, synthetic precursors to, and method of manufacture of TTP273, as well as combinations of TTP273 and metformin, and dosage regimens of TTP273.  These additional patent families have expiration dates ranging from 2032 through potentially 2040.

The IP portfolio for the Nrf2/Bach1 program includes issued patents in over 25 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to HPP971 and HPP3033 as compositions of matter.  The issued U.S. patent covering HPP971 and HPP3033 as compositions of matter will expire no earlier than 2032, but may expire as late as 2037, if we obtain and apply the maximum possible extension under the Hatch-Waxman Act following approval.  Patents covering HPP971 and HPP3033 as a composition of matter outside the United States will expire no earlier than 2031 and may expire much later as a result of patent term extensions based on patent office delays, regulatory delays, or a combination thereof.  The IP portfolio for the Nrf2/Bach1 program also includes patent families covering backup compounds, methods of use in combination with other Nrf2 activator compounds such as dimethyl fumarate and bardoxolone, and methods to treat sickle cell diseases, osteoporosis, and refractive ocular disorders.  These additional patent families have expiration dates ranging from 2034 through potentially 2041.

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

Potential Competing Products – Psoriasis

If approved, we expect that our psoriasis candidate will compete with Otezla (apremilast), the only PDE4 inhibitor currently approved to treat psoriasis and marketed by Amgen Inc., topical PDE4 inhibitor drug candidates currently in development, if approved, including roflumilast being developed by Arcutis Biotherapeutics, anti-TNF biologics approved to treat psoriasis, including Enbrel (etanercept), Remicade (infliximab), and Humira (adalimumab), and anti-TNF biosimilars currently in development.

We believe that our investigational drug candidates may offer key potential advantages over these competitive products that could enable our drug candidates, if approved, to capture meaningful market share from our competitors.

Collaboration Revenue and Customers

The majority of our collaboration revenue for the years ended December 31, 2020, 2019 and 2018 is related to our licenses of certain compounds in the pre-clinical stage or clinical stage, including the Anteris License Agreement, Huadong License Agreement, the Reneo License Agreement and the Newsoara License Agreement.  Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests, research activities performed by our personnel, and the achievement of development milestones.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. For a full discussion of the regulatory framework for the approval and regulation of investigational drug candidates, and applicable domestic and foreign healthcare law, please see “Part 1 – Item 1 – Business - Government Regulation and Product Approvals” in our Annual Report on Form 10-K filed on February 21, 2020.

Human Capital

As of December 31, 2020, we had 25 employees, of which at least 13 hold graduate degrees (including 9 doctorate degrees) and 13 are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.  We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we rely on third-party contract research organizations and contract manufacturers for the conduct of our studies.

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

We are a clinical-stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $8.5 million, $17.9 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had a total accumulated deficit of approximately $290.0 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of TTP399, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;

•	obtaining favorable formulary placement with government and third-party payors that allows for favorable reimbursement;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights; and
•	attracting, hiring and retaining qualified personnel.

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

We will need additional capital to complete the development and commercialization of TTP399 and our other drug candidates, and there is a substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we undertake additional clinical trials of TTP399 and our other drug candidates and continue to work on our other research programs. Our current capital will not be sufficient for us to complete the development of our drug candidates. As such, we will need to raise additional capital to fund the ongoing and planned trials for our drug candidates and prior to the commercialization of any of our drug candidates. We are seeking possible additional partnering opportunities and grants for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We also continue to evaluate other financing strategies to fund our ongoing trials.  Such financing strategies include direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”) and our purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  Under both of these arrangements, the Company has the right to sell shares of the Company’s Class A Common Stock, subject to certain limitations and conditions as set forth in the related agreements.  As of February 24, 2021, there remains $5.5 million of availability under the ATM offering.  While the LPC Purchase Agreement allows for sales of up to $47.0 million, we only have 441,726 remaining shares registered under this agreement as of February 24, 2020.  Though we can register additional shares for sale under this agreement, such sales may be limited by the conditions set forth in the LPC Purchase Agreement.  We also will need to raise substantial additional capital in the future to conduct further clinical trials of TTP399 and to continue developing our other drug candidates. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Our future capital requirements will depend on many factors, including:

•

the progress, costs, results and timing of our planned registrational trial(s) for TTP399 as a potential treatment of type 1 diabetes and our multiple ascending dose phase 1 study of HPP737 in healthy volunteers as part of our psoriasis program;

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us under the ATM Offering and LPC Purchase Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of TTP399 and our other drug candidates. We have not yet obtained regulatory approvals for any of our drug candidates. Consequently, any statements about our future success or viability are not based on any substantial operating history or commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. As a result, we may never successfully develop and commercialize a product, which could lead to a material adverse effect on the value of any investment in our securities.

Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, the Phase 2 Elevage Study in mild Alzheimer’s disease and type 2 diabetes did not meet its primary endpoints.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of our future clinical trials of our drug candidates do not achieve the primary efficacy endpoints or demonstrate safety, the prospects for approval of these candidates would be materially and adversely affected.  If our drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed.

We cannot be certain that any of our drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates and generate revenue from products. Any delay in the regulatory review or approval of our drug candidates will materially and adversely affect our business.

Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our drug candidates. For example, the Phase 2 Elevage Study in mild Alzheimer’s disease and type 2 diabetes did not meet its primary endpoints. Our clinical development programs for our drug candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our drug candidates from being marketed and would prevent us from generating revenue from our drug candidates, which would have a material and adverse effect on our business.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registrational clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registrational clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results.

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

We have never submitted an NDA before and may be unable to do so for TTP399 and our other drug candidates we are developing.

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

Further, we, and our clinical trial investigators, currently determine if serious adverse or unacceptable side effects are drug-related. The FDA or non-U.S. regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion by us or our clinical trial investigators that a serious adverse effect or unacceptable side effect was not drug-related. The FDA or non-U.S. regulatory authorities may require more information, including additional preclinical or clinical data to support approval, which may cause us to incur additional expenses, delay or prevent the approval of one of our drug candidates, and/or delay or cause us to change our commercialization plans, or we may decide to abandon the development or commercialization of the drug candidate altogether.

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

We intend to seek collaborative relationships for the development and/or commercialization of our drug candidates, including TTP399.  Failure to obtain a collaborative relationship for these candidates, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for our drug candidates. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We do not have multiple sources of supply for the components used in TTP399 and our other drug candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of TTP399 or our other drug candidates. If we obtain regulatory approval for TTP399 or our other drug candidates, we would need to expand the supply of their components in order to commercialize them.

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

As we advance our drug candidates through preclinical studies and clinical trials and develop new drug candidates, we may need to increase our product development, scientific and administrative headcount to manage these programs. If we commercialize our products, we may need to expand our staff further, particularly in sales and marketing. See “—Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.” We do not presently have the capability to sell, distribute and market our drug candidates. If we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our drug candidates successfully. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees with the expertise and experience we will require;
•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
•	develop a marketing, distribution and sales infrastructure if we seek to market our products directly, or successfully partner with a third-party organization that will oversee those efforts; and
•	continue to improve our operational, manufacturing, financial and management controls, reporting systems and procedures.

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

The extent to which the COVID-19 outbreak impacts our future business and operations will depend on developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.  As a result, there can be no assurance as to the manner and extent to which the COVID-19 outbreak (or other large-scale disruption) could impact our operations, results and financial condition.

The recent outbreak of COVID-19 may materially and adversely affect our clinical trials, the operations of our licensees and our financial results.

The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact recruitment for our ongoing clinical trials or our ability to recruit patients for future planned clinical trials.  COVID-19 may also affect the employees and operations of third-party contract research organizations located in affected geographies that we rely upon to carry out such enrollments and trials.  Further, it may delay the initiation of any additional clinical trials we are planning for which we require additional approval or are seeking guidance from the FDA or other regulatory agencies.  The negative impacts of COVID-19 in these instances may result in delays to our operational plans, increases in our operating expenses, and may have a material adverse effect on our financial results.

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

Because we have limited financial and human resources, we have here to date focused primarily on the regulatory approval of azeliragon and TTP399. As a result, we may have foregone or delayed the pursuit of opportunities with other drug candidates or for other indications that could later prove to have had greater commercial potential. Our future resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

As of December 31, 2020, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 36,606,212 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 77.4% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

On August 13, 2015, we filed a registration statement under the Securities Act registering 3,250,000 shares of our Class A common stock reserved for issuance under our 2015 Plan.  On August 3, 2020, we filed a registration statement under the Securities Act to register a further 3,750,000 shares of our Class A common stock reserved for issuance under our 2015 Plan, as amended.

We also have issued warrants to purchase 1,823,917 shares of our Class A common stock to MacAndrews.  Further, as part of our Loan Agreement, we issued warrants to purchase 190,586 shares of our Class A common stock to our lenders.

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

Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights.  Pursuant to the investor rights agreement, we filed a shelf registration statement on Form S-3 in June 2019 to register certain shares previously issued to MacAndrews.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans or the exercise of outstanding warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities, including under the LPC Purchase Agreement, the ATM Offering, or pursuant to warrants issued to M&F Group and our previous lenders, and such sales could result in substantial dilution to existing investors.

We incur significant costs and devote substantial management time as a result of operating as a public company and additional resources would be required if we lose our “smaller reporting company” and “non-accelerated filer” status.

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

However, we are currently a “smaller reporting company” and “non-accelerated filer” under the current SEC rules.  As such we take advantage of exemptions from certain reporting requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  Should we lose these statuses, we may no longer be exempt from these requirements and expect that compliance with the requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act. In that regard, we currently do not have an internal audit function. We will continue to qualify as a smaller reporting company as long as 1) our public float is less than $250 million, or 2) we have less than $100 million in annual revenues and public float of less than $700 million.  We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions.

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

Holders

As of February 24, 2021, there were approximately 22 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020.  The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	4,489,191	$4.39	2,475,809
Equity compensation plans not approved by security holders
Total	4,489,191		2,475,809

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2020.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. See the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of diseases.

Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for psoriasis (HPP737). We completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes at the beginning of 2020.  In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo. We are working on the design for pivotal and registrational studies for TTP399, with input from the FDA.  In addition to the pivotal studies of TTP399, we are conducting a phase 1 mechanistic study in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal.

In addition, we are conducting a multiple ascending dose phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  The goal of this study is to confirm the maximum tolerated dose with minimal or no gastrointestinal intolerance in the form of nausea, vomiting, or diarrhea. We expect to complete this study in the second quarter of 2021.

On December 15, 2020, the Company announced that the Phase 2 Elevage study of azeliragon in people with mild Alzheimer’s disease and type 2 diabetes did not meet its primary objective of demonstrating an improvement in cognition as assessed by the 14-item Alzheimer’s Disease Assessment Scale – Cognitive Subscale (ADAS-cog14) relative to placebo.

We are planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety and tolerability of TTP273, an orally administered non-peptidic agonist that targets the glucagon-like peptide 1 receptor (“GLP-1r”), in patients with cystic fibrosis related diabetes and are seeking a funding partner to enable the conduct of this clinical trial.

In addition to our internal development programs, we are furthering the clinical development of four other programs, a small molecule GLP-1r agonist, a PDE4 inhibitor, a PPAR-delta agonist, and an Nrf2 activator through partnerships with pharmaceutical partners via licensing arrangements. In December 2017, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize our glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, in China and certain other Pacific Rim territories, including Australia and South Korea.  We also entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”) in December 2017, under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta agonist program, including the compound HPP593.  In May 2018, we entered into a License Agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim territories. In December 2020, we entered into a License Agreement with Anteris Bio, Inc. (“Anteris”) (the “Anteris License Agreement”), under which Anteris obtained a worldwide, exclusive and sublicensable license to develop and commercialize vTv LLC’s Nrf2 activator, HPP971.  For more information regarding the Huadong License Agreement, Reneo License Agreement and the Newsoara License Agreement, see Part 1 – Item 1 – “Business – Partnered Development Programs” of this Annual Report.

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

To date, we have devoted substantially all of our resources to our research and development efforts relating to our investigational drug candidates, including conducting clinical trials with our drug candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from drug sales. From our inception through December 31, 2020, we (including our predecessor companies) have funded our operations primarily through:

•	a series of private placements of preferred equity from 1999 through 2006 totaling $109.3 million;
•	the receipt of $23.4 million from completed research collaborations with Novo Nordisk, A/S Merck and Boehringer Ingelheim from 2001 to 2006;
•	the receipt of $169.2 million of upfront, milestone and research fees during 2006 to 2010 under a license and research agreement with Pfizer, Inc., which was terminated in 2011;
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

•

borrowings totaling $20.0 million from a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) in October 2016 and March 2017; and

•

letter agreements (the “Letter Agreements”) with M&F Group in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 under which we received a total of $59.0 million and through which we had the right to sell to M&F Group shares of our Class A common stock at prices ranging from $1.33 to $4.38 per share, and M&F Group had the right (exercisable up to three times) to require us to sell to it shares of Class A common stock at the same price (subject to an aggregate dollar value maximum of Class A common stock that may be sold under each Letter Agreement, whether at our option or M&F Group’s);

•	equity issuances of $13.0 million under the ATM Offering; and
•	equity issuances of $1.9 million under the LPC Purchase Agreement.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue the development of our lead drug candidates, TTP399 and HPP737;
•	seek to obtain regulatory approvals for our lead drug candidates;
•	prepare for the potential commercialization of our lead drug candidates;
•	expand our research and development activities and advance our clinical programs; and
•	maintain, expand and protect our intellectual property portfolio.

We do not expect to generate revenue from drug sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and will be subject to significant uncertainty. Accordingly, we will need to raise additional capital to fund continuing drug development prior to the commercialization of any of our drug candidates, including to finance the planned registrational trial(s) of TTP399 in patients with type 1 diabetes as well as any future studies of HPP737 in patients with psoriasis. Until such time that we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  Nevertheless, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all, which would have a negative impact on our liquidity and financial condition and could force us to delay, reduce the scope or eliminate one or more of our research and development programs or commercialization efforts. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

From our inception through December 31, 2020, we have incurred approximately $591.0 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Direct research and development expense:
Azeliragon	$6,103	$7,233	$13,507
TTP399	917	2,762	879
HPP737	493	56	46
Other projects	683	578	649
Indirect research and development expense	2,819	4,490	7,954
Total research and development expense	$11,015	$15,119	$23,035

We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of TTP399 and HPP737 and further advance the development of our other drug candidates, subject to the availability of additional funding.

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

Interest Expense, Net

Interest expense, net primarily consists of our cash and non-cash interest expense related to our Loan Agreement. Cash interest on the Loan Agreement was recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payment (which will be paid in cash upon loan maturity), all of which are recognized in our Consolidated Statement of Operations using the effective interest method.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses related to the adjustment of the fair value of the warrants issued to MacAndrews in connection with the Letter Agreements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of the year ended December 31, 2020 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2020	2019	Change
Revenue	$6,414	$2,764	$3,650
Operating expenses:
Research and development	11,015	15,119	(4,104)
General and administrative	7,251	8,537	(1,286)
Total operating expenses	18,266	23,656	(5,390)
Operating loss	(11,852)	(20,892)	9,040
Interest income	12	53	(41)
Interest expense	(692)	(1,827)	1,135
Other (expense) income, net	(270)	828	(1,098)
Loss before income taxes	(12,802)	(21,838)	9,036
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(12,802)	(21,938)	9,136
Less: net loss attributable to noncontrolling interest	(4,303)	(8,894)	4,591
Net loss attributable to vTv Therapeutics Inc.	$(8,499)	$(13,044)	$4,545

Revenues

Revenues were $6.4 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively. The revenue recognized in 2020 is primarily attributable to the upfront payment and fair value of the equity interest received by the Company in connection with the Anteris License Agreement.  The revenue earned during 2019 primarily relates to the recognition of amounts deferred at the initiation of our license agreements which were related to the transfer of technology performance obligations.  The technology service period for our license agreement with Reneo ended in the second quarter of 2019.  Further, in 2019 we recognized an additional $1.0 million of revenue related to the satisfaction of a milestone within our license agreement with Newsoara.

Research and Development Expenses

Research and development expenses were $11.0 million and $15.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in research and development expenses during this period of $4.1 million, or 27.1%, was primarily due to:

•

A decrease in clinical trial costs of $1.1 million for azeliragon from 2019. This decrease was mainly driven by a decrease in spending for the Elevage study as it was in the start-up/enrollment stage in 2019 and patients completed the trial in 2020;

•

A decrease in clinical trial costs of $1.8 million for TTP399 from 2019, which was caused by a decrease in spending for the SimpliciT-1 trial.  This study completed in January 2020 and costs incurred in 2020 related to consulting and other costs involved in planning for the next trial(s) as well as the incurrence of certain manufacturing costs to get drug product ready for these trials; and
•

A decrease in other research and development costs of $1.7 million, which was primarily driven by decreases in compensation costs of approximately $1.1 million due to the reversal of certain performance-based compensation accruals, and lower cash and share-based compensation costs.  Additionally, facility costs decreased approximately $0.2 million due to the relocation and shut down of the company’s former laboratory space in late 2019.  We also experienced decreases in other costs related to the curtailment of expenses, particularly travel, because of COVID-19.

General and Administrative Expenses

General and administrative expenses were $7.3 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease in general and administrative expenses during this period of $1.3 million, or 15.1%, was primarily due to decreases of $1.3 million for compensation cost which was caused, in part, by the reversal of certain performance-based compensation accruals which are no longer expected to be paid ($0.7 million) and lower share-based compensation expense ($0.3 million).  Decreases in facility costs attributable to the relocation of our corporate headquarters were offset by increases in costs for professional services.

Interest Expense, Net

Interest expense, net was $0.7 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. Interest expense primarily relates to our Loan Agreement which bore interest at 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  The decrease in interest expense from 2019 to 2020 was driven by the continued repayment of principal amounts outstanding in accordance with the terms of the Loan Agreement.

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2020, we had an accumulated deficit of $290.0 million.  Since our inception, we have experienced a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of December 31, 2020, our currently available sources of liquidity include our unrestricted balance of cash and cash equivalents of $5.7 million.  Based on our current operating plan, we believe that our current cash and cash equivalents, availability under the ATM Offering and amounts raised under the LPC Purchase Agreement through February 24, 2021 will allow us to meet our liquidity requirements through the end of the third quarter of 2021.  These factors raise substantial doubt regarding our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

Letter Agreements

Under the terms of the Letter Agreements entered into in prior years, the Company had the right to sell to M&F Group shares of its Class A Common Stock at a specified price per share, and M&F Group had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  As of December 31, 2020, an aggregate of $59.0 million worth of Class A Common Stock had been sold under the Letter Agreements.  In connection with the entrance into several of these Letter Agreements, the Company issued to M&F Group a total of 1,823,917 warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.

Debt Transaction

In October 2016, we and vTv LLC entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which we borrowed $20.0 million.  Each loan tranche bore interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.  Additionally, each tranche included a final interest payments of $0.8 million which was paid upon the maturity of the respective tranche.  As of December 31, 2020, all amounts outstanding under the Loan Agreement had been paid.

In connection with the Loan Agreement, we issued to the Lenders warrants to purchase shares of our Class A common stock (the “Warrants”).  On October 28, 2016, we issued Warrants to purchase 152,580 shares of our Class A common stock at a per share exercise price of $6.39 per share, and on March 24, 2017, in connection with the funding of the second tranche, we issued Warrants to purchase 38,006 shares of our Class A common stock at a per share exercise price of $5.92 per share. The Warrants will expire seven years from their date of issuance.

Cash Flows

	Year Ended
	December 31,
	2020	2019
(dollars in thousands)
Net cash used in operating activities	$(18,000)	$(23,018)
Net cash provided by investing activities	—	242
Net cash provided by financing activities	19,470	22,870
Net increase in cash and cash equivalents	$1,470	$94

Operating Activities

For the year ended December 31, 2020, our net cash used in operating activities decreased $5.0 million from the prior year.  The decrease in uses of cash was primarily driven by lower spending on our clinical trials during 2020 coupled with the impact of changes in working capital.

Investing Activities

No cash was provided by or used in investing activities for the year ended December 31, 2020.  During the year ended December 31, 2019, we disposed of lab equipment for which we received proceeds of approximately $0.3 million.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $19.5 million compared to net cash provided by financing activities of $22.9 million for the year ended December 31, 2019, resulting in a decrease of $3.4 million.  This decrease was reflective of lower proceeds from the sale of stock to support our ongoing operations and lower debt service requirements.

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

Based on our current operating plan, we believe that our current cash and cash equivalents, availability under the ATM Offering and amounts raised under the LPC Purchase Agreement through February 24, 2021 will allow us to meet our liquidity requirements through the end of the third quarter of 2021.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the future clinical trials of TTP399 and HPP737, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•

The progress, costs, results and timing of our planned registrational trial(s) to evaluate TTP399 as a potential treatment of type 1 diabetes and planned studies of HPP737 as a potential treatment of psoriasis;

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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the ATM Offering and LPC Purchase Agreement. However, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399 and HPP737, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.  However, during the periods presented we had Letter Agreements under which we had received funding of $59.0 million and, in exchange, had issued a total of 33,790,546 shares of our Class A Common Stock.

Discussion of Critical Accounting Policies and Estimates

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

Interest Rate Risk

Our Loan Agreement was fully repaid as of December 31, 2020. As a result, we no longer have any material interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2020, we maintained effective internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2020, 2019 and 2018	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-7
Notes to Consolidated Financial Statements	F-8

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

4.3*	Description of Capital Stock.

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

Exhibit Number	Description
10.25

Letter Agreement, dated as of December 23, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filed February 21, 2020 (File No. 001-37524)).

10.26

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the December 23, 2019 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K, filed February 21, 2020 (File No. 001-37524)).

10.27

Controlled Equity OfferingSM Sales Agreement, dated as of April 24, 2020, by and between vTv Therapeutics Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed on April 24, 2020 (File No. 001-37524)).

10.28

Second Amendment of Venture Loan and Security Agreement and Consent, dated as of April 1, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on August 3, 2020 (File No. 001-37524)).

10.29

Third Amendment of Venture Loan and Security Agreement and Consent, dated as of July 29, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on May 7, 2020 (File No. 001-37524)).

10.30	First Amendment to vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 3.5 to the Company’s Form S-8, filed August 3, 2020 (File No. 333-240304)).

10.31

Purchase Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.32

Registration Rights Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.33†

Employment Agreement, dated as of December 10, 2020, by and between vTv Therapeutics LLC and Stephen L. Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 10, 2020 (File No. 001-37524)).

10.34†

Employment Agreement, dated as of December 10, 2020, by and between vTv Therapeutics LLC and Rudy C. Howard, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed December 10, 2020 (File No. 001-37524)).

10.35*††	License Agreement, dated December 11, 2020, by and between Anteris Bio, Inc. and vTv Therapeutics LLC.

10.36*††	First Amendment to License Agreement, dated as of December 21, 2020 by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC.

10.37†

Executive Chairperson Agreement, dated as of December 30, 2020, by and between vTv Therapeutics Inc. and Robin E. Abrams (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 30, 2020 (File No. 001-37524)).

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

Exhibit Number	Description
101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2021

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robin E. Abrams	Chairwoman	February 24, 2021
Robin E. Abrams

/s/ Stephen L. Holcombe	President and Chief Executive Officer	February 24, 2021
Stephen L. Holcombe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 24, 2021
Rudy C. Howard	(Principal Financial and Accounting Officer)

/s/ John A. Fry	Director	February 24, 2021
John A. Fry

/s/ Hersh Kozlov	Director	February 24, 2021
Hersh Kozlov

/s/ Richard S. Nelson	Director	February 24, 2021
Richard S. Nelson

/s/ Noel J. Spiegel	Director	February 24, 2021
Noel J. Spiegel

/s/ Howard L. Weiner	Director	February 24, 2021
Howard L. Weiner

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2020, 2019 and 2018	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-7

Notes to Consolidated Financial Statements	F-8

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any product revenue, has not achieved profitable operations, has insufficient liquidity to sustain operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Development Costs

Description of the Matter

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has recorded $2.6 million of accrued expenses at December 31, 2020, which includes costs for clinical trial and contract manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors).  This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost incurred.

Auditing the Company’s accruals for clinical vendor costs associated with in-process clinical related activities is judgmental because the timing and pattern of vendor invoicing may not correspond to the level of services provided and the estimate can incorporate significant assumptions such as expected patient enrollment, site activation, and estimated project duration.

How We Addressed the Matter in Our Audit

To evaluate the clinical vendors accrued costs, our audit procedures included, among others, reading the Company’s contracts with clinical vendors (including pending change orders), testing the completeness and accuracy of the underlying data used in the estimate of the level of service provided including evaluating the significant assumptions as discussed above for the applicable in process contracts with clinical vendors. To assess the significant assumptions, we corroborated the progress of clinical related activities through inquiry with the Company’s operations personnel that oversee the clinical trials contract manufacturing activities and with information obtained directly from third party clinical vendors, as well as tested invoices received from clinical vendors subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Raleigh, North Carolina

February 24, 2021

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share and share data)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$5,747	$1,777
Accounts receivable, net	158	5
Prepaid expenses and other current assets	939	806
Current deposits	371	250
Total current assets	7,215	2,838
Restricted cash and cash equivalents, long-term	—	2,500
Property and equipment, net	367	461
Operating lease right-of-use assets	482	543
Long-term investments	6,725	2,480
Long-term deposits	—	444
Total assets	$14,789	$9,266
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,120	$7,068
Current portion of operating lease liabilities	155	110
Current portion of contract liabilities	31	31
Current portion of notes payable	84	6,172
Total current liabilities	6,390	13,381
Contract liabilities, net of current portion	1,009	1,033
Operating lease liabilities, net of current portion	676	831
Warrant liability, related party	2,871	2,601
Other liabilities	50	260
Total liabilities	10,996	18,106
Commitments and contingencies
Redeemable noncontrolling interest	83,895	40,183
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 54,050,710 and 40,918,522 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	541	409
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,094,221 outstanding as of December 31, 2020 and December 31, 2019	232	232
Additional paid-in capital	209,161	183,858
Accumulated deficit	(290,036)	(233,522)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(80,102)	(49,023)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$14,789	$9,266

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ending December 31,
	2020	2019	2018
Revenue	$6,414	$2,764	$12,434
Operating expenses:
Research and development	11,015	15,119	23,035
General and administrative	7,251	8,537	9,223
Total operating expenses	18,266	23,656	32,258
Operating loss	(11,852)	(20,892)	(19,824)
Other income (loss)	—	1	46
Other (expense) income – related party	(270)	827	(638)
Interest income	12	53	61
Interest expense	(692)	(1,827)	(3,290)
Loss before income taxes and noncontrolling interest	(12,802)	(21,838)	(23,645)
Income tax provision	—	100	200
Net loss before noncontrolling interest	(12,802)	(21,938)	(23,845)
Less: net loss attributable to noncontrolling interest	(4,303)	(8,894)	(15,934)
Net loss attributable to vTv Therapeutics Inc.	$(8,499)	$(13,044)	$(7,911)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(8,499)	$(17,913)	$(8,650)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.18)	$(0.59)	$(0.69)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	47,137,917	30,292,030	12,449,236

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit

(in thousands, except share data)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	$131,440	9,693,254	$97	23,119,246	$232	$127,682	$(279,058)	$(151,047)
Net loss	(15,934)	—	—	—	—	—	(7,911)	(7,911)
Cumulative effect of accounting change	—	—	—	—	—	—	213	213
Share-based compensation	—	—	—	—	—	2,676	—	2,676
Exchange of Class B Common Stock for Class A Common Stock	(151)	25,025	—	(25,025)	—	151	—	151
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	10,617,119	106	—	—	21,394	—	21,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(1,308)	—	(1,308)
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(52,873)	—	—	—	—	—	52,873	52,873
Balances at December 31, 2018	62,482	20,347,065	203	23,094,221	232	150,595	(233,883)	(82,853)
Net loss	(8,894)	—	—	—	—	—	(13,044)	(13,044)
Share-based compensation	—	—	—	—	—	1,518	—	1,518
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	16,923,427	169	—	—	27,331	—	27,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(992)	—	(992)
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(13,405)	—	—	—	—	—	13,405	13,405
Balances at December 31, 2019	40,183	40,918,522	409	23,094,221	232	183,858	(233,522)	(49,023)
Net loss	(4,303)	—	—	—	—	—	(8,499)	(8,499)
Share-based compensation	—	—	—	—	—	1,009	—	1,009
Issuance of Class A Common Stock under ATM offering	—	5,480,941	55	—	—	12,441	—	12,496
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	6,250,000	63	—	—	9,937	—	10,000
Issuance of Class A Common Stock under LPC Agreement	—	1,389,580	14	—	—	1,916	—	1,930
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	48,015	—	—	—	—	—	(48,015)	(48,015)
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss before noncontrolling interest	$(12,802)	$(21,938)	$(23,845)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal of property and equipment, net	—	(288)	(12)
Depreciation expense	94	39	218
Share-based compensation expense	1,009	1,518	2,676
Change in fair value of investments	(4,245)	—	—
Change in fair value of warrants, related party	270	(827)	638
Amortization of debt discount	380	532	1,014
Changes in assets and liabilities:
Accounts receivable	(153)	(5)	8,000
Prepaid expenses and other assets	(254)	732	(1,135)
Long-term deposits	444	(408)	2,256
Accounts payable and accrued expenses	(997)	(618)	(6,199)
Accreted interest on debt	(1,512)	—	—
Contract liabilities	(24)	(1,755)	(10,435)
Other liabilities	(210)	—	(32)
Net cash used in operating activities	(18,000)	(23,018)	(26,856)
Cash flows from investing activities:
Proceeds from sale of assets	—	312	12
Purchases of property and equipment	—	(70)	(5)
Net cash provided by investing activities	—	242	7
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	10,000	27,500	21,500
Proceeds from issuance of Class A Common Stock, net of offering costs	14,426	5,443	—
Proceeds from debt issuance	500	500	500
Repayment of notes payable	(5,456)	(10,573)	(5,388)
Net cash provided by financing activities	19,470	22,870	16,612
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	1,470	94	(10,237)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of year	4,277	4,183	14,420
Total cash, cash equivalents and restricted cash and cash equivalents, end of year	$5,747	$4,277	$4,183
Supplemental cash flow information:
Cash paid for interest	$623	$1,295	$2,276
Cash paid for income taxes	$—	$100	$1,000

Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$548	$—
Leasehold improvements obtained in exchange for lease obligations	$—	$384	$—
Change in redemption value of noncontrolling interest	$48,015	$(13,405)	$(52,873)
Exchange of vTv Therapeutics Inc. Class B Common Stock and vTv Therapeutics, LLC member units for vTv Therapeutics Inc. Class A Common Stock	$—	$—	$151
Issuance of Letter Agreements and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$—	$992	$1,308

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. Various holders own non-voting interests in vTv LLC, representing a 29.9% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 70.1% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional nonvoting common units (“vTv Units”) of vTv LLC or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B Common Stock”)) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of the Company’s drug candidates will require additional financing.  From its inception through December 31, 2020, the Company has funded its operations primarily through a combination of debt and equity financings, research collaboration agreements, upfront and milestone payments for license agreements and private placements of preferred equity.  As of December 31, 2020, the Company had an accumulated deficit of $290.0 million and has generated net losses in each year of its existence.  The Company’s currently available sources of liquidity include the Company’s cash and cash equivalents balance as of December 31, 2020 of $5.7 million.

As of December 31, 2020, the Company also had the ability to sell an additional 3,941,726 shares of Class A Common Stock under the LPC Purchase Agreement based on the number of shares initially registered.  The extent to which the Company utilizes the LPC Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock and the extent to which the Company is able to secure funds from other sources. The number of shares that the Company may sell to Lincoln Park under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, the Company and Lincoln Park may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement.

On January 14, 2021, the Company also expanded the availability under its ATM Offering, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its Class A common stock having an aggregate offering price of $5.5 million.  Management believes these sources of liquidity will allow the Company to continue its operations and activities for a period of less than twelve months from the issuance of these Consolidated Financial Statements.

Based on the Company’s current operating plan, management believes that the current cash and cash equivalents, availability under the ATM Offering and amounts raised under the LPC Purchase Agreement through February 24, 2021 will allow the Company to meet its liquidity requirements through the end of the third quarter of 2021.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating several financing strategies to fund its planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known.

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

Three customers represented 100% of the revenue earned during the years ended December 31, 2020 and 2018.  Four customers represented 100% of the revenue earned during the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, long-term relates to the minimum balance that the Company was required to maintain in a deposit account pledged to secure the Loan Agreement and was subject to an account control agreement pursuant to the Loan Agreement, as amended.  The Loan Agreement was amended to remove the minimum cash requirements during 2020 and with its full repayment as of December 31, 2020, the account control agreement has been terminated.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2020 and 2019 that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	2020	2019
Cash and cash equivalents	$5,747	$1,777
Restricted cash and cash equivalents, long-term	—	2,500
Total cash, cash equivalents and restricted cash and cash equivalents shown in the consolidated statement of cash flows	$5,747	$4,277

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance and recorded an impairment charge of $0.1 million during the year ended December 31, 2018. No such charges were recognized during the years ended December 31, 2020 or 2019.  There were no assets held for sale at December 31, 2020 or 2019.

Investments

The Company holds equity investments without readily determinable market values.  The Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

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

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with numerous contract research and manufacturing organizations. In the normal course of business, the Company contracts with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study.

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

Noncontrolling Interest

The Company records the redeemable noncontrolling interest represented by the vTv Units and the Class B Common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  See discussion and additional detail of the redeemable noncontrolling interest at Note 13.

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

Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Reneo License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2020, as it is not considered probable that such payments will be received.

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period.  As of December 31, 2020, revenue allocated to this performance obligation has been fully recognized. No revenue was recognized related to the Reneo License Agreement for the year ended December 31, 2020.  For the years ended December 31, 2019 and 2018, $1.7 million and $3.7 million of revenue was recognized related to this combined performance obligation, respectively.

Huadong License Agreement

On December 21, 2017, the Company entered into a License Agreement with Huadong (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim territories, including Australia and South Korea (collectively, the “Huadong License Territory”).  Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.  As discussed further in Note 20, on January 14, 2021, the Company entered into the First Amendment to the Huadong License Agreement (the “First Huadong Amendment”).  Under the terms of the Huadong License Agreement, as amended, Huadong paid the Company an initial license fee of $8.0 million and is obligated to pay potential development and regulatory milestone payments totaling up to $22.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication.  In addition, the Company is eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.

Prior to the First Huadong Amendment, the Company also had the obligation to conduct a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require it to do so.  If conducted, the Phase 2 MRCT was to include sites in both the United States and Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and was to be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  The Company was responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT. The First Huadong Amendment eliminated this obligation from the Huadong License Agreement.

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

The transaction price has been allocated to these performance obligations based on their relative standalone selling prices, which were estimated using an expected cost plus margin approach. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2020, as it is not considered probable that such payments will be received.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.  The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company determined that the straight-line method would be used to recognize revenue for this performance obligation over the transfer service period.  In November 2018, the Company received notification from Huadong that the Company had satisfied its obligations related to the technology transfer services.  As such, this performance obligation is considered complete as of December 31, 2018 and all of revenue associated with it has been recognized.  For the year ended December 31, 2018, the Company recognized $6.8 million of revenue related to this combined performance obligation.

The Company also determined that the obligation to sponsor and conduct a portion of the Phase 2 MRCT should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  Since the Company has not begun the Phase 2 MRCT trial, the entire amount remains deferred as of December 31, 2020 and revenue will be recognized using the proportional performance model over the period during which the Company conducts the Phase 2 MRCT trial.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2020 was $1.0 million.  No revenue for this performance obligation has been recognized as of December 31, 2020.  As discussed above and further in Note 20, the obligation to conduct the Phase 2 MRCT was removed by the First Huadong Amendment.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  A portion of this amount remains deferred as of December 31, 2020 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2020 was $0.1 million.  An immaterial amount of revenue was recognized for this performance obligation for the years ended December 31, 2020, 2019 and 2018.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the years ended December 31, 2020, 2019 and 2018.

Newsoara License Agreement

On May 31, 2018, the Company entered into a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China and other Pacific Rim territories (collectively, the “Newsoara License Territory”).  Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.  The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”).  Under the terms of the Newsoara License Agreement, Newsoara paid the Company an upfront cash payment of $2.0 million. During the year ended December 31, 2019, the Company received an additional payment of $1.0 million related to the satisfaction of a development milestone during the year.  As amended, the Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $58.5 million.  In addition, Newsoara is obligated to pay the Company royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.

Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2020, as it is not considered probable that such payments will be received.

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

Anteris License Agreement

On December 11, 2020, we entered into a license agreement with Anteris Bio, Inc. (“Anteris”) (the “Anteris License Agreement”), under which Anteris obtained a worldwide, exclusive and sublicensable license to develop and commercialize the Company’s Nrf2 activator, HPP971.

Under the terms of the Anteris License Agreement, Anteris paid the Company an initial license fee of $2.0 million. The Company is eligible to receive additional potential development, regulatory, and sales-based milestone payments totaling up to $151.0 million.  Anteris is also obligated to pay vTv royalty payments at a double-digit rate based on annual net sales of licensed products.  Such royalties will be payable on a licensed product-by-licensed product basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country, or a specified number of years after the first commercial sale of a licensed product in a country.  As additional consideration, the Company received preferred stock representing a minority ownership interest in Anteris.

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  As of December 31, 2020, the transaction price consists of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million.  The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2020, as it is not considered probable that such payments will be received.  The revenue related to this performance obligation has been fully recognized as of December 31, 2020 as the technology transfer services are considered complete.

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

Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of December 31, 2020, the Company had received funding under this agreement of $3.0 million, and research and development costs were offset by $3.0 million.

   Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Current portion of contract liabilities	$31	$31
Contract liabilities, net of current portion	1,009	1,033
Total contract liabilities	$1,040	$1,064

The change in the Company’s contract liabilities for the year ended December 31, 2020 of an immaterial amount was due to the recognition of amounts included in the contract liability at the beginning of the period.  The Company also recognized an additional $1.0 million of revenue related to changes in the estimated transaction prices for one of its customer contracts during the year ended December 31, 2019 for which the related performance obligation had already been satisfied.

Note 4: Share-Based Compensation

In conjunction with the Company’s initial public offering (“IPO”), the board of directors of vTv Therapeutics Inc. (the “Board of Directors”) and sole stockholder adopted a long-term equity incentive plan, the vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (the “Plan”).  The Plan provides for the grant of stock options, restricted stock, restricted stock units and other awards based on our Class A Common Stock to management, other key employees, consultants and non-employee directors on terms and subject to conditions as established by our Compensation Committee.  In settlement of its obligations under this plan, the Company will issue new shares of Class A Common Stock.  Following an amendment to increase the number of shares available under the plan in 2020, the maximum number of shares of the Company’s Class A Common Stock that has been approved and may be subject to awards under the Plan is 7.0 million, subject to adjustment in accordance with terms of the Plan.

The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant.  For the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.0 million, $1.5 million and $2.7 million of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2020, the Company had total unrecognized stock-based compensation expense of approximately $3.6 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.  The weighted average grant date fair value for all option grants during the years ended December 31, 2020, 2019 and 2018 was $1.81, $1.91 and $2.28 per option, respectively.

The aggregate intrinsic value of the in-the-money awards outstanding as well as those exercisable as of December 31, 2020 was an insignificant amount.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Expected volatility	120.37% - 121.43%	115.29% - 120.15%	71.15% - 99.23%
Expected life of option, in years	5.7 - 6.0	5.3 - 6.0	5.7 - 6.0
Risk-free interest rate	0.39% - 0.53%	1.58% - 2.64%	2.69% - 2.84%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2020 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2019	2,531,143	$6.19
Granted	1,975,250	2.10
Forfeited	(53,036)	3.28
Awards outstanding at December 31, 2020	4,453,357	$4.41
Options exercisable at December 31, 2020	1,852,721	$7.58
Weighted average remaining contractual term	6.0 Years
Options vested and expected to vest at December 31, 2020	4,166,666	$4.57
Weighted average remaining contractual term	7.9 Years

The following table summarizes the activity related to the awards of RSUs for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Awards outstanding at December 31, 2019	11,667	$5.81
Vested	(11,667)	5.81
Awards outstanding at December 31, 2020	—	$—
RSUs expected to vest at December 31, 2020	—	$—

As of December 31, 2020, the Company had no unrecognized stock-based compensation expense for its outstanding RSU awards.

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2020	2019	2018
Research and development	$348	$522	$994
General and administrative	661	996	1,682
Total share-based compensation expense	$1,009	$1,518	$2,676

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$771	$551
Prepaid taxes	129	147
Prepaid - other	39	108
Total	$939	$806

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$406	$405
Computers and hardware	48	48
Software	80	107
Furniture and office equipment	49	49
Total property and equipment	583	609
Less: accumulated depreciation and amortization	(216)	(148)
Property and equipment, net	$367	$461

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2020 and 2018, respectively and was an insignificant amount for the year ended December 31, 2019.

Note 7: Investments

In connection with the Reneo and Anteris License Agreements, the Company has received equity interests representing a minority equity interest in each investee.  In each case, the Company’s investment is measured at cost less impairment, adjusted for any changes in observable prices, because the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the investees.  The investments were initially recognized at fair value and are classified as long-term investments in the Company’s Consolidated Balance Sheets.

As of December 31, 2020, the Company’s equity investments without readily determinable fair values assessed under the measurement alternative consist of the following:

	December 31,
	2020	2019
Reneo common stock	$2,480	$2,480
Anteris preferred stock	4,245	—
Total	$6,725	$2,480

The Company received its investment in Anteris preferred stock as consideration under the Anteris License Agreement entered into on December 11, 2020.  The fair value of the investment was derived from the transaction prices of other securities sold using a market approach.  The investment qualifies as Level 3 under the fair value hierarchy as it was valued using unobservable inputs including volatility and risk-free rate assumptions which were 125.0% and 0.37%, respectively.

No adjustments have been made to the value of the Company’s investment in either Reneo or Anteris since their initial measurement either due to impairment or based on observable price changes.

Note 8: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$1,925	$2,232
Accrued development costs	2,581	3,148
Accrued compensation and related costs	1,594	1,559
Accrued other	20	129
Total	$6,120	$7,068

Note 9: Leases

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

At December 31, 2020, the weighted average incremental borrowing rate and remaining lease term for the operating leases held by the Company were 13.1% and 4.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of December 31, 2020 were as follows (in thousands):

2021	$255
2022	261
2023	268
2024	275
2025	23
Thereafter	—
Total lease payments	1,082
Less: imputed interest	(251)
Present value of lease liabilities	$831

Operating lease cost was $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.  During the year ended December 31, 2020, cash paid for operating leases was $0.2 million.

The Company had recognized an asset retirement obligation for an obligation in its old facility lease that required the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. As no amounts were required to be paid upon exit of the lease, the asset retirement obligation was reversed during the year ended December 31, 2020.  Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $0.3 million at December 31, 2019. An immaterial amount of accretion and depreciation expense was recognized in the years ended December 31, 2019 and 2018

Note 10: Notes Payable

Notes payable consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Notes payable under the Loan Agreement	$—	$4,896
Short-term financing	84	144
Accreted final payment	—	1,132
Total notes payable	84	6,172
Less: Current portion	(84)	(6,172)
Total notes payable, net of current portion	$—	$—

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

Each loan tranche bore interest at a floating rate equal to 10.5% plus the amount by which the one-month LIBOR exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche required only monthly interest payments until May 1, 2018 followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the Third Amendment, the maturity date of the first tranche was extended to September 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million originally due on May 1, 2020 was extended to September 1, 2020 as part of the Third Amendment, or such earlier date specified in the Loan Agreement.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the Second Amendment, the maturity date of the second tranche was extended to January 1, 2021.  In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement.  In connection with the Second Amendment, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement.  The total amount of the payment was increased to $0.8 million as a result of the Second and Third Amendments.  For each of the first and second tranches, the combined Second and Third Amendment required only monthly interest payments on the outstanding principal balance for the amounts due from April 1, 2020, through August 1, 2020.  As amended, the remaining principal balance and final interest payment under the first tranche was paid upon maturity.  Further, the Second and Third Amendments require equal monthly principal payments plus accrued interest for the second tranche beginning September 1, 2020 through the scheduled maturity on January 1, 2021.  The full amount outstanding under both the first and second tranches, including the related final interest payments were paid in accordance with the scheduled maturities, with the final payment made prior to December 31, 2020.

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

The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets.  As a result of the termination of the STEADFAST Study, the Company granted the Lenders a first priority security interest in all of the Company’s intellectual property, subject to certain limited exceptions.  The Company agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.  Upon full repayment and termination of the Loan Agreement in December 2020, these security interests and pledges have been extinguished.

The Loan Agreement included customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries.  The Loan Agreement did not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance from time-to-time in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement.  The Loan Agreement included customary events of default, including payment defaults, covenant defaults, and material adverse change default.  Upon full repayment and termination of the Loan Agreement in December 2020, the associated covenants terminated.

The Company incurred $0.7 million of costs in connection with the Loan Agreement in the year ended December 31, 2016.  These costs, along with the allocated fair value of the Warrants issued of $0.9 million, were treated as a debt discount, and are offset against the carrying value of the notes payable in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019.  These costs will be recognized as interest expense over the term of the first tranche using the effective interest method.  The Second and Third Amendments were considered modifications to the existing agreement for accounting purposes.  As such, the Company determined a new effective interest rate of 21.5% on the debt considering the remaining unamortized cost and the increases to the final payment for the second tranche as a result of these amendments.  The related costs were amortized and the final payments for the first and second loan tranches were accrued as additional interest expense, using the effective interest method over the remaining term of the Loan Agreement

The Company recorded interest expense related to the Loan Agreement of $0.7 million, $1.8 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 11: Commitments and Contingencies

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, prior to its amendment in January 2021, vTv LLC was obligated to act as the sponsor of the Phase 2 MRCT should Huadong require it to do so.  The Phase 2 MRCT was to include sites in both US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and was to be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC was responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.  In connection with the First Huadong Amendment, discussed further in Note 20, the Company’s obligation to sponsor and contribute funding to the Phase 2 MRCT was eliminated from the Huadong License Agreement.

Note 12: Stockholders’ Equity

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

During the year ended December 31, 2020, the Company sold 5,480,941 shares of Class A common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $13.0 million, respectively. After offering costs and sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds for the year ended December 31, 2020 were approximately $12.5 million.

As discussed further in Note 20, on January 14, 2021, the Company filed a prospectus supplement increasing the aggregate offering price available under the ATM Offering by $5.5 million.

Lincoln Park Capital Transaction

On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the Purchase Agreement.  The Company filed a registration statement to register 5,331,306 shares which became effective on December 8, 2020.

As a result, on November 24, 2020, 425,725 newly issued shares of the Company’s common stock, equal to 1.5% percent of the $47.0 million availability, were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s Class A common stock under the agreement.  Upon effectiveness of the registration statement, 963,855 newly issued shares of Class A common stock, valued at $2.08 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $2.0 million.

Over the 36-month term of the LPC Purchase Agreement, for up to an aggregate amount of $47,000,000 of shares of Class A common stock (subject to certain limitations and conditions), the Company has the right, but not the obligation, from time to time, in its sole discretion, to direct Lincoln Park to purchase up to 250,000 shares per day (the “Regular Purchase Share Limit”) of the Class A common stock (each such purchase, a “Regular Purchase”). The Regular Purchase Share Limit will increase to 275,000 shares per day if the closing price of the Class A common stock on the applicable purchase date is not below $4.00 per share and will further increase to 300,000 shares per day if the closing price of the Class A common stock on the applicable purchase date is not below $5.00 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $2,000,000. The purchase price for shares of Class A common stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for the Class A common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sales prices for the Class A common stock during the 10 consecutive trading days prior to the purchase date.

If the Company directs Lincoln Park to purchase the maximum number of shares of Class A common stock that the Company may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the LPC Purchase Agreement, the Company may direct Lincoln Park to make an “accelerated purchase” and an “additional accelerated purchase”, each of an additional number of shares of Class A common stock which may not exceed the lesser of: (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of the Common Stock traded during a specified period on the applicable purchase date as set forth in the LPC Purchase Agreement. The purchase price for such shares will be the lesser of (i) 97% of the volume weighted average price of the Class A common stock over a certain portion of the date of sale as set forth in the LPC Purchase Agreement and (ii) the closing sale price of the Class A common Stock on the date of sale (an “Accelerated Purchase”). Under certain circumstances and in accordance with the LPC Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.

The LPC Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of its Class A common stock if those shares, when aggregated with all other shares of Class A common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of Class A common stock as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

Under applicable rules of the Nasdaq Global Select Market, the Company may not issue or sell to Lincoln Park under the LPC Purchase Agreement more than 19.99% of the shares of the Class A common stock outstanding immediately prior to the execution of the LPC Purchase Agreement (the “Exchange Cap”) (or 14,768,682 shares, based on 73,880,351 shares outstanding immediately prior to the execution of the LPC Purchase Agreement), unless (i) stockholder approval is obtained or (ii) the issuances and sales of Class A common stock pursuant to the LPC Purchase Agreement are not deemed to be “below market” in accordance with the applicable rules of Nasdaq.

The LPC Purchase Agreement does not limit the Company’s ability to raise capital from other sources at its sole discretion, except that, subject to certain exceptions, the Company may not enter into another “equity line” or similar transaction.

The LPC Purchase Agreement and Registration Rights Agreement each contain customary representations, warranties, and agreements of the Company and Lincoln Park, indemnification rights and other obligations of the parties. The offering of Class A common stock pursuant to the LPC Purchase Agreement will terminate on the date that all shares offered by the LPC Purchase Agreement have been sold or, if earlier, the expiration or termination of the LPC Purchase Agreement. The Company has the right to terminate the LPC Purchase Agreement at any time, without fee, penalty or cost to the Company.

The net proceeds under the LPC Purchase Agreement to the Company will depend on the frequency and prices at which shares of Class A common stock are sold to Lincoln Park. Actual sales of shares of Class A common stock to Lincoln Park under the LPC Purchase Agreement and the amount of such net proceeds will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Class A common stock and determinations by the Company as to other available and appropriate sources of funding for the Company.  Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of Class A common stock.

Letter Agreement Warrants

   The Company has entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, the Company has or had the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share, and

MacAndrews has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.  Certain terms of each of these Letter Agreements are set forth in Note 14.

The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.  During the years ended December 31, 2020, 2019 and 2018 the Company recognized income/(expense) of $0.3 million, $0.8 million and $(0.6) million, respectively, related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other income (expense), related party in the Consolidated Statements of Operations.

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

Loan Agreement Warrants

On October 28, 2016, the Company entered into the Loan Agreement as discussed in Note 10.  In connection with the Loan Agreement, the Company issued to the Lenders Warrants to purchase a total of 152,580 shares of the Company’s Class A Common Stock at an exercise price of $6.39 per share.  Additionally, upon funding of the second tranche on March 24, 2017, the Company issued Warrants to purchase 38,006 shares of its Class A Common Stock at a per share exercise price of $5.92 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement.   The Warrants will expire seven years from their date of issuance.

Note 13: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 29.9% noncontrolling interest in vTv LLC (see Note 1).  The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2020 and 2019, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $83.9 million and $40.2 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2020	2019	2018
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(8,499)	$(17,913)	$(8,650)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(8,943)	(17,971)	(19,456)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(17,442)	$(35,884)	$(28,106)

Note 14: Related-Party Transactions

MacAndrews & Forbes Incorporated

MacAndrews directly or indirectly controls 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2020, MacAndrews directly or indirectly holds 36,606,212 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 77.4% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019
Shares available to be issued under related warrants	198,267	518,654	340,534
Exercise price of related warrants	$5.04	$1.53	$2.12
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025
Total shares issued as of December 31, 2020	2,283,105	7,518,797	5,434,783
Remaining shares to be issued as of December 31, 2020	—	—	—

	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$1.65	$1.46	$1.60
Expiration date of letter agreement	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	—	400,990	365,472
Exercise price of related warrants	$—	$1.68	$1.84
Expiration date of related warrants		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2020	5,454,546	6,849,316	6,250,000
Remaining shares to be issued as of December 31, 2020	—	—	—

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

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors.  As of December 31, 2020, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2020.

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

Note 15: Employee Benefit Plan

The Company has a 401(k) retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.1 million, $0.1 million and $0.2 million to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  The Company did not record an income tax provision for the year ended December 31, 2020.  The Company recorded an income tax provision of  $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.

As discussed in Note 14, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2020.

In December 2019, the FASB issued ASU 2019-12, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of ASU 2019-12 in 2021 is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, and (iv) enhanced recoverability of AMT tax credits.  Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2020	2019	2018
U.S. statutory tax benefit	$(2,688)	$(4,586)	$(4,966)
Partnership income (federal) not subject to tax to the Company	904	1,868	3,346
Foreign withholding tax	—	79	200
State taxes (net of federal benefit)	(13)	134	(224)
Research and development tax credit	(138)	(231)	(1,122)
Other	75	(81)	(168)
Change in valuation allowance	1,860	2,917	3,134
Provision for income taxes	$—	$100	$200
Effective income tax rate	0.0%	-0.5%	-0.8%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17,338	$14,540
R&D Tax Credit carryforwards	1,587	1,517
Investment in partnerships	(1,520)	(511)
Charitable contributions	12	11
Total deferred tax assets	17,417	15,557
Valuation allowance	(17,417)	(15,557)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  During the year ended December 31, 2020, the Company’s valuation allowance increased by $1.9 million.

The Company has federal net operating loss carryforwards of $79.1 million that will be available to offset future taxable income.  Approximately, $40.0 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income.  The remaining $39.1 million may be carried forward indefinitely but are only available to offset 80% of future taxable income.  The Company has federal research and development tax credits of $1.6 million which expire in varying amounts starting in 2035 to 2040.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2020, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2020.

The Company files U.S. federal, New York, North Carolina and Virginia tax returns.  The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2016 to 2019.

Note 17: Restructuring

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

As of and during the year ended December 31, 2018, the Company had recognized an accrual and related expense of $0.3 million related to these severance benefits. During the year ended December 31, 2019, the Company made cash payments of $0.3 million related to these severance benefits and recognized an immaterial amount of expense related to this plan. The related expense has been recognized as a component of research and development and general and administrative expense within the Consolidated Statements of Operations based on the responsibilities of the impacted employees.  There were no accruals recorded for these actions within the Consolidated Balance Sheet as of December 31, 2020 or 2019.

Note 18: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2020, 2019 and 2018 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(12,802)	$(21,938)	$(23,845)
Less: Net loss attributable to noncontrolling interests	(4,303)	(8,894)	(15,934)
Net loss attributable to vTv Therapeutics Inc.	(8,499)	(13,044)	(7,911)
Less: Deemed distribution to related party (Note 13)	—	(4,869)	(739)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(8,499)	$(17,913)	$(8,650)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	47,137,917	30,292,030	12,449,236
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.18)	$(0.59)	$(0.69)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2020	2019	2018
Class B Common Stock (1)	23,094,221	23,094,221	23,094,221
Common stock options granted under the Plan	4,453,357	2,531,143	1,767,503
Restricted stock units	—	11,667	23,333
Common stock options granted under the Letter Agreement	—	6,250,000	4,619,566
Common stock warrants	2,014,503	2,014,503	1,248,041
Total	29,562,081	33,901,534	30,752,664

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

The fair value of the Company’s Loan Agreement was considered to approximate its carrying value because it bore interest at a variable interest rate.

The Company measures the value of its investments in Reneo and Anteris at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  Since acquiring the Reneo and Anteris investments, there have been no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s investments in Reneo and Anteris has not been remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2020, 2019 and 2018 (in thousands):

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,871	$—	$—	$2,871
Total	$2,871	$—	$—	$2,871

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,601	$—	$—	$2,601
Total	$2,601	$—	$—	$2,601
(1)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2020, 2019 and 2018
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2020
Warrant liability, related party	$2,601	$270	$—	$—	$2,871
Total	$2,601	$270	$—	$—	$2,871

2019
Warrant liability, related party	2,436	(827)	992	—	2,601
Total	$2,436	$(827)	$992	$—	$2,601

2018
Warrant liability, related party	492	638	1,306	—	2,436
Total	$492	$638	$1,306	$—	$2,436

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2020, 2019 and 2018.  Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations

The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Expected volatility	120.53% - 142.07%	128.16%	110.76% - 123.83%	115.20%
Risk-free interest rate	0.26% - 0.50%	0.39%	1.69% - 1.83%	1.74%

The weighted average expected volatility and risk-free interest rate was based on the relative fair values of the warrants.

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants. For the Company’s warrants, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 20: Subsequent Events

On January 14, 2021, the Company filed a prospectus supplement in connection with the ATM Offering to increase the size of the at-the-market offering pursuant to which the Company may offer and sell, from time to time, through or to Cantor, as sales agent or principal, shares of the Company’s Class A Common Stock, by an aggregate offering price of $5.5 million.  No shares of Class A Common Stock have been sold under the ATM Offering subsequent to December 31, 2020.

Subsequent to December 31, 2020, the Company exercised its right under the LPC Purchase Agreement to cause Lincoln Park to purchase 3.5 million shares of its Class A Common Stock for total gross proceeds of $8.0 million.

On January 14, 2021, the Company entered into the First Huadong Amendment which eliminates the Company’s obligation to sponsor the Phase 2 MRCT and corresponding obligation to contribute up to $3.0 million in support of such trial. The amendment also reduced the total potential development and regulatory milestone payments by $3.0 million.