Form 10-Q
period 2021-03-31
vTv Therapeutics Inc.
filed 2021-05-05
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 5, 2021
Class A common stock, par value $0.01 per share	58,013,630
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,449	$5,747
Accounts receivable, net	2	158
Prepaid expenses and other current assets	710	939
Current deposits	60	371
Total current assets	9,221	7,215
Property and equipment, net	344	367
Operating lease right-of-use assets	464	482
Long-term investments	6,725	6,725
Total assets	$16,754	$14,789
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,965	$6,120
Current portion of operating lease liabilities	162	155
Current portion of contract liabilities	35	31
Current portion of notes payable	—	84
Total current liabilities	5,162	6,390
Contract liabilities, net of current portion	18	1,009
Operating lease liabilities, net of current portion	633	676
Warrant liability, related party	4,519	2,871
Other liabilities	50	50
Total liabilities	10,382	10,996
Commitments and contingencies
Redeemable noncontrolling interest	62,647	83,895
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized, 57,571,904 and 54,050,710 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	576	541
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of March 31, 2021 and 23,094,221 as of December 31, 2020	232	232
Additional paid-in capital	217,647	209,161
Accumulated deficit	(274,730)	(290,036)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(56,275)	(80,102)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$16,754	$14,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$987	$8
Operating expenses:
Research and development	3,103	4,204
General and administrative	2,164	2,450
Total operating expenses	5,267	6,654
Operating loss	(4,280)	(6,646)
Other (expense) income – related party	(1,648)	(363)
Interest income	1	12
Interest expense	—	(168)
Loss before income taxes and noncontrolling interest	(5,927)	(7,165)
Income tax provision	15	—
Net loss before noncontrolling interest	(5,942)	(7,165)
Less: net loss attributable to noncontrolling interest	(1,701)	(2,441)
Net loss attributable to vTv Therapeutics Inc.	$(4,241)	$(4,724)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,241)	$(4,724)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.08)	$(0.11)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	56,472,535	43,462,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended March 31, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(1,701)	—	—	—	—	—	(4,241)	(4,241)
Share-based compensation	—	—	—	—	—	436	—	436
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,500,000	35	—	—	8,003	—	8,038
Change in redemption value of noncontrolling interest	(19,547)	—	—	—	—	—	19,547	19,547
Balances at March 31, 2021	$62,647	57,571,904	$576	23,093,860	$232	$217,647	$(274,730)	$(56,275)

For the three months ended March 31, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(2,441)	—	—	—	—	—	(4,724)	(4,724)
Share-based compensation	—	—	—	—	—	380	—	380
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	3,750,000	38	—	—	5,962	—	6,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	14,454	—	—	—	—	—	(14,454)	(14,454)
Balances at March 31, 2020	$52,196	44,680,189	$447	23,094,221	$232	$190,200	$(252,700)	$(61,821)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss before noncontrolling interest	$(5,942)	$(7,165)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	23	27
Share-based compensation expense	436	380
Change in fair value of warrants, related party	1,648	363
Amortization of debt discount	—	47
Changes in assets and liabilities:
Accounts receivable	156	—
Prepaid expenses and other assets	540	465
Accounts payable and accrued expenses	(1,173)	331
Contract liabilities	(987)	(8)
Other liabilities	—	—
Net cash used in operating activities	(5,299)	(5,560)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	—	6,000
Proceeds from issuance of Class A Common Stock, net of offering costs	8,038	—
Proceeds from exercise of stock options	47	—
Repayment of notes payable	(84)	(1,811)
Net cash provided by financing activities	8,001	4,189
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,702	(1,371)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	5,747	4,277
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$8,449	$2,906

Non-cash activities:
Change in redemption value of noncontrolling interest	$(19,547)	$14,454

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2021, various holders own non-voting interests in vTv LLC, representing a 28.6% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 71.4% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 10). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC.  However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through March 31, 2021, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of March 31, 2021, the Company had an accumulated deficit of $274.7 million and has generated net losses in each year of its existence.

As of March 31, 2021, the Company’s liquidity sources included cash and cash equivalents of $8.4 million and remaining availability of $5.5 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”).  See Note 10 for further details.

As of March 31, 2021, the Company also had the ability to sell an additional 441,726 shares of Class A Common Stock under the LPC Purchase Agreement based on the number of shares initially registered.  The extent to which the Company utilizes the LPC Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock and the extent to which the Company is able to secure funds from other sources. The number of shares that the Company may sell to Lincoln Park under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, the Company and Lincoln Park may not effect any sales of shares of our Class A Common Stock under the LPC Purchase Agreement during the continuance of an event of default under the LPC Purchase Agreement.

Based on the Company’s current operating plan, management believes that its current cash and cash equivalents, the amounts raised under the LPC Purchase Agreement through May 5, 2021 and the remaining availability under the ATM Offering, will allow the Company to meet its liquidity requirements through the end of the third quarter, which is less than twelve months from the issuance of these Condensed Consolidated Financial Statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating several financing strategies to provide continued funding which may include additional direct equity investments or future public offerings of our common stock.  The timing and availability of such financing is not yet known and we cannot be certain that additional financing will be available on acceptable terms, or at all. Even if we are able to obtain additional debt or equity financing, it may contain restrictions on our operations or cause substantial dilution to our stockholders.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021, Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The December 31, 2020 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

One and two customers represented 100% of the revenue earned during the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The revenue related to this performance obligation has been fully recognized and no revenue related to this performance obligation was recognized for the three months ended March 31, 2021 and 2020.  There have been no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three months ended March 31, 2021 and 2020.

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

On January 14, 2021, the Company entered into the First Huadong Amendment which eliminated the Company’s obligation to sponsor a multi-region clinical trial (the “Phase 2 MRCT”), and corresponding obligation to contribute up to $3.0 million in support of such trial. The amendment also reduced the total potential development and regulatory milestone payments by $3.0 million.

Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT.  Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC Topic 606 and performed a reallocation of the transaction price among the remaining performance obligations.  This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch up basis.  The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed.   The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.

The significant performance obligations under this license agreement, as amended, were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date, (iii) the Company’s obligation to participate on a joint development committee (the “JDC”), and (iv) other obligations considered to be de minimis in nature.

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of March 31, 2021.  In connection with the First Huadong Amendment, the Company recognized approximately $1.0 million of revenue related to this performance obligation during the three months ended March 31, 2021 due to the reallocation of the transaction price among the performance obligations remaining after the First Huadong Amendment.  No revenue related to this combined performance obligation was recognized during the three months ended March 31, 2020.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of March 31, 2021 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2021 was $0.1 million.  An immaterial amount of revenue for this performance obligation has been recognized during the three months ended March 31, 2021.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended March 31, 2021 other than the reallocation of the original transaction price among the performance obligations in connection with the First Huadong Amendment as discussed above.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of March 31, 2021.  No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three months ended March 31, 2021.

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

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  As of December 31, 2020, the transaction price consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million.  The remaining milestone payments that the Company is eligible to receive were not included in the transaction price as of December 31, 2020, as it was not considered probable that such payments will be received.  The revenue related to this performance obligation was fully recognized as of December 31, 2020 as the technology transfer services were considered complete. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three months ended March 31, 2021 and 2020

JDRF Agreement

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

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of March 31, 2021, the Company had received funding under this agreement of $3.0 million.  Research and development costs have been offset by a total of $3.0 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current portion of contract liabilities	$35	$31
Contract liabilities, net of current portion	18	1,009
Total contract liabilities	$53	$1,040

The change in the Company’s contract liabilities for the three months ended March 31, 2021 was due to the recognition of amounts included in the contract liability at the beginning of the period caused by the reallocation of the transaction price in connection with the First Huadong Amendment discussed above.

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2021, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $3.3 million, which is expected to be recognized over a weighted average period of 2.4 years.  There were no options granted during the three months ended March 31, 2021 and 2020. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2021 was $2.0 million.

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2020	4,453,357	$4.41
Exercised	(20,833)	2.24
Forfeited	(28,121)	15.00
Awards outstanding at March 31, 2021	4,404,403	$4.35
Options exercisable at March 31, 2021	2,135,504	$6.74
Weighted average remaining contractual term	6.1 Years
Options vested and expected to vest at March 31, 2021	4,157,649	$4.49
Weighted average remaining contractual term	7.7 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$176	$133
General and administrative	260	247
Total share-based compensation expense	$436	$380

Note 5:	Investments

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

As of December 31, 2020, the Company’s equity investments without readily determinable fair values assessed under the measurement alternative consist of the following:

	March 31, 2021	December 31, 2020
Reneo common stock	$2,480	$2,480
Anteris preferred stock	4,245	4,245
Total	$6,725	$6,725

No adjustments have been made to the value of the Company’s investment in either Reneo or Anteris since their initial measurement either due to impairment or based on observable price changes.

Note 6:	Notes Payable

In October 2016, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Silicon Valley Bank, under which the Company and vTv LLC borrowed $20.0 million.  On April 1, 2020, the Company entered into an amendment to the Loan Agreement (the “Second Amendment”) and on July 29, 2020, the Company entered into the Third Amendment to the Loan Agreement.  These amendments extended the maturity dates of the loans and adjusted the minimum cash balance and, in certain instances, provided for interest only payments for certain periods.  The Company fully repaid the amounts due under the Loan Agreement in December 2020 in accordance with the stated terms of the agreement as amended and the agreement was then terminated.

Each loan tranche bore interest at a floating rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  As amended, the first tranche required only monthly interest payments until May 1, 2018 followed by monthly payments of principal plus accrued interest through the amended maturity date on September 1, 2020.   In addition, a final payment for the first tranche loan equal to $0.8 million was due on September 1, 2020, or such earlier date specified in the Loan Agreement, as amended.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche required only monthly interest payments until October 1, 2018 followed by monthly payments of principal plus accrued interest through the amended maturity date on January 1, 2021.  In addition, a final payment for the second tranche loan equal to $0.8 million was due on January 1, 2021, or such earlier date specified in the Loan Agreement as amended.

  The Second and Third Amendments were considered modifications to the existing agreement for accounting purposes.  As such, the Company determined a new effective interest rate of 21.5% on the debt considering the remaining unamortized cost and the increases to the final payment for the second tranche as a result of these amendments.  The related costs were amortized and the final payments for the first and second loan tranches were accrued as additional interest expense, using the effective interest method over the term of the Loan Agreement.

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

Huadong License Agreement

Under the terms of the Huadong License Agreement, prior to its amendment in January 2021, vTv LLC was obligated to act as the sponsor of the Phase 2 MRCT should Huadong require it to do so.  The Phase 2 MRCT was to include sites in both US and the Huadong License Territory for the purpose of assessing the safety and efficacy of TTP273 in patients with type 2 diabetes and was to be designed to satisfy the requirements of the China Food and Drug Administration necessary in order for Huadong to begin a Phase 3 clinical trial in China.  vTv LLC was responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT.  In connection with the First Huadong Amendment, discussed further in Note 3, the Company’s obligation to sponsor and contribute funding to the Phase 2 MRCT was eliminated from the Huadong License Agreement.

Note 8:	Leases

The Company leases office space for its headquarters location under an operating lease.  This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor.  The lease includes an option to renew for a five-year term as well as an option to terminate after three years, neither of which have been recognized as part of its related right of use assets or lease liabilities as their election is not considered reasonably certain.  Further, this lease does not include any material residual value guarantee or restrictive covenants.

At each of March 31, 2021 and December 31, 2020, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At March 31, 2021 and December 31, 2020, the weighted average remaining lease terms for the operating leases held by the Company were 3.8 years and 4.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of March 31, 2021 were as follows (in thousands):

2021 (remaining nine months)	$192
2022	261
2023	268
2024	275
2025	23
Thereafter	—
Total lease payments	1,019
Less: imputed interest	(224)
Present value of lease liabilities	$795

Operating lease cost and the related operating cash flows for the three months ended March 31, 2021 and 2020 were immaterial amounts.

Note 9:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 28.6% noncontrolling interest in vTv LLC outstanding as of March 31, 2021 (see Note 10). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $62.6 million and $83.9 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2021	2020
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,241)	$(4,724)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(2,410)	(2,423)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(6,651)	$(7,147)

Note 10:	Stockholders’ Equity

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

During the three months ended March 31, 2021 and 2020, the Company did not sell any shares under the ATM Offering.

Lincoln Park Capital Transaction

On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the LPC Purchase Agreement.  During the three months ended March 31, 2021, the Company sold 3,500,000 shares under the LPC Purchase Agreement for total proceeds of $8.0 million.

Note 11:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of March 31, 2021, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 36,606,212 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 74.0% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of the December 23, 2019 Letter Agreement are set forth in the table below:

December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million
Specified purchase price per share	$1.60
Expiration date of letter agreement	December 23, 2020
Shares available to be issued under related warrants	365,472
Exercise price of related warrants	$1.84
Expiration date of related warrants	December 23, 2026
Total shares issued as of March 31, 2021	6,250,000
Remaining shares to be issued as of March 31, 2021	—

The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of March 31, 2021, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2021.

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

Note 12:	Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the three months ended March 31, 2021 was a de minimis amount related to foreign withholding taxes.  The Company did not record an income tax provision for the three months ended March 31, 2020.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at March 31, 2021 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2021.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(5,942)	$(7,165)
Less: Net loss attributable to noncontrolling interests	(1,701)	(2,441)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,241)	(4,724)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	56,472,535	43,462,551
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.08)	$(0.11)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2021	March 31, 2020
Class B Common Stock (1)	23,093,860	23,094,221
Common stock options granted under the Plan	4,404,403	2,531,143
Common stock options granted under Letter Agreements	—	2,500,000
Common stock warrants	2,014,503	2,014,503
Total	29,512,766	30,139,867

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

The Company measures the value of its equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three months ended March 31, 2021 and 2020, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s equity investments was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$4,519	$—	$—	$4,519
Total	$4,519	$—	$—	$4,519

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,871	$—	$—	$2,871
Total	$2,871	$—	$—	$2,871

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of its own stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2021
Warrant liability, related party	$2,871	$1,648	$—	$—	$4,519
Total	$2,871	$1,648	$—	$—	$4,519

2020
Warrant liability, related party	$2,601	$363	$—	$—	$2,964
Total	$2,601	$363	$—	$—	$2,964

During the three months ended March 31, 2021 and 2020, the Company recognized a loss of $1.6 million and a loss of $0.4 million, respectively, related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	124.11% - 148.12%	132.12%	120.53% - 142.07%	128.16%
Risk-free interest rate	0.55% - 1.10%	0.87%	0.26% - 0.50%	0.39%

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

Subsequent to March 31, 2021, the Company has issued an additional 441,726 shares of Class A common stock under the LPC Purchase Agreement for total gross proceeds of approximately $1.0 million.

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of diseases. Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for psoriasis (HPP737). We completed the Simplici-T1 Study, an adaptive Phase 1b/2 study supported by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes at the beginning of 2020.  In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo. In April 2021, we announced that the U.S. Food and Drug Administration granted Breakthrough Therapy designation to TTP399 for the treatment of type 1 diabetes. We are working on the design for pivotal and registrational studies for TTP399 and are seeking input from the FDA in connection with the grant of Breakthrough Therapy designation.  In addition to the pivotal studies of TTP399, we are currently conducting a Phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal.

We are also conducting a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  The goal of this study is to confirm the maximum tolerated dose with minimal or no gastrointestinal (“GI”) intolerance in the form of nausea, vomiting or diarrhea. We expect to complete this study in the third quarter of 2021.

In addition to our internal development programs, we are furthering the clinical development of four other programs: a small molecule GLP-1r agonist, the PDE4 inhibitor, HPP737, a PPAR-δ agonist, and an Nrf2 activator through partnerships with pharmaceutical partners via licensing arrangements.

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program –TTP399

We are conducting a phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal. We proposed the mechanistic study to the FDA and the FDA recommended that the study be performed in support of the planned pivotal trials.  The results of this mechanistic study will provide additional evidence to support the effects of TTP399 on diabetic ketoacidosis (“DKA”) in patients with type 1 diabetes. We expect to report top-line results in the third quarter of 2021.

On April 13, 2021, we announced that the FDA has granted Breakthrough Therapy designation for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. Based on the receipt of this designation, we are engaging with the FDA to discuss the continued development of TTP399 as a potential treatment of type 1 diabetes.  The results of such discussions will inform our pivotal study trial design.

Our Psoriasis Program - HPP737

We are conducting a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis development program.  The goal of this study is to continue multiple-dose escalation to define a maximum tolerated dose characterized by minimal or no gastrointestinal intolerance (i.e., nausea, vomiting or diarrhea). We expect to report top-line results from this study in the third quarter of 2021.  Based upon the outcome of the multiple-dose escalation study, we plan to initiate a phase 2 study to investigate HPP737 as a potential treatment of moderate to severe plaque psoriasis.

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

From our inception, including our predecessor companies, through March 31, 2021, we have incurred approximately $594.1 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct research and development expense:
Azeliragon	$712	$2,401
TTP399	268	400
HPP737	1,055	44
Other projects	76	26
Indirect research and development expense	993	1,333
Total research and development expense	$3,104	$4,204

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2021	2020	Change
Revenue	$987	$8	$979
Operating expenses:
Research and development	3,103	4,204	(1,101)
General and administrative	2,164	2,450	(286)
Total operating expenses	5,267	6,654	(1,387)
Operating loss	(4,280)	(6,646)	2,366
Interest income	1	12	(11)
Interest expense	—	(168)	168
Other expense, net	(1,648)	(363)	(1,285)
Loss before income taxes	(5,927)	(7,165)	1,238
Income tax provision	15	—	15
Net loss before noncontrolling interest	(5,942)	(7,165)	1,223
Less: net loss attributable to noncontrolling interest	(1,701)	(2,441)	740
Net loss attributable to vTv Therapeutics Inc.	$(4,241)	$(4,724)	$483

Revenue

Revenue for the three months ended March 31, 2021 relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment.  Revenue for the three months ended March 31, 2020 was insignificant.

Research and Development Expenses

Research and development expenses were $3.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in research and development expenses during the period of $1.1 million, or 26.2%, was primarily due to a decrease in clinical trial costs of $1.7 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.  This decrease was coupled with lower spending on TTP399 and indirect costs of approximately $0.4 million.  However, these decreases were offset by increased spending of $1.0 million related to the multiple ascending dose study for HPP737.

General and Administrative Expenses

General and administrative expenses were $2.2 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease of $0.3 million has been primarily driven by the refund of certain foreign taxes paid in connection with license agreements.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2020 and was related to the cash and non-cash interest for our previous Loan Agreement.  Since the Loan Agreement was fully repaid in December 2020, the Company did not incur any interest expense during the three months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2021, we have an accumulated deficit of $274.7 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of March 31, 2021, our liquidity sources included cash and cash equivalents of $8.4 million and amounts raised under the LPC Purchase Agreement through May 5, 2021.  Further, we had remaining availability of $5.5 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company could offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”).  See the “ATM Offering” section below for further details.  Based on our current operating plan, we believe that our current cash and cash equivalents, remaining funds available under the ATM Offering, if fully utilized, and amounts sold under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”) through May 5, 2021 will allow us to meet our liquidity requirements through the end of the third quarter.  These factors raise substantial doubt about our ability to continue as a going concern.  In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.

ATM Offering

We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A Common Stock having an aggregate offering price of up to $18.5 million.  We are not obligated to sell any shares under the Sales Agreement.  Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.  As of March 31, 2021, we have sold $13.0 million worth of Class A Common Stock under the ATM Offering for net proceeds of $12.5 million.

Lincoln Park Purchase Agreement

We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million.  In December 2020, we filed a registration statement to register 5,331,306 shares.  As of March 31, 2021, we have issued 4,889,580 of these registered shares and the remaining 441,726 were issued subsequent to March 31, 2021 for gross proceeds of approximately $1.0 million.

Over the 36-month term of the LPC Purchase Agreement, we have the right, but not the obligation, from time to time, in its sole discretion, to direct Lincoln Park to purchase up to 250,000 shares per day (the “Regular Purchase Share Limit”) of the Class A Common Stock (each such purchase, a “Regular Purchase”). The Regular Purchase Share Limit will increase to 275,000 shares per day if the closing price of the Class A Common Stock on the applicable purchase date is not below $4.00 per share and will further increase to 300,000 shares per day if the closing price of the Class A Common Stock on the applicable purchase date is not below $5.00 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $2,000,000. The purchase price for shares of Class A Common Stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for the Class A Common Stock on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sales prices for the Class A Common Stock during the 10 consecutive trading days prior to the purchase date.

If we direct Lincoln Park to purchase the maximum number of shares of Class A Common Stock that we may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the LPC Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” and an “additional accelerated purchase”, each of an additional number of shares of Class A Common Stock which may not exceed the lesser of: (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of the Common Stock traded during a specified period on the applicable purchase date as set forth in the LPC Purchase Agreement. The purchase price for such shares will be the lesser of (i) 97% of the volume weighted average price of the Class A Common Stock over a certain portion of the date of sale as set forth in the LPC Purchase Agreement and (ii) the closing sale price of the Class A Common Stock on the date of sale (an “Accelerated Purchase”). Under certain circumstances and in accordance with the LPC Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.

The LPC Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of its Class A Common Stock if those shares, when aggregated with all other shares of Class A Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of Class A Common Stock as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

Cash Flows

	Three Months Ended
	March 31,
	2021	2020
(dollars in thousands)
Net cash used in operating activities	$(5,299)	$(5,560)
Net cash provided by financing activities	8,001	4,189
Net increase (decrease) in cash and cash equivalents	$2,702	$(1,371)

Operating Activities

For the three months ended March 31, 2021, our net cash used in operating activities decreased $0.3 million from the three months ended March 31, 2020 due primarily to working capital changes.

Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2021 or 2020.

 Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities increased by $3.8 million from the three months ended March 31, 2020, driven by decreases in payments on loans due to the full repayment of the Loan Agreement in December 2020 and higher sales of shares of our Class A Common Stock during the three months ended March 31, 2021.

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

Based on our current operating plan, we believe that our current cash and cash equivalents, availability under the ATM Offering and amounts raised under the LPC Purchase Agreement through May 5, 2021 will allow us to meet our liquidity requirements through the end of the third quarter of 2021.  In addition to the available cash and cash equivalents and other sources of liquidity, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates.  We are also evaluating several financing strategies to fund the clinical trials of TTP399 and HPP737, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known and we cannot be certain that additional financing will be available on acceptable terms, or at all. Even if we are able to obtain additional debt or equity financing, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	The progress, costs, results and timing of our planned trial(s) to evaluate TTP399 as a potential treatment of type 1 diabetes and our planned trial(s) of HPP737 as a potential treatment of psoriasis;
•	the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates in 2021.

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

Interest Rate Risk

We do not currently have any material interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1††

First Amendment to License Agreement, dated as of January 14, 2021 by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 24, 2021).

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

Date: May 5, 2021

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer