Form 10-Q
period 2021-06-30
vTv Therapeutics Inc.
filed 2021-08-04
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of August 4, 2021
Class A common stock, par value $0.01 per share	60,193,967
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,835	$5,747
Accounts receivable, net	—	158
Prepaid expenses and other current assets	313	939
Current deposits	124	371
Total current assets	11,272	7,215
Property and equipment, net	322	367
Operating lease right-of-use assets	444	482
Long-term investments	9,622	6,725
Total assets	$21,660	$14,789
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,855	$6,120
Current portion of operating lease liabilities	169	155
Current portion of contract liabilities	35	31
Current portion of notes payable	—	84
Total current liabilities	5,059	6,390
Contract liabilities, net of current portion	9	1,009
Operating lease liabilities, net of current portion	587	676
Warrant liability, related party	3,588	2,871
Other liabilities	50	50
Total liabilities	9,293	10,996
Commitments and contingencies
Redeemable noncontrolling interest	60,190	83,895
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 200,000,000 shares authorized and 60,193,967 outstanding as of June 30, 2021 and 100,000,000 authorized and 54,050,710 shares outstanding as of December 31, 2020	602	541
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of June 30, 2021 and 23,094,221 as of December 31, 2020	232	232
Additional paid-in capital	224,457	209,161
Accumulated deficit	(273,114)	(290,036)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(47,823)	(80,102)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$21,660	$14,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$9	$—	$996	$8
Operating expenses:
Research and development	2,437	2,509	5,540	6,713
General and administrative	2,242	1,695	4,406	4,145
Total operating expenses	4,679	4,204	9,946	10,858
Operating loss	(4,670)	(4,204)	(8,950)	(10,850)
Other income	2,898	—	2,898	—
Other (expense) income – related party	931	(565)	(717)	(928)
Interest income	—	—	1	12
Interest expense	—	(222)	—	(390)
Loss before income taxes and noncontrolling interest	(841)	(4,991)	(6,768)	(12,156)
Income tax provision	—	—	15	—
Net loss before noncontrolling interest	(841)	(4,991)	(6,783)	(12,156)
Less: net loss attributable to noncontrolling interest	(233)	(1,623)	(1,934)	(4,064)
Net loss attributable to vTv Therapeutics Inc.	$(608)	$(3,368)	$(4,849)	$(8,092)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(608)	$(3,368)	$(4,849)	$(8,092)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.01)	$(0.07)	$(0.08)	$(0.18)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	58,615,137	45,661,221	57,549,755	44,561,886

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended June 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2021	$62,647	57,571,904	$576	23,093,860	$232	$217,647	$(274,730)	$(56,275)
Net loss	(233)	—	—	—	—	—	(608)	(608)
Share-based compensation	—	—	—	—	—	452	—	452
Issuance of Class A Common Stock under ATM offering	—	2,180,337	22	—	—	5,313	—	5,335
Issuance of Class A Common Stock under LPC Agreement	—	441,726	4	—	—	1,045	—	1,049
Change in redemption value of noncontrolling interest	(2,224)	—	—	—	—	—	2,224	2,224
Balances at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)

For the three months ended June 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2020	$52,196	44,680,189	$447	23,094,221	$232	$190,200	$(252,700)	$(61,821)
Net loss	(1,623)	—	—	—	—	—	(3,368)	(3,368)
Share-based compensation	—	—	—	—	—	186	—	186
Issuance of Class A Common Stock under ATM offering	—	2,638,306	26	—	—	7,254	—	7,280
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	625,000	6	—	—	994	—	1,000
Change in redemption value of noncontrolling interest	12,805	—	—	—	—	—	(12,805)	(12,805)
Balances at June 30, 2020	$63,378	47,943,495	$479	23,094,221	$232	$198,634	$(268,873)	$(69,528)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the six months ended June 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(1,934)	—	—	—	—	—	(4,849)	(4,849)
Share-based compensation	—	—	—	—	—	888	—	888
Issuance of Class A Common Stock under ATM offering	—	2,180,337	22	—	—	5,313	—	5,335
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(21,771)	—	—	—	—	—	21,771	21,771
Balances at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)

For the six months ended June 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(4,064)	—	—	—	—	—	(8,092)	(8,092)
Share-based compensation	—	—	—	—	—	566	—	566
Issuance of Class A Common Stock under ATM offering	—	2,638,306	26	—	—	7,254	—	7,280
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	4,375,000	44	—	—	6,956	—	7,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	27,259	—	—	—	—	—	(27,259)	(27,259)
Balances at June 30, 2020	$63,378	47,943,495	$479	23,094,221	$232	$198,634	$(268,873)	$(69,528)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss before noncontrolling interest	$(6,783)	$(12,156)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	45	49
Share-based compensation expense	888	566
Change in fair value of investments	(2,897)	—
Change in fair value of warrants, related party	717	928
Amortization of debt discount	—	182
Changes in assets and liabilities:
Accounts receivable	158	5
Prepaid expenses and other assets	873	670
Accounts payable and accrued expenses	(1,302)	(384)
Contract liabilities	(996)	(8)
Other liabilities	—	(206)
Net cash used in operating activities	(9,297)	(10,354)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	—	7,000
Proceeds from issuance of Class A Common Stock, net of offering costs	14,422	7,280
Proceeds from exercise of stock options	47	—
Repayment of notes payable	(84)	(1,811)
Net cash provided by financing activities	14,385	12,469
Net increase in cash, cash equivalents and restricted cash and cash equivalents	5,088	2,115
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	5,747	4,277
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$10,835	$6,392

Non-cash activities:
Change in redemption value of noncontrolling interest	$(21,771)	$27,259

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements – Unaudited

(dollar amounts are in thousands, unless otherwise noted)

Note 1:	Description of Business, Basis of Presentation and Going Concern

Description of Business

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory disorders to minimize their long-term complications through end-organ protection.

Principles of Consolidation

vTv Therapeutics Inc. is a holding company and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary, which is a clinical-stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection.

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2021, various holders own non-voting interests in vTv LLC, representing a 27.7% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 72.3% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 10). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC.  However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through June 30, 2021, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of June 30, 2021, the Company had an accumulated deficit of $273.1 million and has generated net losses in each year of its existence.

As of June 30, 2021, the Company has cash and cash equivalents of $10.8 million.  To meet our future funding requirements into the third quarter of 2022, based on our current operating plans, the Company plans to rely primarily on its remaining availability of $50.0 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A Common Stock under the LPC Purchase Agreement based on the remaining number of registered shares.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2021, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The December 31, 2020 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

One customer represented 100% of the revenue earned during the three months and six months ended June 30, 2021.  Revenue for the three and six months ended June 30, 2020 was insignificant.

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Investments

Investments in entities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. The investments are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income (expense), net on the Condensed Consolidated Statements of Operations.

Equity investments without readily determinable fair value include ownership rights that do not provide the Company with control or significant influence and these investments do not have readily determinable fair values.  The Company has elected to measure its equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

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

The revenue related to this performance obligation has been fully recognized and no revenue related to this performance obligation was recognized for the three and six months ended June 30, 2021 and 2020.  There have been no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three and six months ended June 30, 2021 and 2020.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of March 31, 2021.  In connection with the First Huadong Amendment, the Company recognized approximately $1.0 million of revenue related to this performance obligation during the six months ended June 30, 2021 due to the reallocation of the transaction price among the performance obligations remaining after the First Huadong Amendment.  No revenue related to this combined performance obligation was recognized during the three months ended June 30, 2021 nor the three and six months ended June 30, 2020.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of June 30, 2021 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of June 30, 2021 was an insignificant amount.  An immaterial amount of revenue for this performance obligation has been recognized during the three and six months ended June 30, 2021.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three and six months ended June 30, 2021 other than the reallocation of the original transaction price among the performance obligations in connection with the First Huadong Amendment as discussed above.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of June 30, 2021.  No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and six months ended June 30, 2021.

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

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  As of December 31, 2020, the transaction price consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million.  The remaining milestone payments that the Company is eligible to receive were not included in the transaction price as of December 31, 2020, as it was not considered probable that such payments will be received.  The revenue related to this performance obligation was fully recognized as of December 31, 2020 as the technology transfer services were considered complete. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and six months ended June 30, 2021 and 2020

JDRF Agreement

In August 2017, the Company entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes.  The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes.  According to the terms of the JDRF Agreement, as amended, JDRF will provide research funding of up to $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of June 30, 2021, the Company had received funding under this agreement of $3.3 million.  Research and development costs have been offset by a total of $3.3 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Current portion of contract liabilities	$35	$31
Contract liabilities, net of current portion	9	1,009
Total contract liabilities	$44	$1,040

The change in the Company’s contract liabilities for the six months ended June 30, 2021 was due to the recognition of amounts included in the contract liability at the beginning of the period caused by the reallocation of the transaction price in connection with the First Huadong Amendment discussed above.

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of June 30, 2021, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $3.0 million, which is expected to be recognized over a weighted average period of 2.2 years.  The weighted average grant date fair value of option grants during the six months ended June 30, 2021 and 2020 was $2.21 and $2.26 per option, respectively.  The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2021 was $0.5 million.

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2020	4,453,357	$4.41
Granted	70,000	2.56
Exercised	(20,833)	2.24
Forfeited	(28,121)	15.00
Awards outstanding at June 30, 2021	4,474,403	$4.32
Options exercisable at June 30, 2021	2,148,776	$6.71
Weighted average remaining contractual term	5.8 Years
Options vested and expected to vest at June 30, 2021	4,256,790	$4.44
Weighted average remaining contractual term	7.5 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$180	$68	$356	$201
General and administrative	272	118	532	365
Total share-based compensation expense	$452	$186	$888	$566

Note 5:	Investments

In connection with the Reneo and Anteris License Agreements, the Company has received equity interests representing a minority equity interest in each investee.  Reneo completed its initial public offering in April 2021.  Prior to Reneo becoming a publicly-traded company, the Company’s investment in Reneo did not have a readily determinable fair value and was measured at cost less impairment under the measurement alternative.  Subsequent to Reneo’s initial public offering, the Company’s investment in Reneo is considered to have a readily determinable fair value and, as such, is adjusted to its fair value each period with changes in fair value recognized as a component of net loss.

The Company’s investment in Anteris does not have a readily determinable fair value and is measured at cost less impairment, adjusted for any changes in observable prices.  In each instance, the Company owns less than 20% of the voting equity of the investee and does not have the ability to exercise significant influence over the investees.  The investments are classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

The Company’s investments consist of the following:

	June 30, 2021	December 31, 2020
Equity investment with readily determinable fair value:
Reneo common stock	$5,378	$—

Equity investment without readily determinable fair values assessed under the measurement alternative:
Reneo common stock	—	2,480
Anteris preferred stock	4,245	4,245
Total	$9,623	$6,725

No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. During the three and six months ended June 30, 2021, the Company recognized an unrealized gain on its investment in Reneo of $2.9 million.  This gain was recognized as a component of other income in the Company’s Condensed Consolidated Statements of Operations.

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

At each of June 30, 2021 and December 31, 2020, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At June 30, 2021 and December 31, 2020, the weighted average remaining lease terms for the operating leases held by the Company were 3.6 years and 4.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of June 30, 2021 were as follows (in thousands):

2021 (remaining six months)	$128
2022	261
2023	268
2024	275
2025	23
Thereafter	—
Total lease payments	955
Less: imputed interest	(199)
Present value of lease liabilities	$756

Operating lease cost and the related operating cash flows for the six months ended June 30, 2021 and 2020 were immaterial amounts.

Note 9:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 27.7% noncontrolling interest in vTv LLC outstanding as of June 30, 2021 (see Note 10). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $60.2 million and $83.9 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(608)	$(3,368)	$(4,849)	$(8,092)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(115)	(3,006)	(2,525)	(5,429)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(723)	$(6,374)	$(7,374)	$(13,521)

Note 10:	Stockholders’ Equity

Amendment to Certificate of Incorporation

On May 4, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of shares of Class A Common Stock that the Company is authorized to issue from 100,000,000 shares of Class A Common Stock to 200,000,000 shares of Class A Common Stock, representing an increase of 100,000,000 shares of authorized Class A Common Stock, with a corresponding increase in the total authorized Common Stock, which includes Class A Common Stock and Class B Common Stock, from 200,000,000 to 300,000,000, and a corresponding increase in the total authorized capital stock, which includes Common Stock and preferred stock, from 250,000,000 shares to 350,000,000 shares.

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

On January 14, 2021 and June 25, 2021, the Company filed a prospectus supplement in connection with the ATM Offering to increase the size of the at-the-market offering pursuant to which the Company may offer and sell, from time to time, through or to Cantor, as sales agent or principal, shares of the Company’s Class A Common Stock, by an aggregate offering price of $5.5 million and $50.0 million, respectively.

During the three and six months ended June 30, 2021, the Company sold 2,180,337 shares of its Class A Common Stock under the ATM Offering for net proceeds of $5.3 million.  During the three and six months ended June 30, 2020, the Company sold 2,638,306 shares of its Class A Common Stock under the ATM Offering for net proceeds of $7.3 million.

Lincoln Park Capital Transaction

On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the LPC Purchase Agreement.  During the three and six months ended June 30, 2021, the Company sold 441,726 and 3,941,726 shares under the LPC Purchase Agreement, respectively.  Total proceeds from these sales were $1.0 million and $9.1 million for the three and six months ended June 30, 2021, respectively.

Note 11:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of June 30, 2021, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 36,606,212 shares of the Company’s Class A Common

Stock. As a result, MacAndrews’ holdings represent approximately 71.7% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Letter Agreements

The Company previously entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, the Company had the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share.  In connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.

Certain terms of the December 23, 2019 Letter Agreement are set forth in the table below:

December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million
Specified purchase price per share	$1.60
Expiration date of letter agreement	December 23, 2020
Shares available to be issued under related warrants	365,472
Exercise price of related warrants	$1.84
Expiration date of related warrants	December 23, 2026
Total shares issued as of June 30, 2021	6,250,000
Remaining shares to be issued as of June 30, 2021	—

The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of June 30, 2021, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2021.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended June 30, 2021.  The Company’s income tax provision for the six months ended June 30, 2021 was a de minimis amount related to foreign withholding taxes.  The Company did not record an income tax provision for the three and six months ended June 30, 2020.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at June 30, 2021 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2021.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(841)	$(4,991)	$(6,783)	$(12,156)
Less: Net loss attributable to noncontrolling interests	(233)	(1,623)	(1,934)	(4,064)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(608)	(3,368)	(4,849)	(8,092)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	58,615,137	45,661,221	57,549,755	44,561,886
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.01)	$(0.07)	$(0.08)	$(0.18)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	June 30, 2021	June 30, 2020
Class B Common Stock (1)	23,093,860	23,094,221
Common stock options granted under the Plan	4,474,403	2,617,393
Common stock options granted under Letter Agreements	—	1,875,000
Common stock warrants	2,014,503	2,014,503
Total	29,582,766	29,601,117

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

The Company measures the value of its equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three and six months ended June 30, 2021 and 2020, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s equity investments was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$5,378	$5,378	$—	$—
Total	$5,378	$5,378	$—	$—

Liabilities:
Warrant liability, related party (1)	$3,588	$—	$—	$3,588
Total	$3,588	$—	$—	$3,588

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,871	$—	$—	$2,871
Total	$2,871	$—	$—	$2,871

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of its own stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the six months ended June 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at June 30,
2021
Warrant liability, related party	$2,871	$717	$—	$—	$3,588
Total	$2,871	$717	$—	$—	$3,588

2020
Warrant liability, related party	$2,601	$928	$—	$—	$3,529
Total	$2,601	$928	$—	$—	$3,529

During the three and six months ended June 30, 2021, Reneo completed its initial public offering.  As a result, the fair value of the Company’s investment in Reneo’s common stock now has a readily determinable market value and is no longer eligible for the practical expedient for investments without readily determinable fair market values.  As such, the Company’s investment in Reneo is adjusted each reporting period to its fair value based on its most recent closing price, which is considered a Level 1 fair value measurement under the fair value hierarchy.

The change in fair value of the Letter Agreement Warrants are recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	125.32% - 151.38%	135.36%	120.53% - 142.07%	128.16%
Risk-free interest rate	0.55% - 0.95%	0.79%	0.26% - 0.50%	0.39%

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates for the treatment of a wide range of diseases. Our pipeline is led by our programs for the treatment of type 1 diabetes (TTP399) and for psoriasis (HPP737). We completed the Simplici-T1 Study, an adaptive Phase 1b/2 study co-funded by JDRF International (“JDRF”), to explore the effects of TTP399 in patients with type 1 diabetes at the beginning of 2020.  In February 2020, we reported positive results from the Phase 2 - Part 2 confirming phase of this study which achieved its primary objective by demonstrating statistically significant improvements in HbA1c (long-term blood sugar) for TTP399 compared to placebo. In April 2021, we announced that the U.S. Food and Drug Administration granted Breakthrough Therapy designation (“BTD”) to TTP399 for the treatment of type 1 diabetes. In July 2021, we met with the FDA in our first meeting pursuant to BTD to discuss the development program for TTP399.  Based upon this initial meeting, we are working on the designs for two pivotal studies of TTP399 and will continue our dialogue with the FDA as we finalize these study designs. We expect to initiate the pivotal studies during the first half of 2022.  In addition to the pivotal studies of TTP399, we are currently conducting a Phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal.

We are also conducting a Phase 1 multiple ascending dose study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy subjects as part of our psoriasis program.  The goal of this study is to confirm the maximum tolerated dose with minimal or no gastrointestinal (“GI”) intolerance in the form of nausea, vomiting or diarrhea.  We expect results of this study in the third quarter of 2021.  We are discussing our proposed Phase 2 study to assess the efficacy and safety of HPP737 in patients with moderate to severe plaque psoriasis over a 12-week period with the FDA during the third quarter of this year.  Following this discussion, we plan to initiate this study in late 2021/early 2022.

In addition to our internal development programs, we are furthering the clinical development of five other programs: a small molecule GLP-1r agonist, the PDE4 inhibitor, HPP737, a PPAR-δ agonist, an Nrf2 activator, and the RAGE antagonist, azeliragon, through partnerships with pharmaceutical partners via licensing arrangements.

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program –TTP399

We are conducting a phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal. We proposed the mechanistic study to the FDA and the FDA recommended that the study be performed in support of the planned pivotal trials.  The results of this mechanistic study will provide additional evidence to support the hypothesis that TTP399 will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with type 1 diabetes. We expect to report top-line results in the latter part of the third quarter of 2021 or early in the fourth quarter of 2021.

In April 2021, we announced that the FDA granted BTD for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. In July 2021, we held our first Type B meeting with the FDA pursuant to BTD to discuss the development of TTP399.  Based upon the outcome of this meeting, we are working on the designs for two pivotal studies of TTP399 starting in the first half of 2022.

Our Psoriasis Program - HPP737

We have completed dosing in a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis development program.  The goal of this study was to continue multiple-dose escalation to define a maximum tolerated dose characterized by minimal or no gastrointestinal intolerance (i.e., nausea, vomiting or diarrhea). We expect to report top-line results from this study in the third quarter of 2021.  We are discussing our proposed phase 2 study to investigate HPP737 as a potential treatment of moderate to severe plaque psoriasis with the FDA during the third quarter of 2021.  Following this discussion, we plan to begin this clinical trial in late 2021 or early 2022.

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

From our inception, including our predecessor companies, through June 30, 2021, we have incurred approximately $596.6 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct research and development expense:
Azeliragon	$175	$1,580	$887	$3,981
TTP399	368	(72)	636	328
HPP737	712	58	1,767	102
Other projects	157	159	232	485
Indirect research and development expense	1,025	784	2,018	1,817
Total research and development expense	$2,437	$2,509	$5,540	$6,713

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

Other Income/(Expense)

Other income/expense primarily consists of unrealized gains attributable to the changes in fair value of the equity investments held in our licensees as well the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by a related party.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2021	2020	Change
Revenue	$9	$—	$9
Operating expenses:
Research and development	2,437	2,509	(72)
General and administrative	2,242	1,695	547
Total operating expenses	4,679	4,204	475
Operating loss	(4,670)	(4,204)	(466)
Interest income	—	—	—
Interest expense	—	(222)	222
Other income (expense), net	3,829	(565)	4,394
Loss before income taxes	(841)	(4,991)	4,150
Income tax provision	—	—	—
Net loss before noncontrolling interest	(841)	(4,991)	4,150
Less: net loss attributable to noncontrolling interest	(233)	(1,623)	1,390
Net loss attributable to vTv Therapeutics Inc.	$(608)	$(3,368)	$2,760

Revenue

Revenue for the three months ended June 30, 2021 and 2021 were insignificant.

Research and Development Expenses

Research and development expenses were $2.4 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in research and development expenses during the period of $0.1 million, or 2.9%, was primarily due to a decrease in clinical trial costs of $1.4 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.  This decrease was offset by higher spending on TTP399 and HPP737 in the 2021 periods due to the ongoing conduct of the DKA mechanistic and multiple-ascending dose studies for those candidates, respectively.

General and Administrative Expenses

General and administrative expenses were $2.2 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.  The increase of $0.5 million has been primarily driven by the impact of a reversal of an asset retirement obligation related to our leased facility during the three months ended June 30, 2020.

Other Income / (Expense)

Other income was $3.8 million for the three months ended June 30, 2021 and is related to the unrealized gain recognized related to the Company’s investment in Reneo as well as gains attributable to the change in fair value of the outstanding warrants in our own stock held by a related party.  During the three months ended June 30, 2020, we recognized a $0.6 million loss due to the change in fair value of the outstanding warrants in our own stock held by a related party.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2020 and was related to the cash and non-cash interest for our previous Loan Agreement.  Since the Loan Agreement was fully repaid in December 2020, the Company did not incur any interest expense during the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2021	2020	Change
Revenue	$996	$8	$988
Operating expenses:
Research and development	5,540	6,713	(1,173)
General and administrative	4,406	4,145	261
Total operating expenses	9,946	10,858	(912)
Operating loss	(8,950)	(10,850)	1,900
Interest income	1	12	(11)
Interest expense	—	(390)	390
Other income (expense), net	2,181	(928)	3,109
Loss before income taxes	(6,768)	(12,156)	5,388
Income tax provision	15	—	15
Net loss before noncontrolling interest	(6,783)	(12,156)	5,373
Less: net loss attributable to noncontrolling interest	(1,934)	(4,064)	2,130
Net loss attributable to vTv Therapeutics Inc.	$(4,849)	$(8,092)	$3,243

Revenue

Revenue for the six months ended June 30, 2021 relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment.  Revenue for the six months ended June 30, 2020 was insignificant.

Research and Development Expenses

Research and development expenses were $5.5 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in research and development expenses during the period of $1.2 million, or 17.5%, was primarily due to a decrease in clinical trial costs of $3.1 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.  This decrease was offset primarily by higher spending on HPP737 of $1.7 million as we were conducting a Phase 1 multiple-ascending dose study for this drug candidate during the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses were $4.4 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.  The increase of $0.3 million has been primarily driven by the impact of a reversal of an asset retirement obligation related to our leased facility during the three months ended June 30, 2020.

Other Income / (Expense)

Other income was $2.2 million for the six months ended June 30, 2021 and is driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as the change in fair value of the outstanding warrants in our own stock.  During the six months ended June 30, 2020, we recognized a $0.9 million loss due to the change in fair value of the outstanding warrants in our own stock.

Interest Expense

Interest expense was $0.4 million for the six months ended June 30, 2020 and was related to the cash and non-cash interest for our previous Loan Agreement.  Since the Loan Agreement was fully repaid in December 2020, the Company did not incur any interest expense during the six months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2021, we have an accumulated deficit of $273.1 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of June 30, 2021, we had cash and cash equivalents of $10.8 million.  To meet our future funding requirements into the third quarter of 2022, based on our current operating plans, we plan to rely on the remaining availability of $50.0 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time shares of our Class A Common Stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A Common Stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”).  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A Common Stock.  These factors raise substantial doubt about our ability to continue as a going concern.

ATM Offering

We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A Common Stock having an aggregate offering price of up to $68.5 million.  We are not obligated to sell any shares under the Sales Agreement.  Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.  As of June 30, 2021, we have sold $18.5 million worth of Class A Common Stock under the ATM Offering for net proceeds of $17.9 million, leaving $50.0 million available to be sold.

Lincoln Park Purchase Agreement

We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million.  As of June 30, 2021, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million.

Over the 36-month term of the LPC Purchase Agreement, we have the right, but not the obligation, from time to time, in our sole discretion, to direct Lincoln Park to purchase up to 250,000 shares per day (the “Regular Purchase Share Limit”) of the Class A Common Stock (each such purchase, a “Regular Purchase”). The Regular Purchase Share Limit will increase to 275,000 shares per day if the closing price of the Class A Common Stock on the applicable purchase date is not below $4.00 per share and will further increase to 300,000 shares per day if the closing price of the Class A Common Stock on the applicable purchase date is not below $5.00 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $2,000,000. The purchase price for shares of Class A Common Stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for the Class A Common Stock on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sales prices for the Class A Common Stock during the 10 consecutive trading days prior to the purchase date.

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

Cash Flows

	Six Months Ended
	June 30,
	2021	2020
(dollars in thousands)
Net cash used in operating activities	$(9,297)	$(10,354)
Net cash provided by financing activities	14,385	12,469
Net increase in cash and cash equivalents	$5,088	$2,115

Operating Activities

For the six months ended June 30, 2021, our net cash used in operating activities decreased $1.1 million from the six months ended June 30, 2020 due primarily to working capital changes.

Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2021 or 2020.

 Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities increased by $1.9 million from the six months ended June 30, 2020, driven by decreases in payments on loans due to the full repayment of the Loan Agreement in December 2020 and higher sales of shares of our Class A Common Stock during the six months ended June 30, 2021.

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

We plan to finance our operations into the third quarter of 2022 through the use of our cash and cash equivalents and the ability to sell shares of our Class A Common Stock pursuant to the ATM Offering and LPC Purchase Agreement.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.  We are also evaluating additional financing strategies to fund the clinical trials of TTP399 and HPP737, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known and we cannot be certain that additional financing will be available on acceptable terms, or at all. Even if we are able to obtain additional debt or equity financing, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	The progress, costs, results and timing of our planned trials to evaluate TTP399 as a potential treatment of type 1 diabetes and our planned trial(s) of HPP737 as a potential treatment of psoriasis;
•	the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.

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

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “outlook”, “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020.  Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended June 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation, as amended.

10.1*††	Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Stephen L. Holcombe
Stephen L. Holcombe
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer