Form 10-Q
period 2021-09-30
vTv Therapeutics Inc.
filed 2021-11-09
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of November 9, 2021
Class A common stock, par value $0.01 per share	66,942,777
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,566	$5,747
Accounts receivable, net	928	158
Prepaid expenses and other current assets	1,574	939
Current deposits	103	371
Total current assets	22,171	7,215
Property and equipment, net	300	367
Operating lease right-of-use assets	424	482
Long-term investments	8,539	6,725
Total assets	$31,434	$14,789
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,663	$6,120
Current portion of operating lease liabilities	176	155
Current portion of contract liabilities	35	31
Current portion of notes payable	636	84
Total current liabilities	5,510	6,390
Contract liabilities, net of current portion	9	1,009
Operating lease liabilities, net of current portion	540	676
Warrant liability, related party	2,260	2,871
Other liabilities	50	50
Total liabilities	8,369	10,996
Commitments and contingencies
Redeemable noncontrolling interest	44,610	83,895
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 200,000,000 shares authorized and 66,471,176 outstanding as of September 30, 2021 and 100,000,000 authorized and 54,050,710 shares outstanding as of December 31, 2020	665	541
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of September 30, 2021 and 23,094,221 as of December 31, 2020	232	232
Additional paid-in capital	236,557	209,161
Accumulated deficit	(258,999)	(290,036)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(21,545)	(80,102)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$31,434	$14,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$3,000	$7	$3,996	$15
Operating expenses:
Research and development	2,382	1,768	7,922	8,481
General and administrative	2,221	1,071	6,627	5,216
Total operating expenses	4,603	2,839	14,549	13,697
Operating loss	(1,603)	(2,832)	(10,553)	(13,682)
Other (expense) income	(1,084)	—	1,814	—
Other (expense) income – related party	1,328	814	611	(114)
Interest income	—	—	1	12
Interest expense	(6)	(235)	(6)	(625)
Loss before income taxes and noncontrolling interest	(1,365)	(2,253)	(8,133)	(14,409)
Income tax provision	100	—	115	—
Net loss before noncontrolling interest	(1,465)	(2,253)	(8,248)	(14,409)
Less: net loss attributable to noncontrolling interest	(378)	(720)	(2,312)	(4,784)
Net loss attributable to vTv Therapeutics Inc.	$(1,087)	$(1,533)	$(5,936)	$(9,625)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(1,087)	$(1,533)	$(5,936)	$(9,625)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.21)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	61,073,280	48,238,285	58,737,170	45,796,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended September 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)
Net loss	(378)	—	—	—	—	—	(1,087)	(1,087)
Share-based compensation	—	—	—	—	—	474	—	474
Issuance of Class A Common Stock under ATM offering	—	6,277,209	63	—	—	11,626	—	11,689
Change in redemption value of noncontrolling interest	(15,202)	—	—	—	—	—	15,202	15,202
Balances at September 30, 2021	$44,610	66,471,176	$665	23,093,860	$232	$236,557	$(258,999)	$(21,545)

For the three months ended September 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2020	$63,378	47,943,495	$479	23,094,221	$232	$198,634	$(268,873)	$(69,528)
Net loss	(720)	—	—	—	—	—	(1,533)	(1,533)
Share-based compensation	—	—	—	—	—	171	—	171
Issuance of Class A Common Stock under ATM offering	—	1,209,099	13	—	—	2,438	—	2,451
Change in redemption value of noncontrolling interest	(17,067)	—	—	—	—	—	17,067	17,067
Balances at September 30, 2020	$45,591	49,152,594	$492	23,094,221	$232	$201,243	$(253,339)	$(51,372)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the nine months ended September 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(2,312)	—	—	—	—	—	(5,936)	(5,936)
Share-based compensation	—	—	—	—	—	1,362	—	1,362
Issuance of Class A Common Stock under ATM offering	—	8,457,546	85	—	—	16,939	—	17,024
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(36,973)	—	—	—	—	—	36,973	36,973
Balances at September 30, 2021	$44,610	66,471,176	$665	23,093,860	$232	$236,557	$(258,999)	$(21,545)

For the nine months ended September 30, 2020
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(4,784)	—	—	—	—	—	(9,625)	(9,625)
Share-based compensation	—	—	—	—	—	737	—	737
Issuance of Class A Common Stock under ATM offering	—	3,847,405	39	—	—	9,692	—	9,731
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	4,375,000	44	—	—	6,956	—	7,000
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	10,192	—	—	—	—	—	(10,192)	(10,192)
Balances at September 30, 2020	$45,591	49,152,594	$492	23,094,221	$232	$201,243	$(253,339)	$(51,372)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss before noncontrolling interest	$(8,248)	$(14,409)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	67	72
Share-based compensation expense	1,362	737
Change in fair value of investments	(1,814)	—
Change in fair value of warrants, related party	(611)	114
Amortization of debt discount	—	340
Changes in assets and liabilities:
Accounts receivable	(770)	(9)
Prepaid expenses and other assets	(367)	(781)
Long-term deposits	—	444
Accounts payable and accrued expenses	(1,514)	(1,352)
Accreted interest on debt	—	(750)
Contract liabilities	(996)	(16)
Other liabilities	—	(178)
Net cash used in operating activities	(12,891)	(15,788)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	—	7,000
Proceeds from issuance of Class A Common Stock, net of offering costs	26,111	9,731
Proceeds from exercise of stock options	47	—
Proceeds from debt issuance	887	500
Repayment of notes payable	(335)	(3,893)
Net cash provided by financing activities	26,710	13,338
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	13,819	(2,450)
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	5,747	4,277
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$19,566	$1,827

Non-cash activities:
Change in redemption value of noncontrolling interest	$(36,973)	$10,192

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2021, various holders own non-voting interests in vTv LLC, representing a 25.8% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 74.2% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 11). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC.  However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through September 30, 2021, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of September 30, 2021, the Company had an accumulated deficit of $259.0 million and has generated net losses in each year of its existence.

As of September 30, 2021, the Company had cash and cash equivalents of $19.6 million.  To meet our future funding requirements into the fourth quarter of 2022, based on our current operating plans, the Company plans to rely primarily on its remaining availability of $37.9 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A Common Stock under the LPC Purchase Agreement based on the remaining number of registered shares.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2021, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The December 31, 2020 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Two and three customers represented 100% of the revenue earned during the three months and nine months ended September 30, 2021, respectively.  Revenue for the three and nine months ended September 30, 2020 was insignificant.

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

In the third quarter of 2021, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the three and nine months ended September 30, 2021, as the related performance obligation was fully satisfied.  There were no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three and nine months ended September 30, 2020.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own.   The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period.  The revenue related to this combined performance obligation has been fully recognized as of September 30, 2021.  In connection with the First Huadong Amendment, the Company recognized approximately $1.0 million of revenue related to this performance obligation during the nine months ended September 30, 2021 due to the reallocation of the transaction price among the performance obligations remaining after the First Huadong Amendment.  No revenue related to this combined performance obligation was recognized during the three months ended September 30, 2021 nor the three and nine months ended September 30, 2020.

The portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of September 30, 2021 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of

September 30, 2021 was an insignificant amount.  An immaterial amount of revenue for this performance obligation has been recognized during the nine months ended September 30, 2021.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three and nine months ended September 30, 2021 other than the reallocation of the original transaction price among the performance obligations in connection with the First Huadong Amendment as discussed above.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of September 30, 2021.  In the third quarter of 2021, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the three and nine months ended September 30, 2021, as the related performance obligation was fully satisfied.  No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three and nine months ended September 30, 2020.

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

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation.  As of December 31, 2020, the transaction price consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million.  The remaining milestone payments that the Company is eligible to receive were not included in the transaction price as of December 31, 2020, as it was not considered probable that such payments will be received.  The revenue related to this performance obligation was fully recognized as of December 31, 2020 as the technology transfer services were considered complete. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and nine months ended September 30, 2021.

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

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of September 30, 2021, the Company had received funding under this agreement of $3.3 million.  Research and development costs have been offset by a total of $3.3 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current portion of contract liabilities	$35	$31
Contract liabilities, net of current portion	9	1,009
Total contract liabilities	$44	$1,040

The change in the Company’s contract liabilities for the nine months ended September 30, 2021 was due to the recognition of amounts included in the contract liability at the beginning of the period caused by the reallocation of the transaction price in connection with the First Huadong Amendment discussed above.

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to certain employees of the Company. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of September 30, 2021, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.6 million, which is expected to be recognized over a weighted average period of 2.0 years.  The weighted average grant date fair value of option grants during the nine months ended September 30, 2021 and 2020 was $2.21 and $2.26 per option, respectively.  The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2021 was de minimis.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions:

	For the Nine Months Ended September 30,
	2021	2020
Expected volatility	121.12% - 122.17%	120.37%
Expected life of option, in years	5.8 - 6.0	5.7
Risk-free interest rate	1.00% - 1.01%	0.39%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2020	4,453,357	$4.41
Granted	70,000	2.56
Exercised	(20,833)	2.24
Forfeited	(28,121)	15.00
Awards outstanding at September 30, 2021	4,474,403	$4.32
Options exercisable at September 30, 2021	2,164,063	$6.68
Weighted average remaining contractual term	5.6 Years
Options vested and expected to vest at September 30, 2021	4,296,594	$4.42
Weighted average remaining contractual term	7.3 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$186	$48	$542	$249
General and administrative	288	123	820	488
Total share-based compensation expense	$474	$171	$1,362	$737

Note 5:	Investments

In connection with the Reneo and Anteris License Agreements, the Company has received equity ownership interests of less than 20% of the voting equity of the investee.  Further, the Company does not have the ability to exercise significant influence over the investees.  The investments are classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

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

The Company’s investments consist of the following:

	September 30, 2021	December 31, 2020
Equity investment with readily determinable fair value:
Reneo common stock	$4,294	$—

Equity investment without readily determinable fair values assessed under the measurement alternative:
Reneo common stock	—	2,480
Anteris preferred stock	4,245	4,245
Total	$8,539	$6,725

No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized loss on its investment in Reneo of $1.1 million and an unrealized gain of $1.8 million for the three and nine months ended September 30, 2021, respectively.  These adjustments were recognized as a component of other (expense) income in the Company’s Condensed Consolidated Statements of Operations.

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

The Company leases office space for its headquarters location under an operating lease.  This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor.  The lease includes an option to renew for a five-year term as well as an option to terminate after three years.  Neither of these options have been recognized as part of its related right of use assets or lease liabilities as their election is not considered reasonably certain.  Further, this lease does not include any material residual value guarantee or restrictive covenants.

At each of September 30, 2021 and December 31, 2020, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At September 30, 2021 and December 31, 2020, the weighted average remaining lease terms for the operating leases held by the Company were 3.3 years and 4.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of September 30, 2021 were as follows (in thousands):

2021 (remaining three months)	$64
2022	261
2023	268
2024	275
2025	23
Thereafter	—
Total lease payments	891
Less: imputed interest	(175)
Present value of lease liabilities	$716

Operating lease cost and the related operating cash flows for the nine months ended September 30, 2021 and 2020 were immaterial amounts.

Note 9:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 25.8% noncontrolling interest in vTv LLC outstanding as of September 30, 2021 (see Note 10). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $44.6 million and $83.9 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(1,087)	$(1,533)	$(5,936)	$(9,625)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(2,773)	(875)	(5,298)	(6,303)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(3,860)	$(2,408)	$(11,234)	$(15,928)

Note 10:	Stockholders’ Equity

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

Note 11:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of September 30, 2021, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 36,606,212 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 66.6% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of the December 23, 2019 Letter Agreement are set forth in the table below:

December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million
Specified purchase price per share	$1.60
Expiration date of letter agreement	December 23, 2020
Shares available to be issued under related warrants	365,472
Exercise price of related warrants	$1.84
Expiration date of related warrants	December 23, 2026
Total shares issued as of September 30, 2021	6,250,000
Remaining shares to be issued as of September 30, 2021	—

The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of September 30, 2021, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2021.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the three and nine months ended September 30, 2021 was $0.1 million related to foreign withholding taxes.  The Company did not record an income tax provision for the three and nine months ended September 30, 2020.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at September 30, 2021 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2021.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,465)	$(2,253)	$(8,248)	$(14,409)
Less: Net loss attributable to noncontrolling interests	(378)	(720)	(2,312)	(4,784)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(1,087)	(1,533)	(5,936)	(9,625)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	61,073,280	48,238,285	58,737,170	45,796,298
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.21)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	September 30, 2021	September 30, 2020
Class B Common Stock (1)	23,093,860	23,094,221
Common stock options granted under the Plan	4,474,403	2,600,191
Common stock options granted under Letter Agreements	—	1,875,000
Common stock warrants	2,014,503	2,014,503
Total	29,582,766	29,583,915

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

The Company measures the value of its equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the three and nine months ended September 30, 2021 and 2020, there were no observable price changes in identical or similar investments, nor were there any indications of impairment.  As such, the value of the Company’s equity investments without readily determinable fair value was not remeasured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,294	$4,294	$—	$—
Total	$4,294	$4,294	$—	$—

Liabilities:
Warrant liability, related party (1)	$2,260	$—	$—	$2,260
Total	$2,260	$—	$—	$2,260

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,871	$—	$—	$2,871
Total	$2,871	$—	$—	$2,871

(1)

Fair value determined using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of its own stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the valuation.

	Changes in Level 3 instruments for the nine months ended September 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at September 30,
2021
Warrant liability, related party	$2,871	$(611)	$—	$—	$2,260
Total	$2,871	$(611)	$—	$—	$2,260

2020
Warrant liability, related party	$2,601	$114	$—	$—	$2,715
Total	$2,601	$114	$—	$—	$2,715

During the nine months ended September 30, 2021, Reneo completed its initial public offering.  As a result, the fair value of the Company’s investment in Reneo’s common stock now has a readily determinable market value and is no longer eligible for the practical expedient for investments without readily determinable fair market values.  As such, the Company’s investment in Reneo is adjusted each reporting period to its fair value based on its most recent closing price, which is considered a Level 1 fair value measurement under the fair value hierarchy.

The change in fair value of the Letter Agreement Warrants are recognized as a component of other (expense) income – related party in the Condensed Consolidated Statements of Operations.  Significant inputs utilized in the valuation of the Letter Agreement Warrants as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	119.95% - 146.23%	135.67%	120.53% - 142.07%	128.16%
Risk-free interest rate	0.57% - 1.02%	0.85%	0.26% - 0.50%	0.39%

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

October 19, 2021, the Company entered into an employment agreement with Deepa Prasad, who was appointed President and Chief Executive Officer and a member of the Board (the “Prasad Employment Agreement”).  In addition to outlining the terms of Ms. Prasad’s compensation, it also provides for the grant of stock options (the “Options”) to purchase 2,498,635 shares of the Class A common stock of the Company at an exercise price of $1.47 per share pursuant to an inducement award agreement (the “Inducement Award Agreement”). Subject to potential acceleration upon the achievement of certain performance metrics as set forth in the Inducement Award Agreement, the Options will vest on the third anniversary of the grant date. Upon certain terminations of employment, a portion of the Options will vest on a pro rata basis based on the number of days employed during the three year term.

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

Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) for the treatment of type 1 diabetes.

Recent Developments

In October 2021, we appointed Deepa Prasad to the role of President and CEO and as a director.  Ms. Prasad is a recognized healthcare leader with more than 20 years of experience across startup funding, operations, investment banking, and healthcare policy.  In conjunction with her appointment, we plan to implement a strategy to focus our efforts on the continued development of TTP399 as a potential treatment for patients with type 1 diabetes (“T1D”) and TTP273 as a potential treatment for patients with cystic fibrosis related diabetes, as well as continuing to support our currently partnered programs.  Given the strategic focus on these programs, we plan to pause our development activities in the United States on HPP737 while we evaluate strategic options for it. As part of this planned strategic focus we are also evaluating cost reductions which may include reductions in our workforce.

In addition to our internal development programs, we are continuing to further the development of five partnered programs: a small molecule GLP-1r agonist (in certain Asian territories excluding Japan), the PDE4 inhibitor, HPP737 (in certain Asian territories excluding Japan), a PPAR-δ agonist, an Nrf2 activator, and the RAGE antagonist, azeliragon, through collaborations with pharmaceutical partners via licensing arrangements

The following table summarizes our drug candidates, their partnership status and their respective stages of development:

Our Type 1 Diabetes Program –TTP399

In October 2021, we announced positive results of a mechanistic study of TTP399 in patients with T1D. The study demonstrated that patients with T1D taking TTP399 experienced no increase in ketone levels relative to placebo during a period of acute insulin withdrawal, indicating no increased risk of ketoacidosis. Consistent with previous clinical studies, improved fasting plasma glucose levels and fewer hypoglycemic events were observed in the TTP399 treated group during the week of treatment prior to the insulin withdrawal test. The U.S. Food and Drug Administration (“FDA”) has declined to approve SGLT2 inhibitors as an adjunctive therapy in T1D, with concerns over the potential risks of diabetic ketoacidosis (“DKA”) in focus. DKA can lead to hospitalization and, if untreated, death. In order to address these concerns, vTv, following the FDA’s recommendation, conducted this mechanistic study to demonstrate that treatment with TTP399, a liver-selective glucokinase activator, will not result in increased production of ketones, a precursor to ketoacidosis.

In April 2021, we announced that the FDA granted Breakthrough Therapy Designation (“BTD”) for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. With the receipt of this designation, we are in continuing discussions with the FDA regarding the optimal design for the registrational studies and plan to initiate those in the first half of 2022.

Our Psoriasis Program - HPP737

In September 2021, we announced the results of a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis development program.  The trial enrolled 12 subjects in each of two dose cohorts, 15mg and 20mg, randomized to receive HPP737 or placebo (3:1) orally once daily for 14 days. Dose escalation up to 20mg once per day demonstrated dose proportional increases in exposure, while maintaining a favorable safety and tolerability profile with no dose limiting safety or tolerability findings observed. There were no serious adverse events and no discontinuations due to treatment emergent adverse events.

With the planned implementation of our strategic focus on TTP399, discussed further above, we plan to halt our current development activities in the United States for HPP737.

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

From our inception, including our predecessor companies, through September 30, 2021, we have incurred approximately $599.0 million in research and development expenses.

Our research and development expenses by project for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct research and development expense:
Azeliragon	$—	$1,027	$887	$5,008
TTP399	729	449	1,365	776
HPP737	482	—	2,249	102
Other projects	97	59	329	545
Indirect research and development expense	1,074	233	3,092	2,050
Total research and development expense	$2,382	$1,768	$7,922	$8,481

We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of TTP399 and further advance the development of our other drug candidates, subject to the availability of additional funding.

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

Interest Expense

For periods prior to December 31, 2020, interest expense primarily consists of cash and non-cash interest expense related to our Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%.  Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A Common Stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which are required to be paid in cash upon maturity), all of which are recognized in our Condensed Consolidated Statement of Operations using the effective interest method.

Other Income/(Expense)

Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held in our licensees as well the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by a related party.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2021	2020	Change
Revenue	$3,000	$7	$2,993
Operating expenses:
Research and development	2,382	1,768	614
General and administrative	2,221	1,071	1,150
Total operating expenses	4,603	2,839	1,764
Operating loss	(1,603)	(2,832)	1,229
Interest expense	(6)	(235)	229
Other income, net	244	814	(570)
Loss before income taxes	(1,365)	(2,253)	888
Income tax provision	100	—	100
Net loss before noncontrolling interest	(1,465)	(2,253)	788
Less: net loss attributable to noncontrolling interest	(378)	(720)	342
Net loss attributable to vTv Therapeutics Inc.	$(1,087)	$(1,533)	$446

Revenue

Revenue for the three months ended September 30, 2021 included increases to the transaction prices for the license performance obligations under the license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”) and Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”) due to the satisfaction of development milestones.  Revenue for the three months ended September 30, 2020 was insignificant.

Research and Development Expenses

Research and development expenses were $2.4 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase in research and development expenses during the period of $0.6 million, or 34.7%, was primarily driven by higher spending on TTP399 and HPP737 in the 2021 periods due to the ongoing conduct of the DKA mechanistic and multiple-ascending dose studies for those candidates, respectively.  These increases were offset by a decrease in clinical trial costs of $1.0 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.  Additionally, compensation costs in the 2020 period were $0.7 million lower due to the reversal of certain performance-based compensation accruals in that period.

General and Administrative Expenses

General and administrative expenses were $2.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively.  The increase of $1.2 million has been primarily driven by the impact of a reversal of certain performance-based compensation accruals in the 2020 period due to the expectation that they would not be paid coupled with higher professional fees incurred in the 2021 period.

Other Income / (Expense)

Other income was $0.2 million for the three months ended September 30, 2021 and is related to the unrealized gain recognized related to the change in fair value of the outstanding warrants in our own stock held by a related party of approximately $1.3 million which was offset by a loss of approximately $1.1 million related to the change in fair value of the Company’s investment in Reneo.  During the three months ended September 30, 2020, we recognized a $0.8 million gain due to the change in fair value of the outstanding warrants in our own stock held by a related party.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2020 and was related to the cash and non-cash interest for our previous Loan Agreement.  Since the Loan Agreement was fully repaid in December 2020, the Company’s interest expense incurred during the three months ended September 30, 2021 was insignificant.

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2021	2020	Change
Revenue	$3,996	$15	$3,981
Operating expenses:
Research and development	7,922	8,481	(559)
General and administrative	6,627	5,216	1,411
Total operating expenses	14,549	13,697	852
Operating loss	(10,553)	(13,682)	3,129
Interest income	1	12	(11)
Interest expense	(6)	(625)	619
Other income (expense), net	2,425	(114)	2,539
Loss before income taxes	(8,133)	(14,409)	6,276
Income tax provision	115	—	115
Net loss before noncontrolling interest	(8,248)	(14,409)	6,161
Less: net loss attributable to noncontrolling interest	(2,312)	(4,784)	2,472
Net loss attributable to vTv Therapeutics Inc.	$(5,936)	$(9,625)	$3,689

Revenue

Revenue for the nine months ended September 30, 2021 relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment as well as increases to the transaction prices for the license performance obligations under the Newsoara and Reneo License Agreements due to the satisfaction of development milestones.  Revenue for the nine months ended September 30, 2020 was insignificant.

Research and Development Expenses

Research and development expenses were $7.9 million and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in research and development expenses during the period of $0.6 million, or 6.6%, was primarily due to a decrease in clinical trial costs of $4.1 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.  This decrease was offset primarily by the following:

•	increased spending of $2.2 million for the development of HPP737 as we were conducting a Phase 1 multiple-ascending dose study for this drug candidate during the nine months ended September 30, 2021;
•	increases of $0.6 million related to the development of TTP399 due to the spending on the mechanistic study and compound manufacturing during the nine months ended September 30, 2021; and
•

increases in compensation expense of $0.9 million which was primarily driven by the impact of a reversal of certain performance-based compensation accruals in the 2020 period due to the expectation that they would not be paid and increases in share-based compensation expense in the 2021 period.

General and Administrative Expenses

General and administrative expenses were $6.6 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.  The increase of $1.4 million has been primarily driven by the impact of a reversal of certain performance-based compensation accruals and asset retirement obligations during the nine months ended September 30, 2020 due to the expectation that they would not be paid.

Other Income / (Expense)

Other income was $2.4 million for the nine months ended September 30, 2021 and is driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as the change in fair value of the outstanding warrants in our own stock.  During the nine months ended September 30, 2020, we recognized a $0.1 million loss due to the change in fair value of the outstanding warrants in our own stock.

Interest Expense

Interest expense was $0.6 million for the nine months ended September 30, 2020 and was related to the cash and non-cash interest for our previous Loan Agreement.  Interest expense during the nine months ended September 30, 2021 was insignificant.

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2021, we have an accumulated deficit of $259.0 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of September 30, 2021, we had cash and cash equivalents of $19.6 million.  To meet our future funding requirements into the fourth quarter of 2022, based on our current operating plans, we plan to rely on the remaining availability of $37.9 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time shares of our Class A Common Stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A Common Stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”).  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A Common Stock.  These factors raise substantial doubt about our ability to continue as a going concern.

ATM Offering

We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A Common Stock having an aggregate offering price of up to $68.5 million.  We are not obligated to sell any shares under the Sales Agreement.  Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.  As of September 30, 2021, we have sold $30.6 million worth of Class A Common Stock under the ATM Offering for net proceeds of $29.6 million, leaving $37.9 million available to be sold.

Lincoln Park Purchase Agreement

We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million.  As of September 30, 2021, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million.

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

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
(dollars in thousands)
Net cash used in operating activities	$(12,891)	$(15,788)
Net cash provided by financing activities	26,710	13,338
Net increase (decrease) in cash and cash equivalents	$13,819	$(2,450)

Operating Activities

For the nine months ended September 30, 2021, our net cash used in operating activities decreased $2.9 million from the nine months ended September 30, 2020 due lower net loss and working capital changes.

Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2021 or 2020.

 Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities increased by $13.4 million from the nine months ended September 30, 2020, driven by decreases in payments on loans due to the full repayment of the Loan Agreement in December 2020 and higher sales of shares of our Class A Common Stock during the nine months ended September 30, 2021.

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

We plan to finance our operations into the fourth quarter of 2022 through the use of our cash and cash equivalents and the ability to sell shares of our Class A Common Stock pursuant to the ATM Offering and LPC Purchase Agreement.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.  We are also evaluating additional financing strategies to fund the clinical trials of TTP399 and HPP737, including direct equity investments and future public offerings of our common stock.  The timing and availability of such financing are not yet known and we cannot be certain that additional financing will be available on acceptable terms, or at all. Even if we are able to obtain additional debt or equity financing, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	The progress, costs, results and timing of our planned trials to evaluate TTP399 as a potential treatment of type 1 diabetes;
•	the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available through the ATM Offering and LPC Purchase Agreement.  We are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and future public offerings of our common stock.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, or pursue one or more alternative strategies, such as restructuring, any of which could adversely affect our business prospects.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

There were no sales of unregistered equity securities during the three months ended September 30, 2021.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2021

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Deepa Prasad
Deepa Prasad
President and Chief Executive Officer

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer