Form 10-K
period 2021-12-31
vTv Therapeutics Inc.
filed 2022-03-29
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2021, was $69,158,248 (based on the closing sale price as reported on the NASDAQ).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 29, 2022.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	66,942,777
Class B common stock, par value $0.01 per share	23,093,860

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2021

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

•	the impact of product liability lawsuits;
•	the exposure to uninsured liabilities;
•	our ability to remain competitive given the rapidly changing market for our proposed drug candidates;
•	the impact of computer system failures, cyber-attacks or a deficiency in our cyber-security;

Risks Related to our Common Stock

•	our ability to maintain listing of our Class A common stock on Nasdaq
•	the impact of MacAndrews’ substantial influence over our business;
•	the potential for conflicts of interest with our directors who have relationships with MacAndrews;
•	our ability to pay cash dividends;
•	the potential for securities class action litigation;
•	the impact of research and reports that equity research analysts publish about us and our business;
•	the impact of substantial sales of shares into the market at any time;
•	the dilution created by future sales and issuances of our Class A common stock or rights to purchase Class A common stock;
•	our reliance upon our “smaller reporting company” status;
•	our exemption from certain corporate governance requirements since we are a “controlled company”;
•	the existence of provisions in our governing documents or state law which may delay or prevent our acquisition by a third party;

•	our obligation to make payments under the Tax Receivable Agreement;
•	our ability to make distributions from vTv LLC to satisfy our obligations;
•	the benefits conferred upon M&F that will not benefit Class A common stockholders to the same extent as it will benefit MacAndrews.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on the development of orally administered treatments for diabetes. We are focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) for the treatment of type 1 diabetes. On April 13, 2021, we announced that the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. Breakthrough Therapy designation is based on FDA’s determination that preliminary clinical evidence indicates that an investigational therapy may demonstrate substantial improvement on one or more significant endpoints relative to available therapies for a serious or life-threatening condition. Once granted, Breakthrough Therapy designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. The Breakthrough Therapy designation for TTP399 in type 1 diabetes was supported by the positive results from the phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of TTP399 as an adjunct to insulin therapy in adults with type 1 diabetes. In this trial, treatment with TTP399 resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. TTP399 demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking TTP399 than those taking placebo. We are working on the design for pivotal and registrational studies for TTP399, with input from the FDA, which we expect to launch in 2022. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399.

In addition to the planning of the pivotal studies of TTP399, we completed a Phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal. On October 12, 2021, we announced positive results indicating no increased risk of ketoacidosis with TTP399 during acute insulin withdrawal in patients with type 1 diabetes. Consistent with previous clinical studies, improved fasting plasma glucose levels and fewer hypoglycemic events were observed in the TTP399 treated group during the week of treatment prior to the insulin withdrawal test.

We also conducted a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety, and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  Dose escalation up to 20mg/day demonstrated approximate dose proportional increases in exposure, while maintaining a favorable safety and tolerability profile with no dose limiting safety or tolerability findings observed. Given the new strategic focus of vTv announced on November 9, 2021, development activities in the United States on HPP737 were paused while evaluating strategic options for this program, including potential licensing arrangements.

In addition to our internal development programs, we are continuing to further the development of five partnered programs: a small molecule GLP-1r agonist (in certain Asian territories excluding Japan), the PDE4 inhibitor, HPP737 (in certain Asian territories excluding Japan), a PPAR-δ agonist, an Nrf2 activator, and the RAGE antagonist, azeliragon, through collaborations with pharmaceutical partners via licensing arrangements.

Impact of COVID-19

We have been actively monitoring the COVID-19 pandemic and its impact on our business, employees, patients, partners, suppliers, and vendors.  Our financial results for the twelve months ended December 31, 2021, were not significantly impacted by COVID-19.  Though our financial results were not significantly impacted, COVID-19 precautions directly and indirectly impacted the timelines for the clinical trials conducted during 2021 and may impact the timelines of the trials currently in process with our partners and being planned.

vTv has continued to make adjustments that allow us to maintain our business operations despite current circumstances, including establishing remote working options for all employees.  Given the current scope of the pandemic, we cannot predict the impact of the progression of the COVID-19 outbreak on future clinical trial and financial results due to a variety of factors, including the continued good health of our employees, the ability of our third party suppliers, vendors, manufacturers and partners to continue to operate and provide services, the ability of our clinical trial sites to continue or resume operations, any further government and/or public actions taken in response to the pandemic and the ultimate duration of the COVID-19 pandemic.

Our Pipeline

The following table summarizes our current drug candidates and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Strategy

Our goal is to advance the development of our differentiated pipeline of orally administered, small molecule drug candidates to treat metabolic and inflammatory diseases to minimize their long-term complications and to improve the lives of patients. In December 2021, the Company announced a strategic decision to prioritize the development of its lead program TTP399, a novel, oral, liver-selective glucokinase activator. This decision included a reduction in the Company’s workforce affecting approximately 65% of its employees. We are actively seeking to raise non-dilutive capital through licensing TTP399 in regions outside of North America and Europe and are also actively seeking licensing deals for HPP737 and other assets. As key components of our strategy, we are focused on:

•

Continuing to advance TTP399 as a potential treatment for type 1 diabetes. On April 13, 2021, we announced that the U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy designation for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. The Breakthrough Therapy designation for TTP399 in type 1 diabetes was supported by the positive results from the phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of TTP399 as an adjunct to insulin therapy in adults with type 1 diabetes. In this trial, treatment with TTP399 resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia.  In addition the mechanistic study in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal indicated no increased risk of ketoacidosis with TTP399 during acute insulin withdrawal in patients with type 1 diabetes. These results are important since the FDA has declined to approve SGLT2 inhibitors as an adjunctive therapy in T1D, with concerns over the potential increase risks of diabetic ketoacidosis (DKA) in focus. The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in patients with type 1 diabetes and is engaged with the FDA on the optimal clinical trial designs for these studies. The Company expects to begin these pivotal studies in 2022.

•

Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our development programs. We will continue to seek additional funding to support the further development of our drug candidates.  Such support may come from strategic collaborations with non-profit research funding organizations such as JDRF International or from collaboration agreements with other pharmaceutical companies.  We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399.

•

Continuing to monitor and support existing partnerships for pipeline programs. Our partners developing our GLP-1r, PPAR-δ, PDE4, and Nrf2 programs continue to advance these assets in their respective licensed territories.  We continue to support and monitor these partnerships.  For example, i) Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., completed the Phase II study in mainland China and Taiwan with Last Patient Out “LPO” on January 11, 2022. In addition, a milestone was paid in 2022; ii) Newsoara is progressing its Phase II studies (COPD, Atopic dermatitis, and psoriasis) according to plan and the Psoriasis study was completed in 2021; and iii) Reno Pharmaceuticals in the second half of 2021 relocated its corporate headquarters from San Diego, CA to Irvine, CA and grew to 35 employees. Significant progress was made across all Research and Development (R&D) and General and Administrative (G&A) functions to progress the development of REN001 for Primary Mitochondrial Myopathy (PMM), Long-Chain Fatty Acid Oxidation Disorders (LC-FAOD), and glycogen storage disorder type V (McArdle Disease), with initial commercial planning for the eventual launch in PMM now underway. In addition, Cantex Pharmaceuticals announced a collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering to develop azeliragon for inflammatory lung diseases, including severe COVID-19, as well as pursuing Phase 2 clinical trials exploring the therapeutic effect of azeliragon in pancreatic and breast cancers, where RAGE has been implicated in disease progression as well as in complications of treatment.

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

Current Treatments for Type 1 Diabetes and Their Limitations

Patients with type 1 diabetes have difficulty achieving and maintaining consistent glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association (ADA). In order to maintain appropriate glycemic control, patients with type 1 diabetes are required to constantly monitor their blood glucose levels, closely manage their diet, and administer insulin via injection in response.  While technology has advanced to help people with type 1 diabetes manage the burden of this monitoring and insulin administration process, including continuous glucose monitors and insulin pumps, patient outcomes have not improved: approximately 80% of people with type 1 diabetes fail to achieve the ADA’s recommended HbA1c levels (Foster et al 2019). Failure to maintain glycemic control results in dangerous excursions into hyperglycemia or hypoglycemia that are potentially fatal. In addition, the accumulated impact of these glycemic excursions can raise a patient’s risk of potentially serious and life-threatening long-term complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage (Nathan et al, 1993).

Several existing treatment options for type 2 diabetes have been investigated to treat type 1 diabetes, generally without success.  While a pair of SGLT-1/2 and SGLT-2 inhibitors were recently approved in Europe and Japan with label restrictions to certain sub-groups of people with type 1 diabetes, these therapies have not been approved in the U.S. due to safety risks primarily relating to diabetic ketoacidosis (“DKA”).  Alternative therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of type 1 diabetes.  Such alternatives have not completed clinical development or received regulatory approval, nor do they address the unmet need of existing patients with type 1 diabetes or those that eventually become patients with type 1 diabetes following any therapeutic delay in disease onset.

With insulin and pramlintide injection as the only treatment options approved in the United States for type 1 diabetes, there is a serious unmet medical need to provide people with type 1 diabetes additional, especially oral, treatment options that can help them to reduce HbA1c, or the incidence of hypoglycemia (blood glucose levels below normal) or DKA.

The Role of Glucokinase Activation in Diabetes

Glucokinase (“GK”) is a key regulator of glucose homeostasis and acts as the physiological glucose sensor, changing its conformation, activity, and/or intracellular location in parallel with changes in glucose concentrations. GK has two distinctive characteristics that make it a good choice for blood glucose control. First, its expression is mostly limited to tissues that require glucose-sensing (mainly liver and pancreatic β-cells). Second, GK acts as a biological sensor for changes in serum glucose levels and modulates changes in liver glucose metabolism that in turn regulates the balance between hepatic glucose production and glucose consumption and modulates changes in insulin secretion by the β-cells.  GK activation is attractive as a potential therapy for the treatment of type 1 diabetes and has a mechanism of action entirely distinct from currently marketed oral anti-diabetic drugs (“OAD”).

TTP399

TTP399 is an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) in development as a new potential OAD for the treatment of type 1 diabetes. TTP399 has a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control and a reduction in the risk of hypoglycemia. Our trials for TTP399 to date suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids, and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action.  We have completed ten Phase 1 and three Phase 2 clinical trials of TTP399, one of which was six months in duration. In our Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia in the T2D studies and a significant reduction of hypoglycemia observed in the Phase 2 study in T1D.

Positive Phase 2 Simplici-T1 Study

In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of TTP399 in adult patients with T1D over a 12-week period. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for TTP399 compared to placebo.  Moreover, a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia was observed in patients taking TTP399 when compared to those taking placebo (Klein et al, 2021).

Mechanistic study

In October 2021, we announced positive results from the Mechanistic study indicating no increased risk of ketoacidosis with TTP399 during acute insulin withdrawal in patients with type 1 diabetes.

The study enrolled 23 people with type 1 diabetes using insulin pumps, randomized to receive TTP399 (n=12) or placebo (n=11) orally once daily for approximately seven days. On the last day of dosing, an acute insulin withdrawal test was performed by stopping the patients’ insulin pumps and measuring levels of beta-hydroxybutyrate (BOHB) and other key metabolic markers over a period of up to 10 hours or until certain safety stopping criteria were met. The design of this study was based on similar studies, which showed significant increases in BOHB in patients taking SGLT2 inhibitors relative to those taking placebo.1,2 (Herring et al, 2020).

The demographics between the two arms of the study were well balanced, with approximately 80% of patients in the study utilizing closed-loop or hybrid-closed loop systems during the treatment period. The average HbA1c levels at baseline were 6.8% and 7.1% in the placebo and TTP399 arms, respectively.

The study achieved its primary endpoint by demonstrating non-inferiority relative to placebo in the proportion of subjects reaching pre-specified concentration limits of BOHB, a biomarker for ketoacidosis, over the period of acute insulin withdrawal. BOHB is the primary ketone body found in blood. During the insulin withdrawal phase of the study, no significant differences were observed between the active and placebo arms in the patients’ BOHB profiles or the mean duration of the test. All patients completed at least three hours of the insulin withdrawal test. During this initial period, the area under the curve for the levels of BOHB was numerically lower for the TTP399 treated group than that for placebo. In addition, the concentration of bicarbonate, an important buffer that regulates acidity levels in blood, was higher in the TTP399 treated group than in the placebo group, indicating a lower risk of ketoacidosis in the group taking TTP399.

In addition to data collected during the insulin withdrawal test, data collected during the week-long treatment period preceding the insulin withdrawal test demonstrated that patients taking TTP399 experienced reductions in fasting plasma glucose (-27mg/dL in the TTP399 group vs -4mg/dL in the placebo group p=0.03). Furthermore, no increases in BOHB or free fatty acid, a precursor to BOHB, were observed. Consistent with previous clinical studies of TTP399, the drug was well tolerated with fewer subjects reporting treatment-emergent adverse events in the group taking TTP399 than in the placebo group. Importantly, patients taking TTP399 reported no events of hypoglycemia, while four events of hypoglycemia were reported in the placebo group.

Clinical Development Plan

Based upon the positive results of our Simplici-T1 Study, we requested Breakthrough treatment designation (BTD) with the FDA which was granted in April 2021. The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with type 1 diabetes and is engaged with the FDA on the optimal clinical trial designs for these studies. The Company expects to begin these pivotal studies in 2022.  The FDA confirmed that the effect size of TTP399 on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study are clinically meaningful and that a reduction in events of hypoglycemia would be an acceptable clinical endpoint for evaluation of a therapy for the treatment of type 1 diabetes.

Finally, the results of the mechanistic study provided additional evidence to support the idea that treatment with TTP399 will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with type 1 diabetes.

Our Psoriasis Program – PDE4 Inhibitor

Psoriasis Overview

Psoriasis is a chronic autoimmune inflammatory disease in which the growth cycle of skin is accelerated due to an imbalance in pro-inflammatory and anti-inflammatory cytokines.   This results in the proliferation of skin cells and the development of raised, red, silvery scale plaques (i.e., plaque psoriasis, psoriasis vulgaris) that has not only medical implications but an impact on a patient’s quality of life.  While the specific inciting events for this pro-inflammatory process are unknown psoriasis may be caused by autoimmunity and genetic predisposition.  Events such as trauma to the skin, stress, illness, or infection that triggers the immune systems, obesity, and weather have been identified as triggers for flare ups.

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

Inhibitors of PDE4 act by increasing intracellular concentrations of cyclic adenosine monophosphate (“cAMP”), which has a broad range of anti-inflammatory effects. PDE4 activity is increased in the skin of patients with psoriasis leading to up-regulation of immune modulatory, pro-inflammatory genes and cytokines including interleukin-17 (IL-17), interleukin-23 (IL-23), and tumor necrosis factor-alpha (TNF-α).   Treatments for psoriasis are aimed at reducing pro-inflammatory cytokine activity.    The therapeutic potential of oral PDE4 inhibitors has been limited by dose limiting AEs such as nausea, vomiting, diarrhea, and headache.

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

Business Plan

We also conducted a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety, and tolerability of HPP737 in healthy volunteers as part of our psoriasis program.  Dose escalation up to 20mg/day demonstrated approximate dose proportional increases in exposure, while maintaining a favorable safety and tolerability profile with no dose limiting safety or tolerability findings observed. Given the new strategic focus of vTv announced on November 9, 2021, development activities in the United States on HPP737 were paused while evaluating strategic options for this program, including potential licensing arrangements.

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

We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of TTP273, but the final design may be adjusted based on the feedback received, if any, from the FDA and are seeking a funding partner to enable the conduct of this clinical trial.

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

Inflammation and mitochondrial metabolism are closely associated. The mitochondria are often called the “powerhouses” of the cell as they produce the energy that the cell needs to function. This energy is produced by converting fatty acids and glucose into adenosine triphosphate (ATP) by a process called oxidative phosphorylation. During inflammation, mitochondrial metabolism is temporarily reprogrammed to suppress oxidative phosphorylation.  Instead of primarily making ATP, the mitochondria divert fatty acids and glucose to increase the production of proinflammatory mediators.  During this reprogramming, the mitochondria release chemically reactive molecules called reactive oxygen species (ROS) that can directly attack pathogens and amplify the production of cytokines.

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

Bach1 is a transcriptional repressor that controls the expression of certain genes involved in the body’s antioxidant response processes. Genetic knock-out models of Bach1 have shown increased expression of multiple antioxidant proteins such as heme oxygenase-1 (HMOX1), leading to a significant level of cellular, tissue and organ protection in a wide variety of mouse models. Hemin and the hemin mimetic cobalt protoporphyrin IX (“CoPP”) are Bach1 ligands that have served as useful tool compounds to investigate the role of Bach1 inhibition in a variety of disease settings. Both molecules have been shown to have beneficial effects on oxidative stress and inflammatory-mediated pathologies in several animal models. Further, the ubiquity of the response suggests that the observed tissue protective effects are not related to the underlying causes of a particular disease, but instead are an intrinsic outcome of Bach1 modulation along with Nrf2 activation.

HPP3033

Our candidate, HPP3033, represents a novel, non-electrophilic therapeutic approach to activating the Nrf2 pathway that has the potential to be used in the treatment of chronic diseases associated with oxidative stress. We are currently evaluating HPP3033 and other Nrf2 activator compounds in various preclinical studies.

Partnered Development Programs

PPAR-δ and Reneo Pharmaceuticals, Inc.

On December 21, 2017, we entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic, or diagnostic application in humans.

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

In the second half of 2021, Reneo’s corporate headquarters was relocated from San Diego, CA to Irvine, CA and grew to 35 employees. Significant progress was made across all Research and Development (R&D) and General and Administrative (G&A) functions to progress the development of REN001 for Primary Mitochondrial Myopathy (PMM), Long-Chain Fatty Acid Oxidation Disorders (LC-FAOD), and glycogen storage disorder type V (McArdle Disease), with initial commercial planning for the eventual launch in PMM now underway.

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

Under the original Huadong License Agreement, we had the obligation to conduct a Phase 2 multi-region clinical trial (the “Phase 2 MRCT”), should Huadong require us to do so.  We were also responsible for contributing up to $3.0 million in connection with the Phase 2 MRCT, if it occurs.  However, the Huadong License Agreement was amended in January 2021 to remove these obligations. The Phase II study in mainland China and Taiwan has achieved Last Patient Out “LPO” on January 11, 2022. In addition, a milestone was paid in 2022.

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

Cantex

June 22 2021, vTv Therapeutics Inc. and Cantex Pharmaceuticals, Inc. (“Cantex”) announced that they have entered into a licensing agreement under which Cantex has obtained exclusive worldwide rights to develop and commercialize azeliragon, vTv’s novel antagonist of RAGE (the receptor for advanced glycation end products).

Under the terms of the agreement, Cantex will be responsible for the development and commercialization of azeliragon and the companies will allocate downstream profits under a tiered arrangement

Inbound Partnerships

JDRF Agreement

In August 2017, we entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes.  The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes.  According to the terms of the JDRF Agreement, as amended, JDRF will provide research funding of up to $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Novo Nordisk

In February 2007, we entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use, and commercialize products for the prevention, treatment, control, mitigation, or palliation of human or animal diseases or conditions. As part of this license grant, we obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for TTP399 under this agreement.

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

Intellectual Property

Patents

The IP portfolio for azeliragon includes issued patents in the U.S. directed to azeliragon as a composition of matter and methods of use to treat various indications.  The issued U.S. patent covering azeliragon as a composition of matter will expire no earlier than 2023, absent and patent term adjustments and extensions. However, this issued patent may expire as late as 2029 if, after approval by the U.S. Food and Drug Administration (FDA), we apply for and obtain the maximum possible patent term extension (PTE) that is available under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), and the patent term adjustments calculated by the USPTO are fully applied.  The IP portfolio for azeliragon also includes patent families covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations.  The patent applications in these additional patent families, if issued, would be expected to expire between 2028 and 2039.  The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028, absent any patent term adjustments or extensions, but may expire as late as 2033 if after approval by the U.S. FDA we decide to apply for and obtain the maximum PTE under the Hatch-Waxman Act for the U.S. patent covering the polymorph of azeliragon instead of the U.S. patent covering azeliragon as a composition of matter. Only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug.

The IP portfolio for TTP399 includes issued patents in approximately 35 countries and territories, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP399 as a composition of matter.  The issued U.S. patent covering TTP399 as a composition of matter will expire no earlier than 2025, absent any patent term adjustments or extensions, but may expire as late as 2030 if, after approval by the U.S. FDA, we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act.  Patents covering TTP399 as a composition of matter outside the United States will expire no earlier than 2025, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patent covering TTP399 as a composition of matter.  The IP portfolio for TTP399 also includes patent families covering crystal forms, salt forms, and solid formulations of TTP399 as well as combinations of TTP399 with metformin, DPP-4 inhibitors, or GLP-1r agonists, and their use in methods of treatment. The IP portfolio also includes a patent family covering methods of treating type 1 diabetics using TTP399 in combination with insulin.  The patent applications in these additional patent families, if issued, would be expected to expire between 2031 and 2040, absent any patent term adjustments or extensions.

The IP portfolio for HPP737 includes issued patents in the U.S. generically covering HPP737 as a composition of matter and methods of use to treat various indications.  The issued U.S. patent generically covering HPP737 as a composition of matter will expire no earlier than 2029, absent any patent term adjustments or extensions, but may expire as late as 2034 if, after approval by the U.S. FDA, we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act.  The IP portfolio for HPP737 also includes a patent family specifically covering HPP737 and another patent family covering a crystalline form of HPP737.  Any patents issuing from these two patent families will expire in 2040, absent any patent term adjustments or extensions.

The IP portfolio for the GLP-1r program includes issued patents in over 25 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to TTP273 as a composition of matter.  The issued U.S. patent covering TTP273 as a composition of matter will expire no earlier than 2030, absent any patent term adjustments or extensions, but may expire as late as 2035, if after approval by the U.S. FDA we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act following approval.  Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patent covering TTP273 as a composition of matter.  The IP portfolio for TTP273 also includes patent families covering crystalline, non-crystalline, and salt forms of TTP273, synthetic precursors to, and methods of manufacture of TTP273, as well as combinations of TTP273 and metformin, and their use in methods of treatment, and dosage regimens of TTP273.  The patent applications in these additional patent families, if issued, would be expected to expire between 2034 and 2040, absent any patent term adjustments or extensions.

The IP portfolio for the Nrf2/Bach1 program includes issued patents in approximately 25 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to HPP971 and HPP3033 as compositions of matter.  The issued U.S. patent covering HPP971 and HPP3033 as compositions of matter will expire no earlier than 2031, absent any patent term adjustments or extensions. However, this issued U.S. patent may expire as late as 2037, if after approval by the U.S. FDA we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act following approval”), and the patent term adjustments calculated by the USPTO are fully applied.  Patents covering HPP971 and HPP3033 as a composition of matter outside the United States will expire no earlier than 2031, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patents covering HPP971 and HPP3033 as a composition of matter.  The IP portfolio for the Nrf2/Bach1 program also includes patent families covering backup compounds, methods of use in combination with other Nrf2 activator compounds such as dimethyl fumarate and bardoxolone, and methods to treat sickle cell diseases, osteoporosis, and refractive ocular disorders.  The patent applications in these additional patent families, if issued, would be expected to expire between 2035 and 2040, absent any patent term adjustments or extensions.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.  Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

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

Collaboration Revenue and Customers

Most of our collaboration revenue for the years ended December 31, 2021, 2020 and 2019 is related to our licenses of certain compounds in the pre-clinical stage or clinical stage, including the Cantex License Agreement, Anteris License Agreement, Huadong License Agreement, the Reneo License Agreement, and the Newsoara License Agreement.  Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests, research activities performed by our personnel, and the achievement of development milestones.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. For a full discussion of the regulatory framework for the approval and regulation of investigational drug candidates, and applicable domestic and foreign healthcare law, please see “Part 1 – Item 1 – Business - Government Regulation and Product Approvals” in our Annual Report on Form 10-K filed on March 29, 2022.

Human Capital

After completing the reduction in work force effective December 31, 2021, we had 9 employees (all but 1 of whom worked in North Carolina), of which at least 6 held graduate degrees (including 3 doctorate degrees) and 4 were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are a clinical-stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $13.0 million, $8.5 million and $17.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had a total accumulated deficit of approximately $248.8 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of TTP399, advance our other drug candidates and expand our research and development programs. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”) and our purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  Under both of these arrangements, the Company has the right to sell shares of the Company’s Class A Common Stock, subject to certain limitations and conditions as set forth in the related agreements.  As of March 29, 2022, there remains $37.3 million of availability under the ATM offering.  While the LPC Purchase Agreement allows for sales of up to $47.0 million, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million. Though we can register additional shares for sale under this agreement, such sales may be limited by the conditions set forth in the LPC Purchase Agreement.  We also will need to raise substantial additional capital in the future to conduct further clinical trials of TTP399 and to continue developing our other drug candidates. Although we are seeking financing, partnering and licensing transactions for the further development of TTP399, these efforts may not be successful. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.

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

Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates

We recently refocused our efforts on the continued development of TTP399. There can be no assurance that we will be able to implement our business strategy successfully.

We recently refocused our efforts on the continued development of TTP399 as a potential treatment for patients with type 1 diabetes and TTP273 as a potential treatment for patients with cystic fibrosis related diabetes, as well as continuing to support our currently partnered programs. In connection with this strategy, we paused our development activities in the United States on HPP737 and reduced our workforce. If we are not able to successfully execute our business strategy and do not achieve the anticipated benefits, our business, results of operations and financial condition could suffer.

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

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our commercial success may be adversely affected..

Our commercial success will depend in part on our ability to:

•	apply for, obtain, maintain, and enforce patents;
•	protect trade secrets and other confidential and proprietary information; and
•	operate without infringing upon the proprietary rights of others.

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

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors or licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims or determination of inventorship. If we or our current licensors or licensees, or any future licensors or licensees, fail to maintain, or protect such patents and other intellectual property rights, such rights may be reduced or eliminated.  Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties.  Therefore, such patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.  If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. For example, U.S. patents can be challenged by any person before the United States Patent and Trademark Office (“USPTO”) Patent Trial and Appeals Board at any time within the one-year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions. In the United States, Europe, and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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
•

others may be able to make, use, sell, offer to sell, or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the proprietary rights of others may have an adverse effect on our business;
•	any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	any patents we obtain, or our in-licensed issued patents may not be valid or enforceable; or
•	we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

If we or our current licensors or licensees, or any future licensors or licensees, fail to prosecute, maintain, and enforce patent protection for our product candidates, our ability to develop and commercialize our product candidates could be harmed and we might not be able to prevent competitors from making, using, and selling competing products. This failure to properly protect the intellectual property rights relating to our product candidates could harm our business, financial condition, and operating results. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could assert an affirmative defense or counterclaim that our patent is not infringed, invalid and/or unenforceable. In patent litigation in the United States, defendant defenses and counterclaims alleging noninfringement, invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, non-obviousness, definiteness, and enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which would render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of, but that we do not believe are relevant to our current or future patents, that could nevertheless be determined to render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would harm our business. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property. Furthermore, some of our competitors have substantially greater intellectual property portfolios, and resources, than we do.

Our ability to stop third parties from using our technology or making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If any patent we currently or in the future may own or license is deemed not infringed, invalid or unenforceable, it could impact our commercial success. We cannot predict the breadth of claims that may be issued from any patent applications we currently or may in the future own or license from third parties.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell, or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.

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

Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies may infringe, violate, or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face Inter Partes Review (“IPR”) proceedings before the USPTO, or patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.

Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought against us. Third parties making claims against us for infringement, violation or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, would be a substantial diversion of resources from our business. In the event of a successful claim of any such infringement, violation, or misappropriation, we may need to obtain licenses from such third parties and we and our partners may be prevented from pursuing product development or commercialization and/or may be required to pay damages. We cannot be certain that any licenses required under such patents or proprietary rights would be made available to us, or that any offer to license would be made available to us on commercially reasonable terms. If we cannot obtain such licenses, we and our collaborators may be restricted or prevented from manufacturing and selling products employing our technology. These adverse results, if they occur, could adversely affect our business, results of operations and prospects, and the value of our shares.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of contractual or intellectual property lawsuits, USPTO interference or derivation proceedings, European Patent Office oppositions and related legal and administrative proceedings in the United States, Europe, and other countries, involve complex legal and factual questions. As a result, such proceedings may be costly and time-consuming to pursue, and their outcome is uncertain.

Litigation may be necessary to:

•	protect and enforce our patents and any future patents issuing on our patent applications;
•	enforce or clarify the terms of the licenses we have granted or been granted or may grant or be granted in the future;
•	protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or
•	determine the enforceability, scope, and validity of the proprietary rights of third parties and defend against alleged patent infringement.

Competitors may infringe our intellectual property. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

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

We may not be able to enforce all of our intellectual property rights throughout the world.

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

No earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC).  This will be a significant change in European patent practice.  As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.  Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the original expiration dates of our patents, and our business may be materially harmed.

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

Risks Related to our Common Stock

If we are unable to maintain listing of our Class A common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their Class A common stock.

Nasdaq requires issuers to comply with certain standards in order to remain listed on its exchange. We have received a delisting notice form Nasdaq as result of the closing bid price of our Class A common stock being below $1.00 per share for 30 consecutive business days. Our Class A common stock may be involuntarily delisted from Nasdaq if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share.

If we are unable to maintain our listing on Nasdaq, it may become more difficult for our stockholders to sell our Class A common stock in the public market, and the price of our Class A common stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting. In addition, it may inhibit or preclude our ability to raise additional financing.

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

As of December 31, 2021, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 36,519,212 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 66.2% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.

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

Holders

As of March 29, 2022, there were approximately 23 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.  The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	4,557,400	$4.13	2,407,600
Inducement Awards	2,498,635	$1.47	-
Equity compensation plans not approved by security holders			-
Total	7,056,035		2,407,600

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2021.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a clinical-stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long- term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre- clinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) for the treatment of type 1 diabetes.

Recent Developments

In October 2021, we began to implement a strategy to focus our efforts on the continued development of TTP399 as a potential treatment for patients with type 1 diabetes (“T1D”) and TTP273 as a potential treatment for patients with cystic fibrosis related diabetes, as well as continuing to support our currently partnered programs. Given the strategic focus on these programs, we paused our development activities in the United States on HPP737 while we evaluate strategic options for it. In December 2021, as part of this planned strategic focus, we reduced our workforce affecting approximately 65% of our employees.

In addition to our internal development programs, we are continuing to further the development of five partnered programs: a small molecule GLP-1r agonist (in certain Asian territories excluding Japan), the PDE4 inhibitor, HPP737 (in certain Asian territories excluding Japan), a PPAR-δ agonist, an Nrf2 activator, and the RAGE antagonist, azeliragon, through collaborations with pharmaceutical partners via licensing arrangements.

The following table summarizes our drug candidates, their partnership status and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program – TTP399

In October 2021, we a nnounced positive results of a mechanistic study of TTP399 in patients with T1D. The study demonstrated that patients with T1D taking TTP399 experienced no increase in ketone levels relative to placebo during a period of acute insulin withdrawal, indicating no increased risk of ketoacidosis. Consistent with previous clinical studies, improved fasting plasma glucose levels and fewer hypoglycemic events were observed in the TTP399 treated group during the week of treatment prior to the insulin withdrawal test. The U.S. Food and Drug Administration (“FDA”) has declined to approve SGLT2 inhibitors as an adjunctive therapy in T1D, with concerns over the potential risks of diabetic ketoacidosis (“DKA”) in focus. DKA can lead to hospitalization and, if untreated, death. In order to address these concerns, vTv, following the FDA’s recommendation, conducted this mechanistic study to demonstrate that treatment with TTP399, a liver-selective glucokinase activator, will not result in increased production of ketones, a precursor to ketoacidosis.

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

From our inception, including our predecessor companies, through December 31, 2021, we have incurred approximately $604.4 million in research and development expenses.

Our research and development expenses by project for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Direct research and development expense:
Azeliragon	$822	$6,103	$7,233
TTP399	2,608	917	2,762
HPP737	2,762	493	56
Other projects	717	683	578
Indirect research and development expense	6,415	2,819	4,490
Total research and development expense	$13,324	$11,015	$15,119

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

Interest Expense, Net

For periods prior to December 31, 2021, interest expense primarily consists of cash and non-cash interest expense related to our Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank. The Loan Agreement was fully repaid and terminated in December 2020. Cash interest on the Loan Agreement is recognized at a floating interest rate equal to 10.5% plus the amount by which the one- month London Interbank Offer Rate (“LIBOR”) exceeds 0.5%. Non-cash interest expense represents the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A common stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which are required to be paid in cash upon maturity), all of which are recognized in our Consolidated Statement of Operations using the effective interest method.

Other Income (Expense), Net

Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held in our licensees as well the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by a related party.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021, compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of the years ended December 31, 2021, and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2021	2020	Change
Revenue	$4,005	$6,414	$(2,409)
Operating expenses:
Research and development	13,324	11,015	2,309
General and administrative	12,343	7,251	5,092
Total operating expenses	25,667	18,266	7,401
Operating loss	(21,662)	(11,852)	(9,810)
Interest income	1	12	(11)
Interest expense	(12)	(692)	680
Other income (expense), net	4,057	(270)	4,327
Loss before income taxes	(17,616)	(12,802)	(4,814)
Income tax provision	115	—	115
Net loss before noncontrolling interest	(17,731)	(12,802)	(4,929)
Less: net loss attributable to noncontrolling interest	(4,744)	(4,303)	(441)
Net loss attributable to vTv Therapeutics Inc.	$(12,987)	$(8,499)	$(4,488)

Revenues

Revenues were $4.0 million and $6.4 million for the years ended December 31, 2021, and 2020, respectively. The revenue recognized in 2021, relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment as well as increases to the transaction prices for the license performance obligations under the Newsoara and Reneo License Agreements due to the satisfaction of development milestones. The revenue recognized in 2020 is primarily attributable to the upfront payment and fair value of the equity interest received by the Company in connection with the Anteris License Agreement.

Research and Development Expenses

Research and development expenses were $13.3 million and $11.0 million for the years ended December 31, 2021, and 2020, respectively. The increase in research and development expenses during this period of $2.3 million, or 21.0%, was primarily due to the following:

•	increased spending of $2.3 million for the development of HPP737 as we were conducting a Phase 1 multiple-ascending dose study for this drug candidate during the year ended December 31, 2021;
•	increases of $2.0 million for a license payment to Novo Nordisk for the completion of TTP399 phase 2 studies;
•	increases of $1.7 million related to the development of TTP399 due to the spending on the mechanistic study and compound manufacturing during the year ended December 31, 2021;
•

increases of $1.6 million related to various employee related costs including severance costs related to the Company’s restructuring plan, increase in share-based compensation, and reversal of certain performance-based compensation accruals in the prior year due to the expectation they would not be paid; and

•

the above increases were partially offset by a decrease in clinical trial costs of $5.3 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes.

General and Administrative Expenses

General and administrative expenses were $12.3 million and $7.3 million for the years ended December 31, 2021, and 2020, respectively. The increase in general and administrative expenses during this period of $5.1 million, or 70.2%, was primarily driven by the following:

•	increases in severance expense of $1.5 million in connection with the Company’s restructuring plan that occurred in December 2021.
•

increases of $0.5 million in stock-based compensation expense due to the modification of awards related to the retirement and separation agreements with several key employees and $0.6 million from stock options being expensed in 2021, that were granted in 2020.

•	increases of $1.2 million in additional legal expenses and;
•	increases due to the reversal of certain performance-based compensation accruals in the prior year due to the expectation they would not be paid.

Interest Expense, Net

Interest expense, net was $0.7 million for the year ended December 31, 2020, and was related to the cash and non-cash interest for our previous Loan Agreement. Interest expense during the year ended December 31, 2021, was insignificant.

Other Income / (Expense)

Other income was $4.1 million for the year ended December 31, 2021, and is driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as the change in fair value of the outstanding warrants in our own stock. During the year ended December 31, 2020, we recognized a $0.3 million loss due to the change in fair value of the outstanding warrants in our own stock.

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2021, we had an accumulated deficit of $248.8 million.  Since our inception, we have experienced a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of December 31, 2021, we had cash and cash equivalents of $13.4 million.  Based on our current operating plan, we plan to rely on the remaining availability of $37.3 million under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time shares of our Class A Common Stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A Common Stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”). However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A Common Stock. In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399, but we may not be successful in completing such transactions. These factors raise substantial doubt about our ability to continue as a going concern.

ATM Offering

We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A Common Stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of December 31, 2021, we have sold $31.2 million worth of Class A Common Stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold.

Lincoln Park Purchase Agreement

We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million. As of December 31, 2021, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.

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

Cash Flows

	Year Ended
	December 31,
	2021	2020
(dollars in thousands)
Net cash used in operating activities	$(19,308)	$(18,000)
Net cash provided by financing activities	26,976	19,470
Net increase in cash and cash equivalents	$7,668	$1,470

Operating Activities

For the year ended December 31, 2021, our net cash used in operating activities increased $1.3 million from the prior year.  The increase in uses of cash was due to higher net loss and working capital changes.

Investing Activities

No cash was provided by or used in investing activities for the year ended December 31, 2021, and 2020.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $27.0 million compared to net cash provided by financing activities of $19.5 million for the year ended December 31, 2020, resulting in an increase of $7.5 million.  This increase was driven by higher sales of shares of our Class A Common Stock during the year ended December 31, 2021, and higher payments on loans in the prior year due to the full repayment of the Loan Agreement in December 2020.

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

We plan to finance our operations into the fourth quarter of 2022 through the use of our cash and cash equivalents and the ability to sell shares of our Class A Common Stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock. We are also evaluating additional financing strategies to fund the clinical trials of TTP399, including direct equity investments and future public offerings of our common stock, and we are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Acting Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, our Acting Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our Acting Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2021, we maintained effective internal control over financial reporting.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISTDICTIONS THAT PREVENT INSPECTIONS

          Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021, and 2020	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2021, 2020 and 2019	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-8

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Certificate of Amendment to Certificate of Incorporation of vTv Therapeutics Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 5, 2021 (File No. 001-37524)).
3.3	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed March 3, 2022 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

4.3*	Description of Capital Stock.

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

10.10†	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.11†	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.12††

Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

10.13††

Venture Loan and Security Agreement dated as of October 28, 2016 by and among the Company, vTv Therapeutics LLC, Horizon Technology Finance Corporation and Silicon Valley Bank (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

10.14

First Amendment of Venture Loan and Security Agreement and Consent, dated as of December 20, 2017, by and among the Company, vTv Therapeutics LLC, Horizon Credit II LLC and Silicon Valley Bank (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.15††

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

10.18†

Employment Agreement, dated as of March 7, 2019, by and between vTv Therapeutics LLC and Stephen L. Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 11, 2019 (File No. 001-37524)).

10.19

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the Company’s Form S-3 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2019 (File No. 001-37524)).

10.20

Letter Agreement, dated as of March 18, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed March 20, 2019 (File No. 001-37524)).

10.21

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

10.23

Letter Agreement, dated as of December 23, 2019, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filed February 21, 2020 (File No. 001-37524)).

Exhibit Number	Description
10.24

Form of Securities Purchase Agreement to Purchase Class A Common Stock, under the December 23, 2019 Letter Agreement, by and between MacAndrews & Forbes Group LLC and vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K, filed February 21, 2020 (File No. 001-37524)).

10.25

Controlled Equity OfferingSM Sales Agreement, dated as of April 24, 2020, by and between vTv Therapeutics Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed on April 24, 2020 (File No. 001-37524)).

10.26

Second Amendment of Venture Loan and Security Agreement and Consent, dated as of April 1, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on August 3, 2020 (File No. 001-37524)).

10.27

Third Amendment of Venture Loan and Security Agreement and Consent, dated as of July 29, 2020, by and among the Company, vTv Therapeutics LLC, Horizon Funding Trust 2019-1 and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on May 7, 2020 (File No. 001-37524)).

10.28	First Amendment to vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 3.5 to the Company’s Form S-8, filed August 3, 2020 (File No. 333-240304)).

10.29

Purchase Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.30

Registration Rights Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.31†

Employment Agreement, dated as of December 10, 2020, by and between vTv Therapeutics LLC and Stephen L. Holcombe, and for certain limited purposes specified therein, vTv Therapeutics Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 10, 2020 (File No. 001-37524)).

10.32††	License Agreement, dated December 11, 2020, by and between Anteris Bio, Inc. and vTv Therapeutics LLC.

10.33††	First Amendment to License Agreement, dated as of January 14, 2021, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC.

10.34†

Executive Chairperson Agreement, dated as of December 30, 2020, by and between vTv Therapeutics Inc. and Robin E. Abrams (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 30, 2020 (File No. 001-37524)).

10.35†

Retirement Agreement, dated as of October 19, 2021, by and between Stephen L. Holcombe and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed October 20, 2021 (File No. 001-37524)).

10.36†

Employment Agreement, dated as of October 19, 2021, by and between Deepa Prasad and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed October 20, 2021 (File No. 001-37524)).

10.37†

Inducement Award Agreement dated as of October 19, 2021, by and between vTv Therapeutics Inc. and Deepa Prasad (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed October 20, 2021 (File No. 001-37524)).

10.38†

Resignation Agreement, dated as of December 1, 2021, by and between Rudy C. Howard and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 2, 2021 (File No. 001-37524)).

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*

Certification of President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022

VTV THERAPEUTICS INC.
(Registrant)
By:	/s/ Richard S. Nelson
Richard S. Nelson
Acting Chief Executive Officer

By:	/s/ Barry Brown
Barry Brown
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robin E. Abrams	Executive Chairperson	March 29, 2022
Robin E. Abrams

/s/ Richard S. Nelson	Acting Chief Executive Officer	March 29, 2022
Richard S. Nelson	(Principal Executive Officer)

/s/ Barry Brown	Chief Accounting Officer	March 29, 2022
Barry Brown	(Principal Accounting Officer)

/s/ John A. Fry	Director	March 29, 2022
John A. Fry

/s/ Hersh Kozlov	Director	March 29, 2022
Hersh Kozlov

/s/ Noel J. Spiegel	Director	March 29, 2022
Noel J. Spiegel

/s/ Howard L. Weiner	Director	March 29, 2022
Howard L. Weiner

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. (42)	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2021, and 2020	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2021, 2020 and 2019	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Accrued Development Costs

Description of the Matter

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has recorded $2.8 million of accrued expenses at December 31, 2021, which includes costs for clinical trial and contract manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors).  This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost incurred.

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

Raleigh, North Carolina

March 29, 2022

vTv Therapeutics Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share and share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$13,415	$5,747
Accounts receivable, net	57	158
Prepaid expenses and other current assets	2,049	939
Current deposits	100	371
Total current assets	15,621	7,215
Property and equipment, net	278	367
Operating lease right-of-use assets	402	482
Long-term investments	9,173	6,725
Total assets	$25,474	$14,789
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,023	$6,120
Current portion of operating lease liabilities	184	155
Current portion of contract liabilities	35	31
Current portion of notes payable	256	84
Total current liabilities	8,498	6,390
Contract liabilities, net of current portion	—	1,009
Operating lease liabilities, net of current portion	492	676
Warrant liability, related party	1,262	2,871
Other liabilities	-	50
Total liabilities	10,252	10,996
Commitments and contingencies
Redeemable noncontrolling interest	24,962	83,895
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 200,000,000 shares authorized and 66,942,777 outstanding as of December 31, 2021 and 100,000,000 authorized and 54,050,710 shares outstanding as of December 31, 2020	669	541
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of December 31, 2021 and 23,094,221 as of December 31, 2020	232	232
Additional paid-in capital	238,193	209,161
Accumulated deficit	(248,834)	(290,036)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(9,740)	(80,102)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$25,474	$14,789

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ending December 31,
	2021	2020	2019
Revenue	$4,005	$6,414	$2,764
Operating expenses:
Research and development	13,324	11,015	15,119
General and administrative	12,343	7,251	8,537
Total operating expenses	25,667	18,266	23,656
Operating loss	(21,662)	(11,852)	(20,892)
Other income	2,448	—	1
Other income (expense) – related party	1,609	(270)	827
Interest income	1	12	53
Interest expense	(12)	(692)	(1,827)
Loss before income taxes and noncontrolling interest	(17,616)	(12,802)	(21,838)
Income tax provision	115	—	100
Net loss before noncontrolling interest	(17,731)	(12,802)	(21,938)
Less: net loss attributable to noncontrolling interest	(4,744)	(4,303)	(8,894)
Net loss attributable to vTv Therapeutics Inc.	$(12,987)	$(8,499)	$(13,044)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(12,987)	$(8,499)	$(17,913)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.21)	$(0.18)	$(0.59)
Weighted average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	60,732,636	47,137,917	30,292,030

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit

(in thousands, except share data)

For the twelve months ended December 31, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2018	$62,482	20,347,065	$203	23,094,221	$232	$150,595	$(233,883)	$(82,853)
Net loss	(8,894)	—	—	—	—	—	(13,044)	(13,044)
Share-based compensation	—	—	—	—	—	1,518	—	1,518
Issuance of Class A Common Stock under registered direct offering	—	3,636,364	37	—	—	5,406	—	5,443
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	16,923,427	169	—	—	27,331	—	27,500
Issuance of Letter Agreement and warrants to purchase Class A Common Stock - related party	—	—	—	—	—	(992)	—	(992)
Vesting of restricted stock units	—	11,666	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	(13,405)	—	—	—	—	—	13,405	13,405
Balances at December 31, 2019	40,183	40,918,522	409	23,094,221	232	183,858	(233,522)	(49,023)
Net loss	(4,303)	—	—	—	—	—	(8,499)	(8,499)
Share-based compensation	—	—	—	—	—	1,009	—	1,009
Issuance of Class A Common Stock under ATM offering	—	5,480,941	55	—	—	12,441	—	12,496
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	6,250,000	63	—	—	9,937	—	10,000
Issuance of Class A Common Stock under LPC Agreement	—	1,389,580	14	—	—	1,916	—	1,930
Vesting of restricted stock units	—	11,667	—	—	—	—	—
Change in redemption value of noncontrolling interest	48,015	—	—	—	—	—	(48,015)	(48,015)
Balances at December 31, 2020	83,895	54,050,710	541	23,094,221	232	209,161	(290,036)	(80,102)
Net loss	(4,744)	—	—	—	—	—	(12,987)	(12,987)
Share-based compensation	—	—	—	—	—	2,356	—	2,356
Issuance of Class A Common Stock under ATM offering	—	8,929,147	89	—	—	17,581	—	17,670
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(54,189)	—	—	—	—	—	54,189	54,189
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$238,193	$(248,834)	$(9,740)

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss before noncontrolling interest	$(17,731)	$(12,802)	$(21,938)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
(Gain) on disposal of property and equipment, net	—	—	(288)
Depreciation expense	89	94	39
Share-based compensation expense	2,356	1,009	1,518
Change in fair value of investments	(2,448)	(4,245)	—
Change in fair value of warrants, related party	(1,609)	270	(827)
Amortization of debt discount	—	380	532
Changes in assets and liabilities:
Accounts receivable	101	(153)	(5)
Prepaid expenses and other assets	(839)	(254)	732
Long-term deposits	—	444	(408)
Accounts payable and accrued expenses	1,828	(997)	(618)
Accreted interest on debt	—	(1,512)	—
Contract liabilities	(1,005)	(24)	(1,755)
Other liabilities	(50)	(210)	-
Net cash used in operating activities	(19,308)	(18,000)	(23,018)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	312
Purchases of property and equipment	—	—	(70)
Net cash provided by investing activities	—	—	242
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	—	10,000	27,500
Proceeds from issuance of Class A Common Stock, net of offering costs	26,757	14,426	5,443
Proceeds from exercise of stock options	47	—
Proceeds from debt issuance	887	500	500
Repayment of notes payable	(715)	(5,456)	(10,573)
Net cash provided by financing activities	26,976	19,470	22,870
Net increase in cash, cash equivalents and restricted cash and cash equivalents	7,668	1,470	94
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of year	5,747	4,277	4,183
Total cash, cash equivalents and restricted cash and cash equivalents, end of year	$13,415	$5,747	$4,277
Supplemental cash flow information:
Cash paid for interest	$11	$623	$1,295
Cash paid for income taxes	$115	$—	$100

Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$548
Leasehold improvements obtained in exchange for lease obligations	$—	$—	$384
Change in redemption value of noncontrolling interest	$(54,189)	$48,015	$(13,405)
Issuance of Letter Agreements and warrants to purchase vTv Therapeutics Inc. Class A Common Stock to a related party	$—	$—	$992

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.

Notes to Consolidated Financial Statements

(dollar amounts are in thousands, unless otherwise noted)

Note 1: Description of Business and Basis of Presentation

Description of Business

vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”), was incorporated in the state of Delaware in April 2015.  The Company is a clinical stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection.

Principles of Consolidation

vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary, which is a clinical stage biopharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs.

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. Various holders own non-voting interests in vTv LLC, representing a 25.6% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 74.4% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional nonvoting common units (“vTv Units”) of vTv LLC or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B Common Stock”)) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the IPO in 2015, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. The creditors of vTv LLC do not have any recourse to the general credit of vTv Therapeutics Inc. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through December 31, 2021, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of December 31, 2021, the Company had an accumulated deficit of $248.8 million and has generated net losses in each year of its existence.

As of December 31, 2021, the Company had cash and cash equivalents of $13.4 million.  To meet our future funding requirements into the fourth quarter of 2022, based on our current operating plans, the Company plans to rely primarily on its remaining availability of $37.3 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A Common Stock under the LPC Purchase Agreement based on the remaining number of registered shares.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.

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

Three customers represented 100% of the revenue earned during the year ended December 31, 2021, and 2020.  Four customers represented 100% of the revenue earned during the year ended December 31, 2019.

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

 The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. No such charges were recognized during the years ended December 31, 2021, 2020 or 2019.  There were no assets held for sale at December 31, 2021, or 2020.

Investments

Investments in entities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. The investments are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income (expense), net on the Consolidated Statements of Operations.

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

Share-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period.  The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula.  Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.

In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares there under shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  The Company entered into a retirement agreement with its former CEO Steve Holcombe in October 2021, and separation agreements with certain key employees in December 2021. The retirement and separation agreements provide for accelerated vesting and extend the exercise period for certain outstanding equity awards.

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements which are expected to have a material impact on the Company’s financial statements.

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

The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period.  As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period. The Company recognized $1.7 million of revenue related to this combined performance obligation for the year ended December 31, 2019. As of December 31, 2019, revenue allocated to this performance obligation had been fully recognized.

During the year ended December 31, 2021, $2.0 million of revenue was recognized due to the satisfaction of a development milestone under the license agreement.  This amount was fully recognized as revenue during the year ended December 31, 2021, as the related performance obligation was fully satisfied. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2021, as it is not considered probable that such payments will be received.

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

Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT.  Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC Topic 606 and performed a reallocation of the transaction price among the remaining performance obligations.  This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch up basis during the year ended December 31, 2021. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of December 31, 2018.  In connection with the First Huadong Amendment, the Company recognized approximately $1.0 million of revenue related to this performance obligation during the year ended December 31, 2021 due to the reallocation of the transaction price among the performance obligations remaining after the First Huadong Amendment.

The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products should be treated as a separate performance obligation.  A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price.  A portion of this amount remains deferred as of December 31, 2021, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC.  The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2021, was $0.1 million.  An immaterial amount of revenue was recognized for this performance obligation for the years ended December 31, 2021, 2020 and 2019.

The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2021, as it is not considered probable that such payments will be received.

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

Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation and the related revenue was recognized during the year ended December 31, 2018.

During each of the years ended December 31, 2021, and 2019, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of development milestones under the license agreement.  These amounts were fully recognized as revenue during the years ended December 31, 2021, and 2019, as the related performance obligations have been fully satisfied.

The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2021, as it is not considered probable that such payments will be received.

Anteris License Agreement

On December 11, 2020, the Company entered into a license agreement with Anteris Bio, Inc. (“Anteris”) (the “Anteris License Agreement”), under which Anteris obtained a worldwide, exclusive and sublicensable license to develop and commercialize the Company’s Nrf2 activator, HPP971.

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

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation and consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million. The revenue related to this performance obligation was fully recognized during the year ended December 31, 2020, as the technology transfer services were considered complete as of that date. No revenue was recognized related to the Anteris License Agreement during the year ended December 31, 2021.

JDRF Agreement

In August 2017, the Company entered into the JDRF Agreement to support the funding of the Simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of TTP399 in type 1 diabetics.  The Company initiated this study in the fourth quarter of 2017.  The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes.  According to the terms of the JDRF Agreement, as amended, JDRF will provide research funding of up to $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of December 31, 2021, the Company had received funding under this agreement of $3.4 million, and research and development costs were offset by $3.4 million.

   Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Current portion of contract liabilities	$35	$31
Contract liabilities, net of current portion	—	1,009
Total contract liabilities	$35	$1,040

The change in the Company’s contract liabilities for the year ended December 31, 2021, was due to the recognition of amounts included in the contract liability at the beginning of the period caused by the reallocation of the transaction price in connection with the First Huandong Amendment discussed above.

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

The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company.  These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant.  For the years ended December 31, 2021, 2020 and 2019, the Company recognized $2.4 million, $1.0 million and $1.5 million of compensation expense related to share-based awards, respectively.  Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.  As of December 31, 2021, the Company had total unrecognized stock-based compensation expense of approximately $3.3 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.  The weighted average grant date fair value for all option grants during the years ended December 31, 2021, 2020 and 2019 was $1.23, $1.91 and $2.28 per option, respectively.

The Company entered into a retirement agreement on October 19, 2021, with its former CEO Steve Holcombe which included provisions for him to retire from full-time service as CEO as of October 19, 2021. As part of the retirement agreement, Mr. Holcombe’s remaining unvested awards will continue to vest and be fully vested on December 31, 2022. In light of this change, the Company entered into an employment and Inducement Agreement with Deepa Prasad, who was appointed President and CEO as of October 19, 2021. The Inducement Agreement provided the grant of 2,498,635 options to purchase the Company's Class A common stock at a strike price of $1.47 per share. The grants have varying service and performance vesting requirements depending on the grantee's status as an employee. The awards subject to the Inducement Agreement were not charged against the Plan’s share reserve and are being granted outside of the Plan as an Inducement Award.

The Company also entered into separation agreements with several other key employees in December 2021 who had a combination of unvested and vested stock options at the termination date. As a result of the retirement and separation agreements, 1,190,263 stock options to purchase shares of common stock were modified to increase the time period to exercise the options and 616,667 stock options to purchase shares of common stock were modified to accelerate vesting at the termination date.  Additionally, 375,000 stock options were canceled for the year ended December 31, 2021, related to the separation agreements. The Company incurred $0.5 million of additional stock compensation expense for the modifications for the year ended December 31, 2021.

The aggregate intrinsic value of the in-the-money awards outstanding as well as those exercisable as of December 31, 2021, was an insignificant amount.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted.  The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Expected volatility	118.75% - 122.17%	120.37% - 121.43%	115.29% - 120.15%
Expected life of option, in years	5.8 - 6.0	5.7 - 6.0	5.3 - 6.0
Risk-free interest rate	1.00% - 1.34%	0.39% - 0.53%	1.58% - 2.64%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2020	4,453,357	$4.41
Granted	3,368,635	1.43
Exercised	(20,833)	2.24
Forfeited	(745,124)	2.60
Awards outstanding at December 31, 2021	7,056,035	$3.19
Options exercisable at December 31, 2021	2,908,180	$5.50
Weighted average remaining contractual term	6.3 Years
Options vested and expected to vest at December 31, 2021	5,960,235	$3.50
Weighted average remaining contractual term	7.9 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2021	2020	2019
Research and development	$599	$348	$522
General and administrative	1,757	661	996
Total share-based compensation expense	$2,356	$1,009	$1,518

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$863	$771
Prepaid taxes	97	129
Deferred financing costs	135	—
Prepaid - other	954	39
Total	$2,049	$939

Note 6: Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$406	$406
Computers and hardware	48	48
Software	80	80
Furniture and office equipment	49	49
Total property and equipment	583	583
Less: accumulated depreciation and amortization	(305)	(216)
Property and equipment, net	$278	$367

Depreciation expense was $0.1 million for the years ended December 31, 2021, and 2020, and was an insignificant amount for the year ended December 31, 2019.

Note 7: Investments

In connection with the Reneo and Anteris License Agreements, the Company has received equity ownership interests of less than 20% of the voting equity of the investee.  Further, the Company does not have the ability to exercise significant influence over the investees.  The investments are classified as long-term investments in the Company’s Consolidated Balance Sheets.

Reneo completed its initial public offering in April 2021.  Prior to Reneo becoming a publicly-traded company, the Company’s investment in Reneo did not have a readily determinable fair value and was measured at cost less impairment, adjusted for any changes in observable prices, under the measurement alternative.  Subsequent to Reneo’s initial public offering, the Company’s investment in Reneo is considered to have a readily determinable fair value and, as such, is adjusted to its fair value each period with changes in fair value recognized as a component of net loss.

The Company’s investment in Anteris does not have a readily determinable fair value and is measured at cost less impairment, adjusted for any changes in observable prices.

The Company’s investments consist of the following:

	December 31, 2021	December 31, 2020
Equity investment with readily determinable fair value:
Reneo common stock	$4,928	$—

Equity investment without readily determinable fair values assessed under the measurement alternative:
Reneo common stock	—	2,480
Anteris preferred stock	4,245	4,245
Total	$9,173	$6,725

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

No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized gain on its investment in Reneo of $2.4 million for the year ended December 31, 2021.  These adjustments were recognized as a component of other (expense) income in the Company’s Consolidated Statements of Operations.

Note 8: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$1,876	$1,925
Accrued development costs	2,790	2,581
Accrued compensation and related costs	3,202	1,594
Accrued other	155	20
Total	$8,023	$6,120

Note 9: Leases

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

At December 31, 2021, and 2020, the weighted average incremental borrowing rate for operating leases held by the Company were 13.1%. At December 31, 2021, and 2020, the weighted average remaining lease terms for the operating leases held by the Company were 3.1 years and 4.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of December 31, 2021, were as follows (in thousands):

2022	$261
2023	268
2024	275
2025	23
2026	—
Thereafter	—
Total lease payments	827
Less: imputed interest	(151)
Present value of lease liabilities	$676

Operating lease cost was $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.  During the year ended December 31, 2021, cash paid for operating leases was $0.3 million.

The Company had recognized an asset retirement obligation for an obligation in its former facility lease, which expired in December 2019, that required the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. As no amounts were required to be paid upon exit of the lease, the asset retirement obligation of $ 0.3 million was reversed during the year ended December 31, 2020.

Note 10: Notes Payable

Notes payable consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Notes payable under the Loan Agreement	$—	$—
Short-term financing	256	84
Total notes payable	256	84
Less: Current portion	(256)	(84)
Total notes payable, net of current portion	$—	$—

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

The Company borrowed the first tranche of $12.5 million upon close of the Loan Agreement in October 2016.  The first tranche required only monthly interest payments until May 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on May 1, 2020.  In connection with the Third Amendment, the maturity date of the first tranche was extended to September 1, 2020.  In addition, a final payment for the first tranche loan equal to $0.8 million originally due on May 1, 2020, was extended to September 1, 2020, as part of the Third Amendment, or such earlier date specified in the Loan Agreement.  The Company borrowed the second tranche of $7.5 million in March 2017.  The second tranche requires only monthly interest payments until October 1, 2018, followed by equal monthly payments of principal plus accrued interest through the scheduled maturity date on October 1, 2020.  In connection with the Second Amendment, the maturity date of the second tranche was extended to January 1, 2021.  In addition, a final payment for the second tranche loan equal to $0.5 million was originally due on October 1, 2020, or such earlier date specified in the Loan Agreement.  In connection with the Second Amendment, the due date for this final payment was extended to January 1, 2021, or such earlier date specified in the Loan Agreement.  The total amount of the payment was increased to $0.8 million as a result of the Second and Third Amendments.  For each of the first and second tranches, the combined Second and Third Amendment required only monthly interest payments on the outstanding principal balance for the amounts due from April 1, 2020, through August 1, 2020.  As amended, the remaining principal balance and final interest payment under the first tranche was paid upon maturity.  Further, the Second and Third Amendments require equal monthly principal payments plus accrued interest for the second tranche beginning September 1, 2020, through the scheduled maturity on January 1, 2021.  The full amount outstanding under both the first and second tranches, including the related final interest payments were paid in accordance with the scheduled maturities, with the final payment made prior to December 31, 2020.

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

The Company recorded interest expense related to the Loan Agreement of $0.7 million and $1.8 million for the years ended December 31, 2020, and 2019, respectively. The Company did not recognize any interest expense related to the Loan Agreement during the year ended December 31, 2021, as the Loan Agreement was paid in full and terminated during December 2020.

Note 11: Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount.   The Company is not currently a party to any material legal proceedings.

Novo Nordisk

In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions.  As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399.  This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use.  Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for TTP399 under this agreement.  No such payments were made during the years ended December 31, 2020, or 2019.

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

On January 14, 2021, and June 25, 2021, the Company filed a prospectus supplement in connection with the ATM Offering to increase the size of the at-the-market offering pursuant to which the Company may offer and sell, from time to time, through or to Cantor, as sales agent or principal, shares of the Company’s Class A Common Stock, by an aggregate offering price of $5.5 million and $50.0 million, respectively.

During the years ended December 31, 2021, and 2020, the Company sold 8,929,147 shares and 5,480,941 shares of Class A common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $18.2 million and $13.0 million, respectively. After offering costs and sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds for the years ended December 31, 2021, and 2020 were approximately $17.7 million and $12.5 million, respectively.

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

As a result, on November 24, 2020, 425,725 newly issued shares of the Company’s common stock, equal to 1.5% percent of the $47.0 million availability, were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s Class A common stock under the agreement.  Upon effectiveness of the registration statement, 963,855 newly issued shares of Class A common stock, valued at $2.08 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $2.0 million in 2020. During 2021, 3,941,726 shares of Class A common stock were sold to Lincoln Park for an aggregate gross purchase price of $9.1 million.

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

The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.  During the years ended December 31, 2021, 2020, and 2019 the Company recognized income/(expense) of $1.6 million, $(0.3) million and $0.8 million, respectively, related to the change in fair value of the Letter Agreement Warrants.  These amounts were recognized as a component of other income (expense), related party in the Consolidated Statements of Operations.

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

Note 13: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 25.6% noncontrolling interest in vTv LLC (see Note 1).  The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange value is determined based on a 20 day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date.  At December 31, 2021, and 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $25.0 million and $83.9 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2021	2020	2019
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(12,987)	$(8,499)	$(17,913)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(5,084)	(8,943)	(17,971)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(18,071)	$(17,442)	$(35,884)

Note 14: Related-Party Transactions

MacAndrews & Forbes Incorporated

MacAndrews directly or indirectly controls 23,084,267 shares of Class B Common Stock.  Further, as of December 31, 2021, MacAndrews directly or indirectly holds 36,519,212 shares of the Company’s Class A Common Stock.  As a result, MacAndrews’ holdings represent approximately 66.2% of the combined voting power of the Company’s outstanding common stock.

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

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30 11, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 5, 2018	July 30 ,2019	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—	400,990	365,472
Exercise price of related warrants	$5.04	$1.53	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2021	2,283,105	7,518,797	5,434,783	5,454,546	6,849,316	6,250,000
Remaining shares to be issued as of December 31, 2021			—	—	—	—

Each of the December 5, 2017 and July 30, 2018 Letter Agreements resulted in a deemed capital contribution to the Company as the fair value of the financial instrument received by the Company exceeded the fair value of those financial instruments issued to MacAndrews. The December 11, 2018, March 18, 2019, September 26, 2019, and December 23, 2019 Letter Agreements resulted in a deemed distribution to MacAndrews as the fair value of the financial instruments issued to MacAndrews exceeded the fair value of the financial instrument received by the Company.  This deemed distribution has been reflected as a reduction to the net loss attributable to common shareholders of vTv Therapeutics Inc. for computing net loss per share.

Exchange Agreement

Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire Board of Directors.  As of December 31, 2021, MacAndrews has not exchanged any shares under the provisions of this agreement.

Tax Receivable Agreement

The Tax Receivable Agreement among the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B Common Stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A Common Stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.  As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2021.

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

Note 15: Employee Benefit Plan

The Company has a 401(k)-retirement plan in which all of its full-time employees are eligible to participate.  The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation.  The Company contributed $0.1 million to the plan for each of the years ended December 31, 2021, 2020, and 2019.

Note 16: Income Taxes

From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes.  The Company recorded an income tax provision of $0.1 million for the years ended December 31, 2021, and 2019, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities. The Company did not record an income tax provision for the year ended December 31, 2020.

As discussed in Note 14, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions.  As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2021.

In December 2019, the FASB issued ASU 2019-12, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The adoption of ASU 2019-12 in 2021 did not have a material effect on the Company’s consolidated financial statements.

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2021	2020	2019
U.S. statutory tax benefit	$(3,699)	$(2,688)	$(4,586)
Partnership income (federal) not subject to tax to the Company	996	904	1,868
Foreign withholding tax	91	—	79
State taxes (net of federal benefit)	(14)	(13)	134
Research and development tax credit	(173)	(138)	(231)
Other	10	75	(81)
Change in valuation allowance	2,904	1,860	2,917
Provision for income taxes	$115	$—	$100
Effective income tax rate	-0.7%	0.0%	-0.5%

Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$20,909	$17,338
R&D Tax Credit carryforwards	1,755	1,587
Investment in partnerships	(2,353)	(1,520)
Charitable contributions	11	12
Total deferred tax assets	20,322	17,417
Valuation allowance	(20,322)	(17,417)
Net deferred tax assets	$—	$—

The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the Company’s recent operating losses.  Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability.  Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance.  During the year ended December 31, 2021, the Company’s valuation allowance increased by $2.9 million.

The Company has federal net operating loss carryforwards of $95.9 million that will be available to offset future taxable income.  Approximately, $40.0 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income.  The remaining $55.9 million may be carried forward indefinitely but are only available to offset 80% of future taxable income.  The Company has federal research and development tax credits of $1.8 million which expire in varying amounts starting in 2035 to 2040.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2021, the Company had no uncertain tax positions.  There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2021.

The Company files U.S. federal, New York, North Carolina and Virginia tax returns.  The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2017 to 2021.

Note 17: Restructuring

In October 2021 the Company entered into a retirement and consulting agreement with its former CEO Stephen Holcombe where he will transition to the role of Strategic Advisor to the CEO until December 31, 2022. As of December 31, 2021, the Company recorded a liability of $0.4 million and $0.2 million in accrued expenses for the cash payments under the retirement and consulting agreement respectively, for Mr. Holcombe. The Company made cash payments under the retirement agreement of $0.1 million during the year ended December 31, 2021, and the remaining payments will be paid over the next twelve months. In addition, the Company recorded $0.5 million and $0.2 million in severance and consulting fees respectively during the year ended December 31, 2021, on the Company’s Consolidated Statements of Operations.

In December 2021, the Company announced a strategic decision to prioritize the development of its lead program TTP399, a novel, oral, liver-selective glucokinase activator. This decision includes a reduction in the Company’s workforce affecting approximately 65% of its employees, and as a result the Company recognized severance and benefits costs of $1.6 million on the Consolidated Statement of Operations.  The related expense of $0.7 million and $0.9 million has been recognized as a component of research and development and general and administrative expense respectively, within the Consolidated Statements of Operations based on the responsibilities of the impacted employees. The Company made cash payments for severance and benefits costs of $0.1 million during the year ended December 31, 2021, and the remaining payments will be made over the next twelve months. As of December 31, 2021, $1.5 million of accrued severance and benefits costs were accounted for in accrued expenses on the Company’s Consolidated Balance Sheets.

Note 18: Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2021, 2020, and 2019 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(17,731)	$(12,802)	$(21,938)
Less: Net loss attributable to noncontrolling interests	(4,744)	(4,303)	(8,894)
Net loss attributable to vTv Therapeutics Inc.	(12,987)	(8,499)	(13,044)
Less: Deemed distribution to related party (Note 13)	—	—	(4,869)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(12,987)	$(8,499)	$(17,913)
Denominator:
Weighted average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	60,732,636	47,137,917	30,292,030
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.21)	$(0.18)	$(0.59)

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2021	2020	2019
Class B Common Stock (1)	23,093,860	23,094,221	23,094,221
Common stock options granted under the Plan	7,056,035	4,453,357	2,531,143
Restricted stock units	—	—	11,667
Common stock options granted under the Letter Agreement	—	—	6,250,000
Common stock warrants	2,014,503	2,014,503	2,014,503
Total	32,164,398	29,562,081	33,901,534

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

The Company measures the value of its equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.  During the year ended December 31, 2021, Reneo completed its initial public offering.  As a result, the fair value of the Company’s investment in Reneo’s common stock now has a readily determinable market value and is no longer eligible for the practical expedient for investments without readily determinable fair market values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2021, 2020 and 2019 (in thousands):

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,928	$4,928	$—	$—
Total	$4,928	$4,928	$—	$—

Liabilities:
Warrant liability, related party (1)	$1,262	$—	$—	$1,262
Total	$1,262	$—	$—	$1,262

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$2,871	$—	$—	$2,871
Total	$2,871	$—	$—	$2,871

(1)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2021, 2020 and 2019
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2021
Warrant liability, related party	$2,871	$(1,609)	$—	$—	$1,262
Total	$2,871	$(1,609)	$—	$—	$1,262

2020
Warrant liability, related party	2,601	270	—	—	2,871
Total	$2,601	$270	$—	$—	$2,871

2019
Warrant liability, related party	2,436	(827)	992	—	2,601
Total	$2,436	$(827)	$992	$—	$2,601

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2021, 2020 and 2019.  Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations

The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	82.68% - 142.86%	128.13%	120.53% - 142.07%	128.16%
Risk-free interest rate	0.95% - 1.26%	1.15%	0.26% - 0.50%	0.39%

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

Note 20: Subsequent Events

On February 27, 2022, Ms. Deepa Prasad notified the Board of Directors (the “Board”) of vTv Therapeutics Inc. (the “Company”) of her decision to resign from her positions as Chief Executive Officer, President and Board member, effective as of March 29, 2022, and has agreed to continue serving in those roles until the earlier of the completion of a certain Company milestone or March 29, 2022 (the “Effective Date”). Ms. Prasad has agreed to serve as a Strategic Advisor to the Company for six months after the Effective Date. Ms. Prasad will retain 624,659 of the outstanding options previously granted to her, which will vest at the end of the 15-month period following the Effective Date. Ms. Prasad will be subject to a one-year noncompete provision and other customary provisions, including mutual non-disparagement obligations and the execution of a mutual release.

On March 1, 2022, the Board appointed Mr. Richard S. Nelson, a member of the Company’s Board of Directors, as Acting Chief Executive Officer until the Effective Date, at which time Mr. Nelson will become Interim Chief Executive Officer of the Company

On March 1, 2022, Mr. Nelson entered into an employment agreement with the Company (the “Nelson Employment Agreement”). The Nelson Employment Agreement provides for a base salary of not less than $200,000, and a cash bonus of 100% of his base salary for the 2022 fiscal year, based on achievement of performance targets. The Nelson Employment Agreement also provides for the grant of stock options (the “Options”) to purchase 500,000 shares of Class A common stock of the Company at an exercise price of $0.8060 per share. One hundred and twenty-five thousand (125,000) of the Options will vest on the Effective Date, and the remaining 375,000 Options will vest ratably every three months over three years, subject to Mr. Nelson’s continued association with the Company.