Form 10-K/A
period 2021-12-31
vTv Therapeutics Inc.
filed 2022-04-05
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to_____
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

EXPLANATORY NOTE

The Annual Report on Form 10-K filed by vTv Therapeutics Inc. (the “Company”) with the Securities and Exchange Commission on March 29, 2022 (the “Original 10-K”) inadvertently omitted the information set forth in “Item 9B. Other Information” of this Amendment No. 1 to Form 10-K (this “Form 10-K/A”). This Form 10-K/A is being filed solely for the purpose of including such information.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

ITEM 9B.	OTHER INFORMATION

On March 29, 2022, the board of directors of the Company appointed Barry Brown as Chief Accounting Officer of the Company.

Mr. Brown is a Certified Public Accountant and joined the Company as Controller over 20 years ago. Prior to joining the Company, Mr. Brown was Vice President and Controller for a real estate development company and, prior to that, held division Controller and other financial roles at a large textile manufacturer. Mr. Brown obtained both his MBA and Bachelor of Science in Accounting and Business Administration degrees from the University of North Carolina Greensboro.

There are no arrangements or understandings between Mr. Brown and any other persons pursuant to which he was selected as Chief Accounting Officer of the Company. Mr. Brown has no familial relationships with any executive officer or director of the Company. There have been no transactions in which the Company has participated and in which Mr. Brown had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

*	Filed herewith

Auditor Name: Ernst & Young LLP
Auditor Location: Raleigh, North Carolina
Auditor PCAOB ID: 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2022

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Richard S. Nelson
Richard S. Nelson
Interim President and Chief Executive Officer