Form 10-Q
period 2022-03-31
vTv Therapeutics Inc.
filed 2022-05-12
CIK 1641489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of May 12, 2022
Class A common stock, par value $0.01 per share	66,942,777
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

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

vTv Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,138	$13,415
Accounts receivable	57	57
Prepaid expenses and other current assets	1,387	2,049
Current deposits	30	100
Total current assets	13,612	15,621
Property and equipment, net	255	278
Operating lease right-of-use assets	379	402
Long-term investments	5,939	9,173
Total assets	$20,185	$25,474
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,474	$8,023
Current portion of operating lease liabilities	191	184
Current portion of contract liabilities	35	35
Current portion of notes payable	—	256
Total current liabilities	12,700	8,498
Operating lease liabilities, net of current portion	441	492
Warrant liability, related party	770	1,262
Total liabilities	13,911	10,252
Commitments and contingencies
Redeemable noncontrolling interest	14,367	24,962
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 200,000,000 shares authorized, 66,942,777 shares outstanding as of March 31, 2022, and December 31, 2021	669	669
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of March 31, 2022, and December 31, 2021	232	232
Additional paid-in capital	238,669	238,193
Accumulated deficit	(247,663)	(248,834)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(8,093)	(9,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$20,185	$25,474

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$2,000	$987
Operating expenses:
Research and development	3,133	3,103
General and administrative	5,348	2,164
Total operating expenses	8,481	5,267
Operating loss	(6,481)	(4,280)
Other expense	(3,234)	—
Other income (expense) – related party	492	(1,648)
Interest income	—	1
Interest expense	(1)	—
Loss before income taxes and noncontrolling interest	(9,224)	(5,927)
Income tax provision	200	15
Net loss before noncontrolling interest	(9,424)	(5,942)
Less: net loss attributable to noncontrolling interest	(2,417)	(1,701)
Net loss attributable to vTv Therapeutics Inc.	$(7,007)	$(4,241)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(7,007)	$(4,241)
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.10)	$(0.08)
Weighted-average number of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	66,942,777	56,472,535

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except number of shares)

For the three months ended March 31, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$238,193	$(248,834)	$(9,740)
Net loss	(2,417)	—	—	—	—	—	(7,007)	(7,007)
Share-based compensation	—	—	—	—	—	476	—	476
Change in redemption value of noncontrolling interest	(8,178)	—	—	—	—	—	8,178	8,178
Balances at March 31, 2022	$14,367	66,942,777	$669	23,093,860	$232	$238,669	$(247,663)	$(8,093)
For the three months ended March 31, 2021
		Class A Common Stock		Class B Common Stock
Redeemable Noncontrolling Interest		Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(1,701)	—	—	—	—	—	(4,241)	(4,241)
Share-based compensation	—	—	—	—	—	436	—	436
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,500,000	35	—	—	8,003	—	8,038
Change in redemption value of noncontrolling interest	(19,547)	—	—	—	—	—	19,547	19,547
Balances at March 31, 2021	$62,647	57,571,904	$576	23,093,860	$232	$217,647	$(274,730)	$(56,275)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss before noncontrolling interest	$(9,424)	$(5,942)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	23	23
Share-based compensation expense	476	436
Change in fair value of investments	3,234	—
Change in fair value of warrants, related party	(492)	1,648
Changes in assets and liabilities:
Accounts receivable	—	156
Prepaid expenses and other assets	732	540
Accounts payable and accrued expenses	4,430	(1,173)
Contract liabilities	—	(987)
Net cash used in operating activities	(1,021)	(5,299)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock, net of offering costs	—	8,038
Proceeds from exercise of stock options	—	47
Repayment of notes payable	(256)	(84)
Net cash (used in) provided by financing activities	(256)	8,001
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,277)	2,702
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	13,415	5,747
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$12,138	$8,449

Non-cash activities:
Change in redemption value of noncontrolling interest	$(8,178)	$(19,547)

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

The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2022, various holders own non-voting interests in vTv LLC, representing a 25.6% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 74.4% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B Common Stock) for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015 and its registered direct offering in March 2019, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016, and its entrance into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”), in December 2017, July 2018, December 2018, March 2019, September 2019 and December 2019 (the “Letter Agreements”), the Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), and the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”).  vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC.  However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.

Going Concern and Liquidity

To date, the Company has not generated any product revenue and has not achieved profitable operations.  The continuing development of our drug candidates will require additional financing.  From its inception through March 31, 2022, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015.  As of March 31, 2022, the Company had an accumulated deficit of $247.7 million and has generated net losses in each year of its existence.

As of March 31, 2022, the Company’s liquidity sources included cash and cash equivalents of $12.1 million. To meet our future funding requirements into the fourth quarter of 2022, based on our current operating plans, we are actively seeking to raise capital through licensing TTP399 in regions outside of North America and Europe and are also actively seeking licensing deals for HPP737 and other assets. Additionally, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments. The Company may also use its remaining availability of $37.3 million under our Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A Common Stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A Common Stock under the LPC Purchase Agreement based on the remaining number of registered shares.  However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock.  See Note 9 for further details.

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

Unaudited Interim Financial Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The December 31, 2021 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with one financial institution. The balances of these cash accounts frequently exceed insured limits.

One customer represented 100% of the revenue earned during the three months ended March 31, 2022 and 2021, respectively.

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

The revenue related to this performance obligation has been fully recognized and no revenue related to this performance obligation was recognized for the three months ended March 31, 2022 and 2021.  There have been no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three months ended March 31, 2022 and 2021.

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

Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT.  Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC Topic 606 and performed a reallocation of the transaction price among the remaining performance obligations.  This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch up basis during the three months ended March 31, 2021. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.

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

The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period.  As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of March 31, 2021. The Company recognized $1.0 million of revenue related to this combined performance obligation during the three months ended March 31, 2021. In the first quarter of 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the three months ended March 31, 2022, as the related performance obligation was fully satisfied.

A portion of the transaction price allocated to the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of March 31, 2022 and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2022 was de minimis.  No revenue for this performance obligation has been recognized during the three months ended March 31, 2022.  An immaterial amount of revenue for this performance obligation has been recognized during the three months ended March 31, 2021.

There have been no adjustments to the transaction price for the performance obligations under the Huadong License Agreement during the three months ended March 31, 2022.

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

  The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own.  The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period.  The revenue for this performance obligation has been fully recognized as of March 31, 2022. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three months ended March 31, 2022 and 2021.

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

Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date.  In accordance with ASC Topic 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement.  The significant obligations were determined to be the license and the technology transfer services.  The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own.  The transaction price has been fully allocated to this combined performance obligation and consisted of the $2.0 million initial license payments as well as the fair value of the equity interest received in Anteris of $4.2 million. The revenue related to this performance obligation was fully recognized during the year ended December 31, 2020, as the technology transfer services were considered complete as of that date. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three months ended March 31, 2022, and 2021.

JDRF Agreement

In August 2017, the Company entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes.  The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project.  Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities.  As of March 31, 2022, the Company had received funding under this agreement of $3.4 million.  Research and development costs have been offset by a total of $3.4 million over the course of this agreement.

Contract Liabilities

Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Current portion of contract liabilities	$35	$35
Total contract liabilities	$35	$35

Note 4:	Share-Based Compensation

The Company has issued non-qualified stock option awards to management, other key employees, consultants and non-employee directors. These option awards vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2022, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.9 million, which is expected to be recognized over a weighted average period of 2.5 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2022, was $0.65 per option. There were no options granted during the three months ended March 31, 2021. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2022 was de minimis.

On February 27, 2022, Ms. Deepa Prasad notified the Board of Directors (the “Board”) of vTv Therapeutics Inc. (the “Company”) of her decision to resign from her positions as Chief Executive Officer, President and Board member, effective as of March 29, 2022, and has agreed to continue serving in those roles until the earlier of the completion of a certain Company milestone or March 29, 2022 (the “Effective Date”). Ms. Prasad has agreed to serve as a Strategic Advisor to the Company for six months after the Effective Date.  Ms. Prasad will retain 624,659 of the outstanding options previously granted to her, which will vest at the end of the 15-month period following the Effective Date. As a result of the separation agreement, these options were modified to accelerate vesting at the Effective Date. These options will remain exercisable for the original ten-year period and the remaining 1,873,976 of her options were cancelled. The additional stock compensation expense for the modification during the three months ended March 31, 2022, was de minimis.

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Awards outstanding at December 31, 2021	7,056,035	$3.19
Granted	1,200,000	0.76
Forfeited	(2,533,693)	2.39
Awards outstanding at March 31, 2022	5,722,342	$3.03
Options exercisable at March 31, 2022	2,506,916	$5.23
Weighted average remaining contractual term	6.3 Years
Options vested and expected to vest at March 31, 2022	5,060,013	$3.27
Weighted average remaining contractual term	7.9 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$92	$176
General and administrative	384	260
Total share-based compensation expense	$476	$436

Note 5:	Investments

In connection with the Reneo and Anteris License Agreements, the Company has received equity ownership interests of less than 20% of the voting equity of the investee.  Further, the Company does not have the ability to exercise significant influence over the investees.  The investments are classified as long-term investments in the Company’s Consolidated Balance Sheets.

Reneo completed its initial public offering in April 2021.  Prior to Reneo becoming a publicly traded company, the Company’s investment in Reneo did not have a readily determinable fair value and was measured at cost less impairment, adjusted for any changes in observable prices, under the measurement alternative.  Subsequent to Reneo’s initial public offering, the Company’s investment in Reneo is considered to have a readily determinable fair value and, as such, is adjusted to its fair value each period with changes in fair value recognized as a component of net loss.

The Company’s investment in Anteris does not have a readily determinable fair value and is measured at cost less impairment, adjusted for any changes in observable prices.

The Company’s investments consist of the following:

	March 31, 2022	December 31, 2021
Equity investment with readily determinable fair value:
Reneo common stock	$1,694	$4,928

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$5,939	$9,173

No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized loss on its investment in Reneo of $3.2 million for the three months ended March 31, 2022.  These adjustments were recognized as a component of other expense in the Company’s Condensed Consolidated Statements of Operations.

Note 6:	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.

Novo Nordisk

In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions.  As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399.  This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use.  Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the fourth quarter of 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for TTP399 under this agreement.
Note 7:	Leases

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

At each of March 31, 2022 and December 31, 2021, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At March 31, 2022 and December 31, 2021, the weighted average remaining lease terms for the operating leases held by the Company were 2.8 years and 3.1 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of March 31, 2022 were as follows (in thousands):

2022 (remaining nine months)	$196
2023	268
2024	275
2025	23
2026	—
Thereafter	—
Total lease payments	762
Less: imputed interest	(130)
Present value of lease liabilities	$632

Operating lease cost and the related operating cash flows for the three months ended March 31, 2022 and 2021 were immaterial amounts.

Note 8:	Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 25.6% noncontrolling interest in vTv LLC outstanding as of March 31, 2022 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B Common Stock for (i) shares of Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A Common Stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2022 and December 31, 2021, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $14.4 million and $25.0 million, respectively.

Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes.  The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2022	2021
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(7,007)	$(4,241)
Decrease/(Increase) in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	2,432	(2,410)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(4,575)	$(6,651)

Note 9:	Stockholders’ Equity

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

During the three months ended March 31, 2022, and 2021, the Company did not sell any shares under the ATM Offering.

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

During the three months March 31, 2022, the Company did not sell any shares under the LPC Purchase Agreement.

Note 10:	Related-Party Transactions

MacAndrews & Forbes Incorporated

As of March 31, 2022, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B Common Stock and 36,519,212 shares of the Company’s Class A Common Stock. As a result, MacAndrews’ holdings represent approximately 66.2% of the combined voting power of the Company’s outstanding common stock.

The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Letter Agreements

The Company has previously entered into the Letter Agreements with MacAndrews.  Under the terms of the Letter Agreements, the Company has the right to sell to MacAndrews shares of its Class A Common Stock at a specified price per share, and MacAndrews has the right (exercisable up to three times) to require the Company to sell to it shares of Class A Common Stock at the same price.  In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A Common Stock.

The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value.  The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.

Exchange Agreement

The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B Common Stock) are exchangeable for (i) shares of the Company’s Class A Common Stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A Common Stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of March 31, 2022, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.

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

As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2022.

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

The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the three months ended March 31, 2022, was $0.2 million related to foreign withholding taxes.  The Company’s income tax provision for the three months ended March 31, 2021, was a de minimis amount related to foreign withholding taxes.

Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% at March 31, 2022 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2022.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(9,424)	$(5,942)
Less: Net loss attributable to noncontrolling interests	(2,417)	(1,701)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(7,007)	(4,241)
Denominator:
Weighted-average vTv Therapeutics Inc. Class A Common Stock, basic and diluted	66,942,777	56,472,535
Net loss per share of vTv Therapeutics Inc. Class A Common Stock, basic and diluted	$(0.10)	$(0.08)

Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	March 31, 2022	March 31, 2021
Class B Common Stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	5,722,342	4,404,403
Common stock warrants	2,014,503	2,014,503
Total	30,830,705	29,512,766

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short-term nature.

During the year ended December 31, 2021, Reneo completed its initial public offering.  As a result, the fair value of the Company’s investment in Reneo’s common stock now has a readily determinable market value and is no longer eligible for the practical expedient for investments without readily determinable fair market values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2022, and December 31, 2021 (in thousands):

	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,694	$1,694	$—	$—
Total	$1,694	$1,694	$—	$—

Liabilities:
Warrant liability, related party (1)	$770			$770
Total	$770	$—	$—	$770

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,928	$4,928	$—	$—
Total	$4,928	$4,928	$—	$—

Liabilities:
Warrant liability, related party (1)	$1,262	$—	$—	$1,262
Total	$1,262	$—	$—	$1,262

(1)

Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2022
Warrant liability, related party	$1,262	$(492)	$—	$—	$770
Total	$1,262	$(492)	$—	$—	$770

2021
Warrant liability, related party	$2,871	$1,648	$—	$—	$4,519
Total	$2,871	$1,648	$—	$—	$4,519

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2022, and 2021, respectively.  Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Condensed Consolidated Statements of Operations.

The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2022, and December 31, 2021, were:

	March 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	83.73% - 135.37%	119.98%	82.68% - 142.86%	128.13%
Risk-free interest rate	2.40% - 2.44%	2.43%	0.95% - 1.26%	1.15%

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

The Company evaluated subsequent events through May 12, 2022 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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

Recent Developments

Based upon the positive results of our Simplici-T1 Study, we requested Breakthrough Therapy Designation (“BTD”) with the FDA which was granted in April 2021. In October 2021, we began to implement a strategy to focus our efforts on the continued development of TTP399 as a potential treatment for patients with type 1 diabetes (“T1D”).

After several meetings with the FDA BTD-team, the Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D. The studies will recruit a total of approximately 1000 patients and at least one of the studies will be one year of treatment.  The FDA confirmed that the effect size of TTP399 on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study is clinically meaningful and has agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events.

The results of the mechanistic study provided additional evidence to support the idea that treatment with TTP399 will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with T1D. The data demonstrate that in contrast to agents such as SGLT2 inhibitors and GLP‐1RAs, TTP399 does not increase the risk of ketoacidosis when used as an adjunctive therapy to insulin in individuals with T1D. Moreover, these findings support prior studies that demonstrate that TTP399 improves glucose control and reduces hypoglycemia and suggests a protective effect of TTP399 against acidosis in people with T1D. Thus, accumulating data suggest that TTP399 has robust potential as an adjunctive therapy for T1D. Full study results will be published in the Diabetes Obesity and Metabolism journal in conjunction with the 82nd American Diabetes Association Scientific Sessions on June 6th, 2022.

The following table summarizes our drug candidates, their partnership status and their respective stages of development:

*  Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program – TTP399

The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D and has engaged with the Food and Drug Administration (FDA) on the optimal clinical trial designs for these studies. The studies will recruit a total of approximately 1000 patients and at least one of the studies will be one year of treatment. The FDA and the company have agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events. These pivotal studies are expected to start in 3Q 2022.

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

In April 2021, we announced that the FDA granted BTD for TTP399 as an adjunctive therapy to insulin for the treatment of T1D. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine.

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

Financial Overview

Revenue

To date, we have not generated any revenue from drug sales. Our revenue has been primarily derived from up-front proceeds, milestones and research fees under collaboration and license agreements.

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

From our inception, including our predecessor companies, through March 31, 2022, we have incurred approximately $603.2 million in research and development expenses.

Our research and development expenses by project for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct research and development expense:
Azeliragon	$40	$712
TTP399	2,496	268
HPP737	53	1,055
Other projects	13	76
Indirect research and development expense	531	992
Total research and development expense	$3,133	$3,103

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

Interest Expense

The Company’s interest expense is immaterial.

Other Income (Expense), Net

Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held in our licensees as well the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by a related party.

Results of Operations

Comparison of the three months ended March 31, 2022, and 2021

The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2022	2021	Change
Revenue	$2,000	$987	$1,013
Operating expenses:
Research and development	3,133	3,103	30
General and administrative	5,348	2,164	3,184
Total operating expenses	8,481	5,267	3,214
Operating loss	(6,481)	(4,280)	(2,201)
Interest income	—	1	(1)
Interest expense	(1)	—	(1)
Other expense, net	(2,742)	(1,648)	(1,094)
Loss before income taxes	(9,224)	(5,927)	(3,297)
Income tax provision	200	15	185
Net loss before noncontrolling interest	(9,424)	(5,942)	(3,482)
Less: net loss attributable to noncontrolling interest	(2,417)	(1,701)	(716)
Net loss attributable to vTv Therapeutics Inc.	$(7,007)	$(4,241)	$(2,766)

Revenue

Revenue for the three months ended March 31, 2022 includes a $2.0 million increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone. Revenue for the three months ended March 31, 2021 relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment.

Research and Development Expenses

Research and development expenses were $3.1 million for the three months ended March 31, 2022, and 2021. The change in research and development expenses was consistent period over period. Research and development expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by i) a decrease in clinical trial costs of $0.7 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes, ii) decreased spending of $1.0 million related to the multiple ascending dose study for HPP737, iii) decreases in other projects and indirect costs of  $0.5 million offset by iii) higher spending on TTP399 of $2.2 million.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $2.2 million for the three months ended March 31, 2022, and 2021, respectively.  The increase in general and administrative expenses during this period of $3.2 million or 147.1%, was primarily driven by i) increases of $2.3 million in legal expense, ii) increases of $0.8 million in severance costs, iii) increases of $0.4 million other general and administrative costs, offset by iv) decreases in payroll costs of $0.3 million due to the reduction in workforce in connection with the Company’s restructuring plan that occurred in December 2021.

Interest Expense

Interest expense for the three months ended March 31, 2022, and 2021, was insignificant.

Other Expense

Other expense was $2.7 million for the three months ended March 31, 2022, and was driven by an unrealized loss related to our investment in Reneo as well as the gains related to a reduction in the fair value of the outstanding warrants to purchase shares of our own stock issued to a related party (“Related Party Warrants”). Other expense was $1.6 million for the three months ended March 31, 2021, and is driven by gains related to a reduction in fair value of the Related Party Warrants.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2022, we have an accumulated deficit of $247.7 million as well as a history of negative cash flows from operating activities.  We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations.  As of March 31, 2022, our liquidity sources included cash and cash equivalents of $12.1 million. In addition to available cash and cash equivalents discussed above, we are actively seeking to raise capital through licensing TTP399 in regions outside of North America and Europe and are also actively seeking licensing deals for HPP737 and other assets. Additionally, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments. The timing and availability of such financing are not yet known. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399, but we may not be successful in completing such transactions.

Based on our current operating plan, we may use the remaining availability of $37.3 million under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time shares of our Class A Common Stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A Common Stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”). However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A Common Stock. These factors raise substantial doubt about our ability to continue as a going concern.

ATM Offering

We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A Common Stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of March 31, 2022, we have sold $31.2 million worth of Class A Common Stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A Common Stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A Common Stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.

Lincoln Park Purchase Agreement

We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A Common Stock having an aggregate value of up to $47.0 million. As of March 31, 2022, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.

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

Cash Flows

	Three Months Ended
	March 31,
	2022	2021
(dollars in thousands)
Net cash used in operating activities	$(1,021)	$(5,299)
Net cash (used in) provided by financing activities	(256)	8,001
Net (decrease) increase in cash and cash equivalents	$(1,277)	$2,702

Operating Activities

For the three months ended March 31, 2022, our net cash used in operating activities decreased $4.3 million from the three months ended March 31, 2021 The significant contributor to the change in cash used during the year was driven by working capital changes.

Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2022, or 2021.

 Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities decreased by $7.7 million from the three months ended March 31, 2021, driven by sales of shares of our Class A Common Stock during the three months ended March 31, 2021.

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

We plan to finance our operations into the fourth quarter of 2022 through the use of our cash and cash equivalents and based on current operating plans, we are actively seeking to raise additional capital through licensing TTP399 in regions outside of North America and Europe and are also actively seeking licensing deals for HPP737 and other assets.  Additionally, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A Common Stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A Common Stock, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	The progress, costs, results and timing of our planned trials to evaluate TTP399 as a potential treatment of T1D;
•	the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•	the ability of our drug candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates in 2022.

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

Market Risk

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents in a financial institution that management believes to be of high credit quality. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

Foreign Currency Risk

We do not have any material foreign currency exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2022. Based upon that evaluation, our Interim Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

Our management, including our Interim Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended March 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Deepa Prasad Separation Agreement

10.2*	Richard S. Nelson Employment Agreement

31.1*

Certification of Interim President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Richard S. Nelson
Richard S. Nelson
Interim Chief Executive Officer

By:	/s/ Barry Brown
Barry Brown
Chief Accounting Officer