Form 10-Q
period 2022-06-30
vTv Therapeutics Inc.
filed 2022-08-15
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-37524
_____________________________
vTv Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Premier Dr, Suite 310 High Point, NC	27265
(Address of principal executive offices)	(Zip Code)
(336) 841-0300
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
_____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 15, 2022
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2022, (Unaudited) and December 31, 2021	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, and 2021	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2022, and 2021	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signatures	37

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,863	$13,415
Accounts receivable	77	57
Promissory note receivable	11,941	—
Prepaid expenses and other current assets	643	2,049
Current deposits	85	100
Total current assets	30,609	15,621
Property and equipment, net	254	278
Operating lease right-of-use assets	354	402
Long-term investments	5,772	9,173
Total assets	$36,989	$25,474
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$9,600	$8,023
Current portion of operating lease liabilities	199	184
Current portion of contract liabilities	26	35
Current portion of notes payable	—	256
Total current liabilities	9,825	8,498
Contract liabilities, net of current portion	18,669	—
Operating lease liabilities, net of current portion	388	492
Warrant liability, related party	717	1,262
Total liabilities	29,599	10,252
Commitments and contingencies
Redeemable noncontrolling interest	15,916	24,962
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 77,329,051 and 66,942,777 shares outstanding as of June 30, 2022, and December 31, 2021	773	669
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of June 30, 2022, and December 31, 2021	232	232
Additional paid-in capital	243,772	238,193
Accumulated deficit	(253,303)	(248,834)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(8,526)	(9,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$36,989	$25,474
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$9	$9	$2,009	$996
Operating expenses:
Research and development	2,205	2,437	5,338	5,540
General and administrative	1,831	2,242	7,179	4,406
Total operating expenses	4,036	4,679	12,517	9,946
Operating loss	(4,027)	(4,670)	(10,508)	(8,950)
Other income (expense)	(167)	2,898	(3,401)	2,898
Other income (expense) – related party	53	931	545	(717)
Interest income	50	—	50	1
Interest expense	—	—	(1)	—
Loss before income taxes and noncontrolling interest	(4,091)	(841)	(13,315)	(6,768)
Income tax provision	—	—	200	15
Net loss before noncontrolling interest	(4,091)	(841)	(13,515)	(6,783)
Less: net loss attributable to noncontrolling interest	(940)	(233)	(3,357)	(1,934)
Net loss attributable to vTv Therapeutics Inc.	$(3,151)	$(608)	$(10,158)	$(4,849)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(3,151)	$(608)	$(10,158)	$(4,849)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.04)	$(0.01)	$(0.15)	$(0.08)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	70,366,823	58,615,137	68,664,259	57,549,755
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the three months ended June 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2022	$14,367	66,942,777	$669	23,093,860	$232	$238,669	$(247,663)	$(8,093)
Net loss	(940)	—	—	—	—	—	(3,151)	(3,151)
Share-based compensation	—	—	—	—	—	167	—	167
Issuance of Class A common stock to collaboration partner	—	10,386,274	104	—	—	4,936	—	5,040
Change in redemption value of noncontrolling interest	2,489	—	—	—	—	—	(2,489)	(2,489)
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$243,772	$(253,303)	$(8,526)

For the three months ended June 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2021	$62,647	57,571,904	$576	23,093,860	$232	$217,647	$(274,730)	$(56,275)
Net loss	(233)	—	—	—	—	—	(608)	(608)
Share-based compensation	—	—	—	—	—	452	—	452
Issuance of Class A common stock under ATM offering	—	2,180,337	22	—	—	5,313	—	5,335
Issuance of Class A common stock under LPC Agreement	—	441,726	4	—	—	1,045	—	1,049
Change in redemption value of noncontrolling interest	(2,224)	—	—	—	—	—	2,224	2,224
Balances at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the six months ended June 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$238,193	$(248,834)	$(9,740)
Net loss	(3,357)	—	—	—	—	—	(10,158)	(10,158)
Share-based compensation	—	—	—	—	—	643	—	643
Issuance of Class A common stock to collaboration partner	—	10,386,274	104	—	—	4,936	—	5,040
Change in redemption value of noncontrolling interest	(5,689)	—	—	—	—	—	5,689	5,689
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$243,772	$(253,303)	$(8,526)

For the six months ended June 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(1,934)	—	—	—	—	—	(4,849)	(4,849)
Share-based compensation	—	—	—	—	—	888	—	888
Issuance of Class A common stock under ATM offering	—	2,180,337	22	—	—	5,313	—	5,335
Exchange of Class B common stock for Class A common stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A common stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(21,771)	—	—	—	—	—	21,771	21,771
Balances at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss before noncontrolling interest	$(13,515)	$(6,783)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	45	45
Non-cash interest income	(50)	—
Share-based compensation expense	643	888
Change in fair value of investments	3,401	(2,897)
Change in fair value of warrants, related party	(545)	717
Changes in assets and liabilities:
Accounts receivable	(20)	158
Prepaid expenses and other assets	1,421	873
Accounts payable and accrued expenses	1,536	(1,302)
Contract liabilities	6,769	(996)
Net cash used in operating activities	(315)	(9,297)
Cash flows from investing activities:
Purchases of property and equipment	(21)	—
Net cash used in investing activities	(21)	—
Cash flows from financing activities:
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	5,040	—
Proceeds from issuance of Class A common stock, net of offering costs	—	14,422
Proceeds from exercise of stock options	—	47
Repayment of notes payable	(256)	(84)
Net cash provided by financing activities	4,784	14,385
Net increase in cash, cash equivalents and restricted cash and cash equivalents	4,448	5,088
Total cash, cash equivalents and restricted cash and cash equivalents, beginning of period	13,415	5,747
Total cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,863	$10,835

Non-cash activities:
Change in redemption value of noncontrolling interest	$(5,689)	$(21,771)
Notes receivable recorded at fair value from collaboration partner	$11,891	$—
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2022, various holders own non-voting interests in vTv LLC, representing a 23.0% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 77.0% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B common stock) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”). in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (the “Letter Agreements”). In addition, vTv Therapeutics Inc. also entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”), and the common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through June 30, 2022, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of June 30, 2022, the Company had an accumulated deficit of $253.3 million and has generated net losses in each year of its existence.
As of June 30, 2022, the Company’s liquidity sources included cash and cash equivalents of $17.9 million. To meet our future funding requirements into the third quarter of 2023, including funding the on-going and future clinical trials of TTP399, we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company also has a promissory note of $12.5 million under the G42 Purchase Agreement payable to the Company on or before May 31, 2023 (see Note 9) and on July 25, 2022, announced a $10.0 million investment by CinPax, LLC (see Note 14).
The Company may also use its remaining availability of $37.3 million under our Sales Agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A common stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A common stock under the LPC Purchase Agreement based on the remaining number of registered shares. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock. See Note 9 for further details.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, and 2021, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2022, and 2021 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022, and 2021 and cash flows for the six months ended June 30, 2022, and 2021. The December 31, 2021 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2022, and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A common stock, the fair value of the Class B common stock, the useful lives of property and equipment, the fair value of derivative liabilities, the fair value of the promissory note receivable, and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with one financial institution. The balances of these cash accounts frequently exceed insured limits.
One customer represented 100% of the revenue earned during the three and six months ended June 30, 2022, and 2021, respectively.
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
Revenue Recognition
The Company uses the revenue recognition guidance established by ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC Topic 808, Collaborative Arrangements (“ASC 808”), the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606, is recorded as collaboration revenue on the statements of operations.
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
The transaction price under the contract is determined based on the value of the consideration expected to be received in exchange for the transferred assets or services. Development, regulatory and sales milestones included in the Company’s collaboration agreements are considered to be variable consideration. The amount of variable consideration expected to be received is included in the transaction price when it becomes probable that the milestone will be met. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost-plus margin approach.
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
Recently Issued Accounting Pronouncements
Fair Value Measurements: In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock, par value $0.01 per share (the “G42 Common Stock) at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement. As part of the G42 Purchase Agreement, G42 Investments put forward a director as appointee and the Company’s board of directors approved appointing the new director to the Company’s board.
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares, in each case subject to specified exceptions. Following the expiration of a lock up period, from the period May 31, 2022 until December 31, 2024 (or if earlier, the date of receipt of U.S. Food and Drug Administration (“FDA”) approval in the U.S. for TTP399 (the “FDA Approval”) of TTP399), the Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”) (“Collaboration Partner”), which requires Cogna to work with the Company in performing Phase 3 clinical trials for the Company’s TTP399 compound (the “Licensed Product”) as well as jointly creating a global development plan to develop, market, and commercialize TTP399 in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Cogna Agreement, Cogna will obtain rights to the Company’s license of TTP399, for purposes of performing Phase 3 clinical trials in the Partner Territory, but will not have access to the various intellectual property (“IP”) related to the license and TTP399. Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of TTP399 needed to conduct the trials. Separately, the Company will conduct its Phase 3 clinical trials for TTP399 in the U.S. at its own cost that similarly will not be reimbursed. The results of each party’s Phase 3 clinical trials will be combined by the Company to seek FDA approval in the U.S. for TTP399.

Under the Cogna Agreement, Cogna has the right to develop and commercialize the Licensed Product in the Partner Territory at its own cost once restrictions on the use of the IP have been lifted by the Company. The Cogna Agreement determined which specific countries in the Partner Territory that Cogna may pursue development and commercialization and provides the Company with the ability to determine when Cogna can benefit from this IP through the powers granted to the Company to approve the global development plan. Further, the Company may supply at cost, or Cogna may manufacture, TTP399 for commercial sale under terms to be agreed upon by the parties at a later date.
The G42 Purchase Agreement also provides for, following the receipt of FDA approval of the Licensed Product, at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, are conditioned upon receipt of the FDA Approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the FDA Approval will be granted or as to the timing thereof.
Once commercialization takes place in the Partner Territories, the Company will receive royalties of 8% from Cogna on the sale of the Licensed Product for ten years after the first commercial sale of the Licensed Product.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to G42 Investments, the Company considered the closing price of the common stock on the effective date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-Q for details of the ASU. Accordingly, the Company determined that cash consideration of $5.7 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.55 at the effective date.
A premium was paid on the Class A common stock by G42 Investments of $18.7 million, net of a note receivable discount of $0.6 million. This premium is determined to be the transaction price for all remaining obligations under the agreements, which will be accounted for under ASC 808 or ASC 606 based on determination of the unit of account.
The Company determined that certain commitments under the agreements are in the scope of ASC 808 as both the Company and Cogna are active participants in the clinical trials of the Licensed Product, and both are exposed to significant risks and rewards based on the success of the clinical trials and subsequent FDA approval. Cogna is determined to be a vendor of the Company during the clinical trial phase, working on the Company’s behalf to complete R&D activities, and not in a customer capacity. The Company accounted for the commitments related to the clinical trials, which includes transfer of trial protocols, supply of clinical trial dosages, and collaboration on the joint development committee (“JDC”) as an ASC 808 unit of account, applying the recognition and measurement principles of ASC 606 by analogy. The Company will recognize collaboration revenue for its development activities under ASC 808 over time based on the estimated period of performance.
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would have to complete its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the 808 unit of account are concentrated in the Phase 3 clinical trials. As of June 30, 2022, the Phase 3 clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and six months ended June 30, 2022.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The material right is predicated upon FDA approval. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after the Licensed Product is approved by the FDA. As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three and six months ended June 30, 2022.
As of June 30, 2022, the Company has recognized the cash and a non-interest bearing promissory note receivable of with a principal balance of $12.5 million. The promissory note receivable was classified and accounted for under ASC 310 and was measured at its fair value of and will be subsequently remeasured at its amortized cost thru its maturity date. The

Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three and six months ended June 30, 2022.
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
The revenue related to this performance obligation has been fully recognized and no revenue related to this performance obligation was recognized for the three and six months ended June 30, 2022, and 2021. There have been no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three and six months ended June 30, 2022, and 2021.
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
Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT. Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC Topic 606 and performed a reallocation of the transaction price among the remaining performance obligations. This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch-up basis during the six months ended June 30, 2021. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.
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
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of June 30, 2021. The Company recognized $1.0 million of revenue related to this combined performance obligation during the six months ended June 30, 2021. During the six months ended June 30, 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the six months ended June 30, 2022, as the related performance obligation was fully satisfied.

A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of June 30, 2022, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of June 30, 2022, was de minimis. An immaterial amount of revenue for this performance obligation has been recognized during six months ended June 30, 2022, and 2021.
Newsoara License Agreement-
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
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. The revenue for this performance obligation has been fully recognized as of June 30, 2022. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and six months ended June 30, 2022, and 2021.
Anteris License Agreement
On December 11, 2020, the Company entered into a license agreement with Anteris Bio, Inc. (“Anteris”) (the “Anteris License Agreement”), under which Anteris obtained a worldwide, exclusive and sublicensable license to develop and commercialize the Company’s Nrf2 activator, HPP971.
Under the terms of the Anteris License Agreement, Anteris paid the Company an initial license fee of $2.0 million. The Company is eligible to receive additional potential development, regulatory, and sales-based milestone payments totaling up to $151.0 million. Anteris is also obligated to pay the Company royalty payments at a double-digit rate based on annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country, or a specified number of years after the first commercial sale of a licensed product in a country. As additional consideration, the Company received preferred stock representing a minority ownership interest in Anteris.
Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30-day period after the effective date. In accordance with ASC Topic 606, the Company identified all the performance obligations at the inception of the Anteris License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation and consisted of the $2.0 million initial license payment, as well as the fair value of the equity interest received in Anteris of $4.2 million. The revenue related to this performance obligation was fully recognized during the year ended December 31, 2020, as the technology transfer services were considered complete as of that date. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and six months ended June 30, 2022, and 2021.
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

Payments that the Company receives from JDRF under this agreement will be recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities. As of June 30, 2022, the Company had received funding under this agreement of $3.4 million. Research and development costs have been offset by a total of $3.4 million over the course of this agreement.
Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Current portion of contract liabilities	$26	$35
Contract liabilities, net of current portion	18,669	—
Total contract liabilities	$18,695	$35
Changes in short-term and long-term contract liabilities for the six months ended June 30, 2022, were as follows:

Contract Liabilities
Balance on January 1, 2022	$35
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(9)
Consideration received in advance and not recognized as revenue	18,669
Balance on June 30, 2022	$18,695
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of June 30, 2022, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.7 million, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2022, and 2021 was $0.65 and $2.21 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2022, was de minimis.
On February 27, 2022, Ms. Deepa Prasad notified the Board of Directors (the “Board”) of the Company of her decision to resign from her positions as Chief Executive Officer, President, and Board member, effective as of March 29, 2022, and served in these roles through March 29, 2022 (the “Effective Date”). Ms. Prasad agreed to serve as a Strategic Advisor to the Company for six months after the Effective Date. Ms. Prasad will retain 624,659 of the outstanding options previously granted to her, which will vest at the end of the 15-month period following the Effective Date. As a result of the separation agreement, these options were modified to accelerate vesting at the Effective Date. These options will remain exercisable for the original ten-year period and the remaining 1,873,976 of her options were cancelled. The additional stock compensation expense for the modification during the six months ended June 30, 2022, was de minimis.
The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2021	7,056,035	$3.19
Granted	1,200,000	0.76
Forfeited	(2,871,508)	2.29
Awards outstanding at June 30, 2022	5,384,527	$3.12
Options exercisable at June 30, 2022	2,496,888	$5.19
Weighted average remaining contractual term	6.1 Years
Options vested and expected to vest at June 30, 2022	4,858,805	$3.33
Weighted average remaining contractual term	7.6 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$88	$180	$180	$356
General and administrative	79	272	463	532
Total share-based compensation expense	$167	$452	$643	$888
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
The Company’s investments consist of the following:

	June 30, 2022	December 31, 2021
Equity investment with readily determinable fair value:
Reneo common stock	$1,527	$4,928

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$5,772	$9,173
No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized loss on its investment in Reneo of $0.2 million and $3.4 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized an unrealized gain on its investment in Reneo of $2.9 million. These adjustments were recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
Note 6: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the fourth quarter of 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for TTP399 under this agreement.
Note 7: Leases
The Company leases office space for its headquarters location under an operating lease. This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor. The lease includes an option to renew for a five-year term as well as an option to terminate after three years, neither of which have been recognized as part of its related right of use assets or lease liabilities as their election was not considered reasonably certain. The Company has notified the lessor that it intends to exercise the early termination option and is negotiating an amendment to the lease. Further, this lease does not include any material residual value guarantee or restrictive covenants.
At each of June 30, 2022, and December 31, 2021, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At June 30, 2022, and December 31, 2021, the weighted average remaining lease terms for the operating leases held by the Company were 2.6 years and 3.1 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of June 30, 2022, were as follows (in thousands):

2022 (remaining six months)	$131
2023	268
2024	275
2025	23
2026	—
Thereafter	—
Total lease payments	697
Less: imputed interest	(110)
Present value of lease liabilities	$587
Operating lease cost and the related operating cash flows for the six months ended June 30, 2022, and 2021 were immaterial amounts.
Note 8: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 23.0% noncontrolling interest in vTv LLC outstanding as of June 30, 2022 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2022, and December 31, 2021, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $15.9 million and $25.0 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(3,151)	$(608)	$(10,158)	$(4,849)
(Increase)/Decrease in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(1,361)	(115)	1,071	(2,525)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(4,512)	$(723)	$(9,087)	$(7,374)
Note 9: Stockholders’ Deficit
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
G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 10,386,274 shares of the Company's Class A common stock, par value $0.01 per share at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement.
ATM Offering
In April 2020, the Company entered into the Sales Agreement with Cantor Fitzgerald as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $13.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
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
During the three and six months ended June 30, 2022, the Company did not sell any shares under the ATM Offering.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the LPC Purchase Agreement. During the three and six months ended June 30, 2021, the Company sold 441,726 and 3,941,726 shares under the LPC Purchase Agreement for total proceeds of $1.0 million and $9.1 million, respectively.
During the three and six months June 30, 2022, the Company did not sell any shares under the LPC Purchase Agreement.
Note 10: Related-Party Transactions
MacAndrews & Forbes Incorporated
As of June 30, 2022, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B common stock and 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 59.4% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of June 30, 2022, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B commons stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement.
As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2022.
Investor Rights Agreement
The Company is party to an investor rights agreement with M&F, as successor in interest to vTv Therapeutics Holdings (the “Investor Rights Agreement”). The Investor Rights Agreement provides M&F with certain demand, shelf, and piggyback registration rights with respect to its shares of Class A common stock and also provides M&F with certain governance rights, depending on the size of its holdings of Class A common stock. Under the Investor Rights Agreement, M&F was initially entitled to nominate a majority of the members of the Board of Directors and designate the members of the committees of the Board of Directors.
Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended June 30, 2022. The Company’s income tax provision for the six months ended June 30, 2022, was $0.2 million related to foreign withholding taxes. The Company did not record an income tax provision for the three months ended June 30, 2021. The Company’s income tax provision for the six months ended June 30, 2021, was a de minimis amount related to foreign withholding taxes.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on June 30, 2022, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2022.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(4,091)	$(841)	$(13,515)	$(6,783)
Less: Net loss attributable to noncontrolling interests	(940)	(233)	(3,357)	(1,934)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(3,151)	(608)	(10,158)	(4,849)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	70,366,823	58,615,137	68,664,259	57,549,755
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.04)	$(0.01)	$(0.15)	$(0.08)
Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	June 30, 2022	June 30, 2021
Class B common stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	5,384,527	4,474,403
Common stock warrants	2,014,503	2,014,503
Total	30,492,890	29,582,766
_____________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 13: Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, note receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the promissory note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2022, and December 31, 2021 (in thousands):

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,527	$1,527	$—	$—
Total	$1,527	$1,527	$—	$—

Liabilities:
Warrant liability, related party (1)	$717	$—	$—	$717
Total	$717	$—	$—	$717

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,928	$4,928	$—	$—
Total	$4,928	$4,928	$—	$—

Liabilities:
Warrant liability, related party (1)	$1,262	$—	$—	$1,262
Total	$1,262	$—	$—	$1,262
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the six months ended June 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at June 30,
2022
Warrant liability, related party	$1,262	$(545)	$—	$—	$717
Total	$1,262	$(545)	$—	$—	$717

2021
Warrant liability, related party	$2,871	$717	$—	$—	$3,588
Total	$2,871	$717	$—	$—	$3,588
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
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three and six months ended June 30, 2022. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of June 30, 2022, and December 31, 2021, were:

	June 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	83.47% - 138.02%	117.64%	82.68% - 142.86%	128.13%
Risk-free interest rate	2.95% - 3.00%	3.00%	0.95% - 1.26%	1.15%
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
Note 14: Subsequent Events
CinPax Partnership
On July 25, 2022, the Company and CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”) entered into a Common Stock and Warrant Purchase Agreement (the “CinRx Purchase Agreement”). Under the terms of the CinRx Purchase Agreement, CinPax acquired 4,154,549 shares of Class A common stock at an issue price of approximately $2.41 per share, for an aggregate purchase price of $10.0 million, consisting of (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a promissory note of CinPax payable on November 22, 2022. The CinRx Purchase Agreement also provides CinRx a warrant to purchase up to 1,200,000 shares of Class A common stock at an initial exercise price of approximately $0.72 per share, that become exercisable upon agreed vesting triggers (including FDA Approval of TTP399). In addition to the investment, the CinRx Purchase Agreement sets forth the terms under which the Company will leverage the CinRx team’s industry experience to collaborate on the oversight of the clinical trials for pharmaceutical products that contain TTP399.
Leadership

On July 25, 2022, the Company entered into an employment agreement with Paul Sekhri, who was appointed President and Chief Executive Officer and a member of the Board (the “Sekhri Employment Agreement”). In addition to outlining the terms of Mr. Sekhri’s compensation, it also provides for the grant of stock options (the “Options”) to purchase 2,200,000 shares of Class A common stock at an exercise price of $0.79 per share pursuant to an inducement award agreement (the “Inducement Award Agreement”). Subject to potential acceleration upon the achievement of certain performance metrics as set forth in the Inducement Award Agreement, 25% of the Options will vest on the first anniversary of the grant date and the remaining 75% of the Options will vest quarterly over three years thereafter. Upon certain terminations of employment, a portion of the Options will vest on a pro rata basis based on the number of days employed during the four-year term.

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
Company Overview
We are a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and preclinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) for the treatment of type 1 diabetes.
Recent Developments
On July 27, 2022, the Company appointed Paul Sekhri as President, Chief Executive Officer (CEO) effective August 1, 2022, and was confirmed as a member of the board of directors on August 9, 2022. Mr. Sekhri brings nearly 30 years of healthcare experience, including serving as President and CEO of several healthcare companies, experience in several senior business development and strategy roles and he has been a director on more than 30 private, public company and non-profit boards.
Based upon the positive results of our Simplici-T1 Study, we requested Breakthrough Therapy Designation (“BTD”) with the FDA which was granted in April 2021. In October 2021, we began to implement a strategy to focus our efforts on the continued development of TTP399 as a potential treatment for patients with type 1 diabetes (“T1D”).
After several meetings with the FDA BTD-team, the Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D. The studies will recruit a total of approximately 1,000 patients and at least one of the studies will be one year of treatment. The FDA confirmed that the effect size of TTP399 on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study is clinically meaningful and has agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events.
The results of the mechanistic study provided additional evidence to support the idea that treatment with TTP399 will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with T1D. The data demonstrate that in contrast to agents such as SGLT2 inhibitors and GLP‐1RAs, TTP399 does not increase the risk of ketoacidosis when used as an adjunctive therapy to insulin in individuals with T1D. Moreover, these findings support prior studies that demonstrate that TTP399 improves glucose control and reduces hypoglycemia and suggests a protective effect of TTP399 against acidosis in people with T1D. Thus, accumulating data suggest that TTP399 has robust potential as an adjunctive therapy for T1D. Full study results were published in the Diabetes Obesity and Metabolism journal in conjunction with the 82nd American Diabetes Association Scientific Sessions on June 6, 2022.

The following table summarizes our drug candidates, their partnership status, and their respective stages of development:

PRODUCT	PRECLINICAL	PHASE I	PHASE II	PHASE III	PARTNERS
TTP399 GK activator	Type 1 Diabetes				
TTP273 Oral GLP-1R agonist	Cystic Fibrosis Related Diabetes				
	Type 2 Diabetes				HUADONG MEDICINE
HPP737 PDE4 inhibitor	SAD/MAD Completed				
	Psoriasis				NEWSOARA
	COPD *				
	Atopic Dermatitis				
HPP593 PPAR-δ activator	Primary Mitochondrial Myopathy				Reneo
Azeliragon RAGE antagonist	Pancreatic Cancer				CANTEX
HPP971 Nrf2/Bach1 modulator	Renal Diseases				Anteris Bio
HPP3033 Nrf2/Bach1 modulator	Undisclosed				
TTP-RA RAGE antagonist	T1D Prevention				

vTv | Partnered

_____________________________
*Chronic obstructive pulmonary disease
Our Type 1 Diabetes Program – TTP399
The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D and has engaged with FDA on the optimal clinical trial designs for these studies. The studies will recruit a total of approximately 1000 patients and at least one of the studies will be one year of treatment. The FDA and the company have agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events. These pivotal studies are expected to start in 4Q 2022.
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
G42 Investments
On May 31, 2022, the Company announced entry into agreements that include a $25.0 million investment by G42 Investments. Under the terms of the agreements, the Company agreed to sell G42 Investments 10,386,274 shares of the Company’s Class A common stock at an issue price of $2.407 per share, with $12.5 million paid in cash at closing, and the remaining amount of $12.5 million payable on May 31, 2023. The agreements also provide for the potential issuance of $30.0 million in additional shares of Class A common stock to G42 Investments (or cash in lieu of such issuance at the option of

G42 Investments) if the FDA approves the marketing and sale of a pharmaceutical product containing TTP399, a liver selective glucokinase activator, as the active ingredient for treatment of T1D in the United States. The agreements set forth the terms under which the Company and Cogna, an affiliate of G42 Investments, plan to collaborate on clinical trials for pharmaceutical products that contain TTP399, including Cogna funding a portion of the Phase 3 clinical trials for TTP399, and the Company granting Cogna an exclusive license to develop and commercialize pharmaceutical products containing TTP399 in a specified territory, principally consisting of the Middle East, Africa and Central Asia.
Holding Company Structure
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC, the principal operating subsidiary. We have determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results under the VIE accounting model in its consolidated financial statements.
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
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories, and clinical research organizations (“CRO(s)”) in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our indirect research and development costs consist primarily of cash and share-based compensation costs, the cost of employee benefits, and related overhead expenses for personnel in research and development functions. Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.
From our inception, including our predecessor companies, through June 30, 2022, we have incurred approximately $605.4 million in research and development expenses.

Our research and development expenses by project for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct research and development expense:
Azeliragon	$(92)	$175	$(52)	$887
TTP399	1,633	368	4,129	636
HPP737	(8)	712	45	1,767
Other projects	238	157	251	232
Indirect research and development expense	434	1,025	965	2,018
Total research and development expense	$2,205	$2,437	$5,338	$5,540
We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of TTP399 and further advance the development of our other drug candidates, subject to the availability of additional funding.
The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:
•the uncertainty of the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•the potential benefits of our candidates over other therapies;
•our ability to market, commercialize, and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;
•future clinical trial results;
•our ability to enroll patients in our clinical trials;
•the timing and receipt of any regulatory approvals; and
•the filing, prosecuting, defending, and enforcing of patent claims and other intellectual property rights, and the expense of doing so.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits, and related costs for employees in executive, finance, corporate development, human resources, and administrative support functions. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, cost of various consultants, occupancy costs, and information systems.
Interest Income
Interest income represents non-cash interest income related to the imputed interest from our promissory note receivable, all of which are recognized in our Condensed Statement of Operations using the effective interest method.
Interest Expense
The Company’s interest expense is immaterial.

Other Income (Expense), Net
Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held by our licensees, as well as the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by a related party.
Results of Operations
Comparison of the three months ended June 30, 2022, and 2021
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2022	2021	Change
Revenue	$9	$9	$—
Operating expenses:
Research and development	2,205	2,437	(232)
General and administrative	1,831	2,242	(411)
Total operating expenses	4,036	4,679	(643)
Operating loss	(4,027)	(4,670)	643
Interest income	50	—	50
Interest expense	—	—	—
Other (expense) income, net	(114)	3,829	(3,943)
Loss before income taxes	(4,091)	(841)	(3,250)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(4,091)	(841)	(3,250)
Less: Net loss attributable to noncontrolling interest	(940)	(233)	(707)
Net loss attributable to vTv Therapeutics Inc.	$(3,151)	$(608)	$(2,543)
Revenue
Revenue for the three months ended June 30, 2022, and 2021 were insignificant.
Research and Development Expenses
Research and development expenses were $2.2 million and $2.4 million for the three months ended June 30, 2022, and 2021, respectively. The decrease in research and development expenses during this period of $0.2 million or 9.5%, was primarily driven by i) a decrease in clinical trial costs of $0.3 million for azeliragon, driven by the discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes, ii) decreased spending of $0.7 million related to the multiple ascending dose study for HPP737, due to its completion in 2021, iii) decreases in indirect costs of $0.6 million offset by iv) higher spending on TTP399 of $1.3 million, due to trial preparation costs, and v) higher spending on other projects costs of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $1.8 million and $2.2 million for the three months ended June 30, 2022, and 2021, respectively. The decrease in general and administrative expenses during this period of $0.4 million, or 18.3%, was primarily driven by i) decreases in payroll costs of $0.9 million due to the reduction in workforce in connection with the Company’s restructuring plan that occurred in December 2021, ii) decreases in share-based expense of $0.2 million, offset by iii) increases of $0.4 million in legal expense, and iv) increases of $0.3 million other general and administrative costs.
Interest income
Interest income for the three months ended June 30, 2022, and 2021, was insignificant.
Interest Expense
Interest expense for the three months ended June 30, 2022, and 2021, was insignificant.

Other (Expense) / Income
Other expense was $0.1 million for the three months ended June 30, 2022, and was driven by an unrealized loss related to our investment in Reneo as well as the gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to a related party (“Related Party Warrants”). Other income was $3.8 million for the three months ended June 30, 2021, and was related to the unrealized gain recognized related to our investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants in our own stock held by a related party.

Comparison of the six months ended June 30, 2022, and 2021
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2022	2021	Change
Revenue	$2,009	$996	$1,013
Operating expenses:
Research and development	5,338	5,540	(202)
General and administrative	7,179	4,406	2,773
Total operating expenses	12,517	9,946	2,571
Operating loss	(10,508)	(8,950)	(1,558)
Interest income	50	1	49
Interest expense	(1)	—	(1)
Other (expense) income, net	(2,856)	2,181	(5,037)
Loss before income taxes	(13,315)	(6,768)	(6,547)
Income tax provision	200	15	185
Net loss before noncontrolling interest	(13,515)	(6,783)	(6,732)
Less: Net loss attributable to noncontrolling interest	(3,357)	(1,934)	(1,423)
Net loss attributable to vTv Therapeutics Inc.	$(10,158)	$(4,849)	$(5,309)
Revenue
Revenue for the six months ended June 30, 2022, includes a $2.0 million increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone. Revenue for the six months ended June 30, 2021, relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment.
Research and Development Expenses
Research and development expenses were $5.3 million and $5.5 million for the six months ended June 30, 2022, and 2021, respectively. The decrease in research and development expenses during the period of $0.2 million, or 3.6%, was primarily driven by i) a decrease in clinical trial costs of $0.9 million for azeliragon which was mainly driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes, ii) decreased spending of $1.7 million related to the multiple ascending dose study for HPP737, due to its completion in 2021, iii) decreases in indirect costs of $1.1 million offset by iv) higher spending on TTP399, due to trial preparation costs of $3.5 million.
General and Administrative Expenses
General and administrative expenses were $7.2 million and $4.4 million for the six months ended June 30, 2022, and 2021, respectively. The increase of $2.8 million has been primarily driven by i) increases of $2.6 million in legal expense, ii) increases of $0.8 million in severance costs, iii) increases of $0.7 million in other general and administrative costs, offset by iv) decreases of $0.1 million in shared based expense, and v) decreases of $1.2 million in payroll costs due to the reduction in workforce in connection with the Company’s restructuring plan that occurred in December 2021.
Interest income
Interest income for the six months ended June 30, 2022, and 2021, was insignificant.

Interest Expense
Interest expense for the six months ended June 30, 2022, and 2021, was insignificant.
Other Income / (Expense)
Other expense was $2.9 million for the six months ended June 30, 2022 and is driven by an unrealized loss recognized related to the Company’s investment in Reneo as well as the gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to a related party. Other income was $2.2 million for the six months ended June 30, 2021, and was driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as losses related to the change in fair value of the outstanding warrants in our own stock held by a related party.
Liquidity and Capital Resources
Liquidity and Going Concern
As of June 30, 2022, we have an accumulated deficit of $253.3 million as well as a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of June 30, 2022, our liquidity sources included cash and cash equivalents of $17.9 million. In addition to available cash and cash equivalents discussed above, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company also has a promissory note of $12.5 million under the G42 Purchase Agreement payable to the Company on or before May 31, 2023 (see Note 9) and on July 25, 2022 announced a $10.0 million Class A common stock investment by CinPax, LLC, consisting of $6.0 million in cash and $4.0 million payable on November 22, 2022 (see Note 14).
Based on our current operating plan, we may use the remaining availability of $37.3 million under our Sales Agreement with Cantor Fitzgerald pursuant to which we could offer and sell, from time to time, shares of our Class A common stock under the ATM Offering and our ability to sell approximately 9.4 million shares of Class A common stock to Lincoln Park pursuant and subject to the limitations of the LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. These factors raise substantial doubt about our ability to continue as a going concern.
ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of June 30, 2022, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of June 30, 2022, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.
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
Cash Flows

	Six Months Ended June 30,
	2022	2021
(dollars in thousands)
Net cash used in operating activities	$(315)	$(9,297)
Net cash used in investing activities	(21)	—
Net cash provided by financing activities	4,784	14,385
Net increase in cash and cash equivalents	$4,448	$5,088
Operating Activities
For the six months ended June 30, 2022, our net cash used in operating activities decreased by $9.0 million from the six months ended June 30, 2021 The significant contributor to the change in cash used during the year was driven by working capital changes offset by cash received of $6.8 million in excess of the fair value of the Class A common stock issued to G42 investments.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was insignificant. There were no cash flows from investing activities for the six months ended June 30, 2021.
Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was driven by sales of our Class A common stock to a collaboration partner. For the six months ended June 30, 2021, net cash provided by financing activities was driven by sales of shares of our Class A common stock during the six months ended June 30, 2021.
Future Funding Requirements
To date, we have not generated any revenue from drug product sales. We do not know when, or if, we will generate any revenue from drug product sales. We do not expect to generate revenue from drug sales unless and until we obtain regulatory approval of and commercialize any of our drug candidates. At the same time, we expect our expenses to continue or to increase in connection with our ongoing development activities, particularly as we continue the research, development, and clinical trials of, and seek regulatory approval for, our drug candidates. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing, and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We plan to finance our operations into the third quarter of 2023 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company also has a promissory note of $12.5 million under the G42 Purchase Agreement payable to the Company on or before May 31, 2023. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock, and we may use our available capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•The progress, costs, results, and timing of our planned trials to evaluate TTP399 as a potential treatment of T1D;
•the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•the outcome, costs, and timing of seeking and obtaining FDA and any other regulatory approvals;
•the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•the ability of our drug candidates to progress through clinical development successfully;
•our need to expand our research and development activities;
•the costs associated with securing, establishing, and maintaining commercialization capabilities;
•the costs of acquiring, licensing, or investing in businesses, products, drug candidates and technologies;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to hire additional management and scientific and medical personnel;
•the effect of competing technological and market developments;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing, or other arrangements into which we may enter in the future;
•the amount of any payments we are required to make to M&F TTP Holdings Two LLC in the future under the Tax Receivable Agreement; and
•the impact and duration of the COVID-19 outbreak / pandemic.
Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. We currently have committed external source of funds available through the ATM Offering, LPC Purchase Agreement and a Promissory Note under the G42 Purchase Agreement for $12.5 million payable to the Company on or before May 31, 2023.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional funding, we could be forced to delay, reduce, or eliminate our research and development programs or commercialization efforts, or pursue one or more alternative strategies, such as restructuring, any of which could adversely affect our business prospects.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
Discussion of Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates in 2022.
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations, or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “outlook”, “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties, and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
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
Website Availability of Reports and other Corporate Governance Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence, and charters for its Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. The Company maintains a corporate investor relations website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Quarterly Report on Form 10-Q.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2022, the Company issued the following unregistered securities:

In May 2022, the Company sold 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*	Cogna Technology Solutions LLC, Collaboration and License Agreement

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
_____________________________
††    Confidential treatment received with respect to portions of this exhibit.
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2022

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Barry Brown
Barry Brown
Chief Accounting Officer