Form 10-Q
period 2022-09-30
vTv Therapeutics Inc.
filed 2022-11-10
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 10, 2022
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2022, (Unaudited) and December 31, 2021	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, and 2021	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2022, and 2021	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signatures	37

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,339	$13,415
Accounts receivable	57	57
Promissory note receivable	12,091	—
Prepaid expenses and other current assets	1,281	2,049
Current deposits	15	100
Total current assets	28,783	15,621
Property and equipment, net	230	278
Operating lease right-of-use assets	328	402
Long-term investments	6,175	9,173
Total assets	$35,516	$25,474
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,676	$8,023
Current portion of operating lease liabilities	208	184
Current portion of contract liabilities	26	35
Current portion of notes payable	557	256
Total current liabilities	7,467	8,498
Contract liabilities, net of current portion	18,669	—
Operating lease liabilities, net of current portion	333	492
Warrant liability, related party	1,409	1,262
Total liabilities	27,878	10,252
Commitments and contingencies
Redeemable noncontrolling interest	24,207	24,962
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 81,483,600 and 66,942,777 shares outstanding as of September 30, 2022, and December 31, 2021	815	669
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of September 30, 2022, and December 31, 2021	232	232
Promissory note receivable for common stock	(4,000)	—
Additional paid-in capital	253,446	238,193
Accumulated deficit	(267,062)	(248,834)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(16,569)	(9,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$35,516	$25,474
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$3,000	$2,009	$3,996
Operating expenses:
Research and development	3,055	2,382	8,393	7,922
General and administrative	2,634	2,221	9,813	6,627
Total operating expenses	5,689	4,603	18,206	14,549
Operating loss	(5,689)	(1,603)	(16,197)	(10,553)
Other income (expense)	403	(1,084)	(2,998)	1,814
Other income (expense) – related party	(324)	1,328	221	611
Interest income	150	—	200	1
Interest expense	(8)	(6)	(9)	(6)
Loss before income taxes and noncontrolling interest	(5,468)	(1,365)	(18,783)	(8,133)
Income tax provision	—	100	200	115
Net loss before noncontrolling interest	(5,468)	(1,465)	(18,983)	(8,248)
Less: net loss attributable to noncontrolling interest	(1,207)	(378)	(4,564)	(2,312)
Net loss attributable to vTv Therapeutics Inc.	$(4,261)	$(1,087)	$(14,419)	$(5,936)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,261)	$(1,087)	$(14,419)	$(5,936)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.05)	$(0.02)	$(0.20)	$(0.10)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	80,490,121	61,073,280	72,649,531	58,737,170
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the three months ended September 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Note Receivable for Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$—	$243,772	$(253,303)	$(8,526)
Net loss	(1,207)	—	—	—	—	—	—	(4,261)	(4,261)
Share-based compensation	—	—	—	—	—	—	338	—	338
Issuance of Class A common stock under CinRx purchase agreement, net of offering cost	—	4,154,549	42	—	—	(4,000)	9,336	—	5,378
Change in redemption value of noncontrolling interest	9,498	—	—	—	—	—	—	(9,498)	(9,498)
Balances at September 30, 2022	$24,207	81,483,600	$815	23,093,860	$232	$(4,000)	$253,446	$(267,062)	$(16,569)

For the three months ended September 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2021	$60,190	60,193,967	$602	23,093,860	$232	$224,457	$(273,114)	$(47,823)
Net loss	(378)	—	—	—	—	—	(1,087)	(1,087)
Share-based compensation	—	—	—	—	—	474	—	474
Issuance of Class A common stock under ATM offering	—	6,277,209	63	—	—	11,626	—	11,689
Change in redemption value of noncontrolling interest	(15,202)	—	—	—	—	—	15,202	15,202
Balances at September 30, 2021	$44,610	66,471,176	$665	23,093,860	$232	$236,557	$(258,999)	$(21,545)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the nine months ended September 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Note Receivable for Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$—	$238,193	$(248,834)	$(9,740)
Net loss	(4,564)	—	—	—	—	—	—	(14,419)	(14,419)
Share-based compensation	—	—	—	—	—	—	981	—	981
Issuance of Class A common stock to collaboration partner, net of offering costs	—	10,386,274	104	—	—	—	4,936	—	5,040
Issuance of Class A common stock under CinRx purchase agreement, net of offering costs	—	4,154,549	42	—	—	(4,000)	9,336	—	5,378
Change in redemption value of noncontrolling interest	3,809	—	—	—	—	—	—	(3,809)	(3,809)
Balances at September 30, 2022	$24,207	81,483,600	$815	23,093,860	$232	$(4,000)	$253,446	$(267,062)	$(16,569)

For the nine months ended September 30, 2021
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	54,050,710	$541	23,094,221	$232	$209,161	$(290,036)	$(80,102)
Net loss	(2,312)	—	—	—	—	—	(5,936)	(5,936)
Share-based compensation	—	—	—	—	—	1,362	—	1,362
Issuance of Class A common stock under ATM offering	—	8,457,546	85	—	—	16,939	—	17,024
Exchange of Class B common stock for Class A common stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A common stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(36,973)	—	—	—	—	—	36,973	36,973
Balances at September 30, 2021	$44,610	66,471,176	$665	23,093,860	$232	$236,557	$(258,999)	$(21,545)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss before noncontrolling interest	$(18,983)	$(8,248)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	69	67
Non-cash interest income	(200)	—
Interest expense	9	—
Share-based compensation expense	981	1,362
Change in fair value of investments	2,998	(1,814)
Change in fair value of warrants, related party	(221)	(611)
Changes in assets and liabilities:
Accounts receivable	—	(770)
Prepaid expenses and other assets	853	(367)
Accounts payable and accrued expenses	(1,417)	(1,514)
Contract liabilities	6,769	(996)
Net cash used in operating activities	(9,142)	(12,891)
Cash flows from investing activities:
Purchases of property and equipment	(21)	—
Net cash used in investing activities	(21)	—
Cash flows from financing activities:
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	5,040	—
Proceeds from sale of Class A common stock and warrants, net of offering costs	5,746	—
Proceeds from sale of Class A common stock, net of offering costs	—	26,111
Proceeds from exercise of stock options	—	47
Proceeds from debt issuance	776	887
Repayment of notes payable	(475)	(335)
Net cash provided by financing activities	11,087	26,710
Net increase in cash and cash equivalents	1,924	13,819
Total cash and cash equivalents, beginning of period	13,415	5,747
Total cash and cash equivalents, end of period	$15,339	$19,566

Non-cash activities:
Change in redemption value of noncontrolling interest	$3,809	$(36,973)
Notes receivable recorded at fair value from collaboration partner	$11,891	$—
Notes receivable for common stock from CinRx purchase agreement	$4,000	$—
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2022, various holders own non-voting interests in vTv LLC, representing a 22.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 77.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of Class B common stock) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). In addition, vTv Therapeutics Inc. also entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”), the common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”) and the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through September 30, 2022, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of September 30, 2022, the Company had an accumulated deficit of $267.1 million and has generated net losses in each year of its existence.
As of September 30, 2022, the Company’s liquidity sources included cash and cash equivalents of $15.3 million. To meet our future funding requirements into the fourth quarter of 2023, including funding the on-going and future clinical trials of TTP399, we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company also has promissory notes of $12.5 million and $4.0 million under the G42 Purchase Agreement and CinRx Purchase Agreement payable to the Company, respectively. The G42 promissory note is due on or before May 31, 2023, and the CinRx promissory note is due on or before November 22, 2022 (see Note 9).
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, and 2021, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2022, and 2021 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022, and 2021 and cash flows for the nine months ended September 30, 2022, and 2021. The December 31, 2021 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2022, and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
One customer represented 100% of the revenue earned during the nine months ended September 30, 2022, two customers represented 100% of the revenue earned during the three months ended September 30, 2021 and three customers represented 100% of the revenue earned during the nine months ended September 30, 2021.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the 808 unit of account are concentrated in the Phase 3 clinical trials. As of September 30, 2022, the Phase 3 clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and nine months ended September 30, 2022.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after the Licensed Product is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company has recognized the cash and a non-interest bearing promissory note receivable of with a principal balance of $12.5 million. The promissory note receivable was classified and accounted for under ASC 310 and was initially measured at its fair value of $11.9 million and will be subsequently remeasured at its amortized cost through its maturity date. The Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three and nine months ended September 30, 2022.
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
The revenue related to this performance obligation has been fully recognized and no revenue related to this performance obligation was recognized for the three and nine months ended September 30, 2022. There have been no adjustments to the transaction price for the performance obligations under the Reneo License Agreement during the three and nine months ended September 30, 2022. In the third quarter of 2021, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the Reneo License Agreement. This amount was fully recognized as revenue during the three and nine months ended September 30, 2021, as the related performance obligation was fully satisfied.
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
On January 14, 2021, the Company entered into the first amendment to the Huadong License Agreement ( the “First Huadong Amendment”) which eliminated the Company’s obligation to sponsor a multi-region clinical trial (the “Phase 2 MRCT”), and corresponding obligation to contribute up to $3.0 million in support of such trial. The amendment also reduced the total potential development and regulatory milestone payments by $3.0 million.
Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT. Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC Topic 606 and performed a reallocation of the transaction price among the remaining performance obligations. This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch-up basis during the nine months ended September 30, 2021. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.
The significant performance obligations under the Huadong License Agreement, as amended, were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date, (iii) the Company’s obligation to participate on a joint development committee (the “JDC”), and (iv) other obligations considered to be de minimis in nature.
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of September 30, 2021. The Company recognized $1.0 million of revenue related to this combined performance obligation during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the Huadong License Agreement, as amended. This amount was fully recognized as revenue during the nine months ended September 30, 2022, as the related performance obligation was fully satisfied.
A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of September 30, 2022, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of September 30, 2022, was de minimis. An immaterial amount of revenue for this performance obligation has been recognized during nine months ended September 30, 2022, and 2021.
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
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. The revenue for this performance obligation has been fully recognized as of September 30, 2022. In the third quarter of 2021, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the three and nine months ended September 30, 2021, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there have been no changes to the transaction price during the three and nine months ended September 30, 2022.
JDRF Agreement
In August 2017, the Company entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes. The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes. Consistent with the terms of the JDRF Agreement, JDRF provided research funding of $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project. Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.
Payments that the Company receives from JDRF under this agreement were recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities. As of September 30, 2022, the Company had received funding under this agreement of $3.4 million. Research and development costs have been offset by the $3.4 million of cash received over the course of this agreement.

Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current portion of contract liabilities	$26	$35
Contract liabilities, net of current portion	18,669	—
Total contract liabilities	$18,695	$35
Changes in short-term and long-term contract liabilities for the nine months ended September 30, 2022, were as follows:

Contract Liabilities
Balance on January 1, 2022	$35
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(9)
Consideration received in advance and not recognized as revenue	18,669
Balance on September 30, 2022	$18,695
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of September 30, 2022, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.6 million, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2022, and 2021 was $0.68 and $2.21 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2022, was de minimis.
On February 27, 2022, Ms. Deepa Prasad notified the Board of Directors (the “Board”) of the Company of her decision to resign from her positions as Chief Executive Officer, President, and Board member, effective as of March 29, 2022, and served in these roles through March 29, 2022 (the “Effective Date”). Ms. Prasad agreed to serve as a Strategic Advisor to the Company for six months after the Effective Date. Ms. Prasad will retain 624,659 of the outstanding options previously granted to her, which will vest at the end of the 15-month period following the Effective Date. As a result of the separation agreement, these options were modified to accelerate vesting at the Effective Date. These options will remain exercisable for the original ten-year period and the remaining 1,873,976 of her options were cancelled. The additional stock compensation expense for the modification during the nine months ended September 30, 2022, was de minimis.
The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2021	7,056,035	$3.19
Granted	4,047,333	0.78
Forfeited	(3,384,424)	2.37
Awards outstanding at September 30, 2022	7,718,944	$2.28
Options exercisable at September 30, 2022	2,563,810	$4.75
Weighted average remaining contractual term	6.3 Years
Options vested and expected to vest at September 30, 2022	6,664,874	$2.49
Weighted average remaining contractual term	8.2 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$109	$186	$289	$542
General and administrative	229	288	692	820
Total share-based compensation expense	$338	$474	$981	$1,362
Note 5: Investments
In connection with the Reneo License Agreement and the Anteris License Agreement, the Company has received equity ownership interests of less than 20% of the voting equity of the investee. Further, the Company does not have the ability to exercise significant influence over the investees. The investments are classified as long-term investments in the Company’s Consolidated Balance Sheets.
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
The Company’s investments consist of the following:

	September 30, 2022	December 31, 2021
Equity investment with readily determinable fair value:
Reneo common stock	$1,930	$4,928

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$6,175	$9,173
No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized gain on its investment in Reneo of $0.4 million and an unrealized loss of $3.0 million for the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized loss on its investment in Reneo of $1.1 million and an unrealized gain of $1.8 million for the three months and nine months ended September 30, 2021, respectively. These adjustments were recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
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
At each of September 30, 2022, and December 31, 2021, the weighted average incremental borrowing rate for the operating leases held by the Company was 13.1%. At September 30, 2022, and December 31, 2021, the weighted average remaining lease terms for the operating leases held by the Company were 2.3 years and 3.1 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of September 30, 2022, were as follows (in thousands):

2022 (remaining three months)	$65
2023	268
2024	275
2025	23
2026	—
Thereafter	—
Total lease payments	631
Less: imputed interest	(90)
Present value of lease liabilities	$541
Operating lease cost and the related operating cash flows for the nine months ended September 30, 2022, and 2021 were immaterial amounts.
Note 8: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 22.1% noncontrolling interest in vTv LLC outstanding as of September 30, 2022 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2022, and December 31, 2021, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $24.2 million and $25.0 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,261)	$(1,087)	$(14,419)	$(5,936)
(Increase) in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(1,174)	(2,773)	(103)	(5,298)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(5,435)	$(3,860)	$(14,522)	$(11,234)
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
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax and CinRx, pursuant to which the Company agreed to sell to CinPax 4,154,549 shares of the Company’s Class A common stock, par value $0.01 per share (the “Common Stock” and such shares, the “Closing Shares”) at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax to be paid at the four-month anniversary of the execution of the CinRx Purchase Agreement. The promissory note receivable was classified and accounted for under ASC 505 as contra-equity. The CinRx Purchase Agreement provides CinPax the right to put forward a director to be approved to sit on vTv’s Board of Directors and a board observer, which was subsequently approved by the Company’s board.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to CinPax, the Company considered the closing price of the common stock on the Transaction Date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-Q for details of the ASU. Accordingly, the Company determined that cash consideration of $3.0 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.72 at the effective date.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 1,200,000 shares of Common Stock at an initial exercise of price of approximately $0.72 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Condensed Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 13)

The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration (“FDA Approval”) to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, TTP399 (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States (an “Exit Event”). If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement (“CinRx MSA”) whereby CinRx provides the Company with consulting, pre-clinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. (see Note 10)
The Company did not identify any other promises in the CinRx Purchase Agreement (aside from the issuance of common shares and the CinRx Warrants) and determined since there is no value ascribed to the CinRx MSA, the right to appoint a member and observer to the board of directors, that the remaining unallocated amount meets the definition of contributed equity and represents the amount in excess of par.
ATM Offering
In April 2020, the Company entered into the Sales Agreement with Cantor Fitzgerald as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $13.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will the Company sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
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
During the three and nine months ended September 30, 2021, the Company sold 8,457,546 shares of its Class A common stock under the ATM Offering for net proceeds of $17.0 million.
During the three and nine months ended September 30, 2022, the Company did not sell any shares under the ATM Offering.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the LPC Purchase Agreement. During the three and nine months ended September 30, 2022, the Company did not sell any shares under the LPC Purchase Agreement. During the nine months ended September 30, 2021, the Company sold 3,941,726 shares under the LPC Purchase Agreement for total proceeds of $9.1 million.
Note 10: Related-Party Transactions
MacAndrews & Forbes Incorporated
As of September 30, 2022, subsidiaries and affiliates of MacAndrews & Forbes Incorporated (collectively “MacAndrews”) indirectly controlled 23,084,267 shares of the Company’s Class B common stock and 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 57.0% of the combined voting power of the Company’s outstanding common stock.
The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:

Letter Agreements
The Company has previously entered into the Letter Agreements with MacAndrews. Under the terms of the Letter Agreements, during the one year commitment period beginning on the date of each License Agreement, the Company had the right to sell to MacAndrews shares of its Class A common stock at a specified price per share, and MacAndrews had the right (exercisable up to three times) to require the Company to sell to it shares of Class A common stock at the same price. The commitment period of each of the Letter Agreements has now expired. In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A common stock.
The Letter Agreement Warrants have been recorded as warrant liability, related party within the Company’s Condensed Consolidated Balance Sheets based on their fair value. The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital.
Exchange Agreement
The Company and MacAndrews are party to an exchange agreement (the “Exchange Agreement”) pursuant to which the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire board of directors of vTv Therapeutics Inc. (the “Board of Directors”). As of September 30, 2022, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
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
As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2022.
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
CinRx Pharma, LLC
Master Services Agreement
On July 22, 2022, the Company entered into a Master Services Agreement with CinRx Pharma, LLC (“CinRx”) (the “CinRx MSA”). Under the CinRx MSA, CinRx provides the Company with consulting, pre-clinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. As of October 10, 2022, the Company has agreed to pay CinRx fees of up to $0.2 million per month until approximately December 2024 in respect of ongoing agreed project proposals under the CinRx MSA, plus out-of-pocket expenses incurred by CinRx on the Company’s behalf. Dr. Jonathan Isaacsohn, who was appointed as chair of the Company’s board of directors on August 9, 2022, is the President and Chief Executive Officer of CinRx. CinPax, LLC, a subsidiary of CinRx, currently holds 4,154,549 shares of the Company’s Class A Common Stock.

Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended September 30, 2022. The Company’s income tax provision for the nine months ended September 30, 2022, was $0.2 million related to foreign withholding taxes. The Company’s income tax provision for the three and nine months ended September 30, 2021 was $0.1 million related to foreign withholding taxes.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on September 30, 2022, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2022.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,468)	$(1,465)	$(18,983)	$(8,248)
Less: Net loss attributable to noncontrolling interests	(1,207)	(378)	(4,564)	(2,312)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,261)	(1,087)	(14,419)	(5,936)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	80,490,121	61,073,280	72,649,531	58,737,170
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.05)	$(0.02)	$(0.20)	$(0.10)
Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows:

	September 30, 2022	September 30, 2021
Class B common stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	7,718,944	4,474,403
Common stock warrants	3,214,503	2,014,503
Total	34,027,307	29,582,766
_____________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.

Note 13: Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, note receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the promissory note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2022, and December 31, 2021 (in thousands):

	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,930	$1,930	$—	$—
Total	$1,930	$1,930	$—	$—

Liabilities:
Warrant liability, related party (1)	$1,409	$—	$—	$1,409
Total	$1,409	$—	$—	$1,409

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,928	$4,928	$—	$—
Total	$4,928	$4,928	$—	$—

Liabilities:
Warrant liability, related party (1)	$1,262	$—	$—	$1,262
Total	$1,262	$—	$—	$1,262
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the nine months ended September 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at September 30,
2022
Warrant liability, related party	$1,262	$(221)	$368	$—	$1,409
Total	$1,262	$(221)	$368	$—	$1,409

2021
Warrant liability, related party	$2,871	$(611)	$—	$—	$2,260
Total	$2,871	$(611)	$—	$—	$2,260
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
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three and nine months ended September 30, 2022. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of September 30, 2022, and December 31, 2021, were:

	September 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	81.70% - 109.73%	95.51%	82.68% - 142.86%	128.13%
Risk-free interest rate	4.13% - 4.25%	4.20%	0.95% - 1.26%	1.15%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of September 30, 2022, were:

Expected volatility	85.2%
Expected life of options in years	3.1
Risk-free interest rate	4.3%
Expected dividend yield	—%
The weighted average expected volatility and risk-free interest rate was based on the relative fair values of the warrants.
Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement and CinRx Warrants. Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.
Note 14: Subsequent Events
The Company evaluated subsequent events through November 10, 2022, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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

The following table summarizes our drug candidates, their partnership status, and their respective stages of development:

Company Overview

# Pipeline

| Indication | Preclinical / Phase I / Phase II / Phase III | Partnerships | |
|---|---|---|---|
| Type 1 Diabetes (T1D) | TTP399 (GKA) | G42 Healthcare | Middle East, Africa and Central Asia |
| Cystic Fibrosis Related Diabetes (CFRD) | TTP273 (Oral GLP1-R) | Cystic Fibrosis Foundation | |
| Under Evaluation to Select Indication | HPP3033 (Nrf2) | | |
| **Partnered Programs :** | | | |
| Psoriasis/Atopic Dermatitis/COPD* | HPP737 (PDE4) | Newsoara 恒翼生物医药 | Asia rights (excl. Japan) |
| Type 2 Diabetes | TTP273 (Oral GLP1-R) | 华东医药 Huadong Medicine | Asia rights (excl. Japan) |
| Primary Mitochondrial Myopathy | HPP593 (PPAR-δ) | Reneo | Worldwide |
| Pancreatic Cancer | Azeliragon (RAGE) | Cantex | Worldwide |
| Renal Diseases | HPP971 (Nrf2 Activator) | Anteris Bio | Worldwide |

* Chronic obstructive pulmonary disease

Our Type 1 Diabetes Program – TTP399
The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D and has engaged with the FDA on the optimal clinical trial designs for these studies. The studies will recruit a total of approximately 1000 patients and at least one of the studies will be one year of treatment. The FDA and the company have agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events. We expect site-specific startup activities and patient enrollment for these pivotal studies to begin in the first quarter of 2023.
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
G42 Investments
On May 31, 2022, the Company announced entry into agreements that include a $25.0 million investment by G42 Investments. Under the terms of the agreements, the Company agreed to sell G42 Investments 10,386,274 shares of the Company’s Class A common stock at an issue price of $2.41 per share, with $12.5 million paid in cash at closing, and the remaining amount of $12.5 million payable on May 31, 2023. The agreements also provide for the potential issuance of $30.0 million in additional shares of Class A common stock to G42 Investments (or cash in lieu of such issuance at the option of G42 Investments) if the FDA approves the marketing and sale of a pharmaceutical product containing TTP399, a liver selective glucokinase activator, as the active ingredient for treatment of T1D in the United States. The agreements set forth the terms under which the Company and Cogna, an affiliate of G42 Investments, plan to collaborate on clinical trials for pharmaceutical products that contain TTP399, including Cogna funding a portion of the Phase 3 clinical trials for TTP399, and the Company granting Cogna an exclusive license to develop and commercialize pharmaceutical products containing TTP399 in a specified territory, principally consisting of the Middle East, Africa and Central Asia.
CinRx Purchase Agreement
On July 25, 2022, the Company announced entry into agreements that include a $10 million investment by CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”). Under the terms of the agreements, CinPax acquired 4,154,549 shares of Class A Common Stock of vTv at an issue price of approximately $2.41 per share, with $6.0 million paid in cash at closing, and the remaining amount of $4.0 million payable on November 22, 2022. The agreements also provide for the issuance of 1,200,000 warrants to CinRx to acquire additional shares of Class A common stock that become exercisable upon agreed vesting triggers (including FDA approval of TTP399). In addition to the investment, the Company and CinRx entered into a Master Service Agreement (“MSA”) whereby CinRx provides the Company with consulting, pre-clinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time.
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
From our inception, including our predecessor companies, through September 30, 2022, we have incurred approximately $608.5 million in research and development expenses.

Our research and development expenses by project for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct research and development expense:
TTP399	$2,309	$729	$6,438	$1,365
HPP737	(111)	482	(66)	2,249
Azeliragon	52	—	—	887
Other projects	232	97	483	329
Indirect research and development expense	573	1,074	1,538	3,092
Total research and development expense	$3,055	$2,382	$8,393	$7,922
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
Interest Income
The Company’s interest expense is immaterial.
Interest Expense
The Company’s interest expense is immaterial.

Other Income (Expense), Net
Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held by our licensees, as well as the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties.
Results of Operations
Comparison of the three months ended September 30, 2022, and 2021
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2022	2021	Change
Revenue	$—	$3,000	$(3,000)
Operating expenses:
Research and development	3,055	2,382	673
General and administrative	2,634	2,221	413
Total operating expenses	5,689	4,603	1,086
Operating loss	(5,689)	(1,603)	(4,086)
Interest income	150	—	150
Interest expense	(8)	(6)	(2)
Other income, net	79	244	(165)
Loss before income taxes	(5,468)	(1,365)	(4,103)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(5,468)	(1,465)	(4,003)
Less: Net loss attributable to noncontrolling interest	(1,207)	(378)	(829)
Net loss attributable to vTv Therapeutics Inc.	$(4,261)	$(1,087)	$(3,174)
Revenue
There was no revenue for the three months ended September 30, 2022. Revenue for the three months ended September 30, 2021, included increases to the transaction prices for the license performance obligations under the license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”) and Reneo Pharmaceuticals, Inc. (“Reneo) (the “Reneo License agreement”) due to the satisfaction of development milestones.
Research and Development Expenses
Research and development expenses were $3.1 million and $2.4 million for the three months ended September 30, 2022, and 2021, respectively. The increase in research and development expenses during this period of $0.7 million or 28.3%, was primarily driven by i) higher spending on TTP399 of $1.6 million, due to increases in drug product related costs as well as higher spending on trial preparation costs, partially offset by ii) decreased spending of $0.6 million related to the multiple ascending dose study for HPP737, due to its completion in 2021 and iii) decreases in indirect costs and other projects of $0.3 million.
General and Administrative Expenses
General and administrative expenses were $2.6 million and $2.2 million for the three months ended September 30, 2022, and 2021, respectively. The increase in general and administrative expenses during this period of $0.4 million, or 18.6%, was primarily driven by i) increases of $0.5 million in legal expense, ii) increases of $0.4 million other general and administrative costs, partially offset by iii) decreases in payroll costs of $0.5 million due to the reduction in workforce at year-end 2021.
Interest income
Interest income for the three months ended September 30, 2022, of $0.2 million is related to imputed interest on the promissory notes. Interest income for the three months ended September 30, 2021, was insignificant.

Interest Expense
Interest expense for the three months ended September 30, 2022, and 2021, was insignificant.
Other (Expense) / Income
Other expense was $0.1 million for the three months ended September 30, 2022, and was driven by an unrealized gain related to our investment in Reneo as well as the losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties (“Related Party Warrants”). Other income was $0.2 million for the three months ended September 30, 2021, and was related to the unrealized loss recognized related to our investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants in our own stock held by a related party.

Comparison of the nine months ended September 30, 2022, and 2021
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2022	2021	Change
Revenue	$2,009	$3,996	$(1,987)
Operating expenses:
Research and development	8,393	7,922	471
General and administrative	9,813	6,627	3,186
Total operating expenses	18,206	14,549	3,657
Operating loss	(16,197)	(10,553)	(5,644)
Interest income	200	1	199
Interest expense	(9)	(6)	(3)
Other (expense) income, net	(2,777)	2,425	(5,202)
Loss before income taxes	(18,783)	(8,133)	(10,650)
Income tax provision	200	115	85
Net loss before noncontrolling interest	(18,983)	(8,248)	(10,735)
Less: Net loss attributable to noncontrolling interest	(4,564)	(2,312)	(2,252)
Net loss attributable to vTv Therapeutics Inc.	$(14,419)	$(5,936)	$(8,483)
Revenue
Revenue for the nine months ended September 30, 2022, includes a $2.0 million increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone. Revenue for the nine months ended September 30, 2021, relates to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment as well as increases to the transaction prices for the license performance obligations under the Newsoara License Agreement and the Reneo License Agreement due to the satisfaction of development milestones.
Research and Development Expenses
Research and development expenses were $8.4 million and $7.9 million for the nine months ended September 30, 2022, and 2021, respectively. The increase in research and development expenses during the period of $0.5 million, or 5.9%, was primarily driven by i) higher spending on TTP399 of $5.1 million due to increases in drug product related costs as well as higher spending on trial preparation costs, partially offset by ii) a decrease in clinical trial costs of $0.8 million for azeliragon which was driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes, iii) decreased spending of $2.3 million related to the multiple ascending dose study for HPP737, due to its completion in 2021, and iii) decreases in indirect costs of $1.5 million primarily related to payroll costs due to the reduction in workforce at year-end of 2021.
General and Administrative Expenses
General and administrative expenses were $9.8 million and $6.6 million for the nine months ended September 30, 2022, and 2021, respectively. The increase of $3.2 million has been primarily driven by i) increases of $3.2 million in legal expense, ii) increases of $0.8 million in severance costs, iii) increases of $1.0 million in other general and administrative costs, partially offset by iv) decreases of $0.1 million in shared based expense, and v) decreases of $1.7 million in payroll costs due to the reduction in workforce at year-end of 2021.
Interest income
Interest income for the nine months ended September 30, 2022, of $0.2 million is related to imputed interest on the promissory note. Interest income for the nine months ended September 30, 2021, was insignificant.
Interest Expense
Interest expense for the nine months ended September 30, 2022, and 2021, was insignificant.
Other Income / (Expense)
Other expense was $2.8 million for the nine months ended September 30, 2022, and is driven by an unrealized loss recognized related to the Company’s investment in Reneo as well as the losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties. Other income was $2.4 million for the nine months ended September 30, 2021, and was driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as gains related to the change in fair value of the outstanding warrants in our own stock held by a related party.
Liquidity and Capital Resources
Liquidity and Going Concern
As of September 30, 2022, we have an accumulated deficit of $267.1 million as well as a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of September 30, 2022, our liquidity sources included cash and cash equivalents of $15.3 million. In addition to available cash and cash equivalents discussed above, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company has a promissory note of $12.5 million under the G42 Purchase Agreement payable to the Company on or before May 31, 2023, and a promissory note of $4.0 million under the CinRx Purchase Agreement payable to the Company on November 22, 2022 (see Note 9).
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
ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of September 30, 2022, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of September 30, 2022, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.

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
Cash Flows

	Nine Months Ended September 30,
	2022	2021
(dollars in thousands)
Net cash used in operating activities	$(9,142)	$(12,891)
Net cash used in investing activities	(21)	—
Net cash provided by financing activities	11,087	26,710
Net increase in cash and cash equivalents	$1,924	$13,819
Operating Activities
For the nine months ended September 30, 2022, our net cash used in operating activities decreased by $3.7 million from the nine months ended September 30, 2021. The significant contributor to the change in cash used during the year was driven by working capital changes offset by $6.8 million of cash received in excess of the fair value of the Class A common stock issued to G42 investments.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was insignificant. There were no cash flows from investing activities for the nine months ended September 30, 2021.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was driven by sales of our Class A common stock to a collaboration partner and from the CinRx Purchase Agreement. For the nine months ended September 30, 2021, net cash provided by financing activities was driven by sales of shares of our Class A common stock during the nine months ended September 30, 2021.

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
We plan to finance our operations into the third quarter of 2023 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs such as HPP737. The Company has a promissory note of $12.5 million under the G42 Purchase Agreement payable to the Company on or before May 31, 2023, and a promissory note of $4.0 million under the CinRx Purchase Agreement payable to the Company on November 22, 2022 (see Note 9). The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock, and we may use our available capital resources sooner than we currently expect.
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

Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. We currently have committed external source of funds available through the ATM Offering, LPC Purchase Agreement and Promissory Notes under the G42 Purchase Agreement and the CinRx Purchase Agreement.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2022, the Company issued the following unregistered securities:
In July 2022, the Company sold 4,154,549 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million.
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
___________________________
††    Confidential treatment received with respect to portions of this exhibit.
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2022

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Barry Brown
Barry Brown
Chief Accounting Officer