Form 10-K
period 2022-12-31
vTv Therapeutics Inc.
filed 2023-03-06
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-37524
_____________________________________________________________________________________________________
vTv Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3980 Premier Dr, Suite 310, High Point, NC	27265
(Address of principal executive offices)	(Zip Code)
(336) 841-0300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock (Par Value $0.01)	VTVT	NASDAQ Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2022, was $22,745,674 (based on the closing sale price as reported on the NASDAQ).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 6, 2023.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2022

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

PART I
ITEM 1.    BUSINESS
Overview
We are a clinical stage biopharmaceutical company focused on the development of orally administered treatments for diabetes. We are focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and preclinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) that is a potential adjunctive therapy to insulin for the treatment of type 1 diabetes. On April 13, 2021, we announced that the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. Breakthrough Therapy designation is based on FDA’s determination that preliminary clinical evidence indicates that an investigational therapy may demonstrate substantial improvement on one or more significant endpoints relative to available therapies for a serious or life-threatening condition. Once granted, Breakthrough Therapy designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. The Breakthrough Therapy designation for TTP399 in type 1 diabetes was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of TTP399 as an adjunct to insulin therapy in adults with type 1 diabetes. In this trial, treatment with TTP399 resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. TTP399 demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking TTP399 than those taking placebo. Moreover, a Phase 1 mechanistic study of TTP399 in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation showed no increased risk of ketoacidosis with TTP399 during acute insulin withdrawal in patients with type 1 diabetes. We have completed the study conduct for An Open-Label Phase 1 Study in Healthy Male Subjects to Investigate the Absorption, Metabolism, and Excretion of [14C]-TTP399 Following Single Dose Oral Administration. Ten participants have been dosed, and analysis is ongoing. We are working on the design for pivotal and registrational studies for TTP399, with input from the FDA, which we expect to launch in 2023. We are currently in active discussions with respect to financing, partnering and/or licensing transactions for the further development of TTP399.
We also conducted a multiple ascending dose Phase 1 study of HPP737, an orally administered phosphodiesterase type 4 (“PDE4”) inhibitor, to assess the pharmacokinetics, pharmacodynamics, safety, and tolerability of HPP737 in healthy volunteers as part of our psoriasis program. Dose escalation up to 20mg/day demonstrated approximate dose proportional increases in exposure, while maintaining a favorable safety and tolerability profile with no dose limiting safety or tolerability findings observed. Given the strategic focus of vTv announced on November 9, 2021, development activities in the United States on HPP737 have remained paused while evaluating strategic options for this program, including potential licensing arrangements.
In addition to our internal development programs, we are continuing to further the development of five partnered programs: a small molecule GLP-1r agonist, TTP273 (in certain Asian territories excluding Japan), the PDE4 inhibitor, HPP737 (in certain Asian territories excluding Japan), a PPAR-δ agonist, HPP593, an Nrf2 activator, HPP971 and the RAGE antagonist, azeliragon, through collaborations with pharmaceutical partners via licensing arrangements.
Impact of COVID-19
We have been actively monitoring the COVID-19 global health crisis and its impact on our business, employees, patients, partners, suppliers, and vendors. Our financial results for the twelve months ended December 31, 2022, were not significantly impacted by COVID-19. Though our financial results were not significantly impacted, COVID-19 precautions directly and indirectly impacted the timelines for the clinical trials conducted during 2022 and may impact the timelines of the trials currently in process with our partners and being planned.
vTv has continued to make adjustments that allow us to maintain our business operations despite current circumstances, including establishing remote working options for all employees. Given the current scope of the pandemic, we cannot predict the impact of the progression of the COVID-19 outbreak on future clinical trials and financial results due to a variety of factors, including the continued good health of our employees, the ability of our third-party suppliers, vendors, manufacturers and partners to continue to operate and provide services, the ability of our clinical trial sites to continue or resume operations, any further government and/or public actions taken in response to the pandemic and the ultimate duration of the COVID-19 pandemic.

Our Pipeline
The following table summarizes our current drug candidates and their respective stages of development:
Our Strategy
Our goal is to advance the development of our differentiated pipeline of orally administered, small molecule drug candidates to treat metabolic and inflammatory diseases to minimize their long-term complications and to improve the lives of patients. In December 2021, the Company announced a strategic decision to prioritize the development of its lead program TTP399, a novel, oral, liver-selective glucokinase activator. This decision included a reduction in the Company’s workforce affecting approximately 65% of its employees. We are also actively seeking licensing deals for our other assets. As key components of our strategy, we are focused on:
•Continuing to advance TTP399 as a potential treatment for type 1 diabetes. On April 13, 2021, we announced that the U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy designation for TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes. The Breakthrough Therapy designation for TTP399 in type 1 diabetes was supported by the positive results from the phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of TTP399 as an adjunct to insulin therapy in adults with type 1 diabetes. In this trial, treatment with TTP399 resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. In addition the mechanistic study in patients with type 1 diabetes to determine the impact of TTP399 on ketone body formation during a period of acute insulin withdrawal indicated no increased risk of ketoacidosis with TTP399 during acute insulin withdrawal in patients with type 1 diabetes. These results are important since the FDA has declined to approve SGLT2 inhibitors as an adjunctive therapy in Type 1 Diabetes ("T1D"), with concerns over the potential increased risks of diabetic ketoacidosis (DKA) in focus. The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in patients with type 1 diabetes and is engaged with the FDA on the optimal clinical trial designs for these studies. The Company expects to begin these pivotal studies in 2023.
•Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our development programs. We will continue to seek additional funding to support the further development of our drug candidates. Such support may come from strategic collaborations with non-profit research funding organizations such as JDRF International or from collaboration agreements with other pharmaceutical companies. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399.

•Continuing to monitor and support existing partnerships for pipeline programs. Our partners developing our GLP-1r, PPAR-δ, PDE4, and Nrf2 programs continue to advance these assets in their respective licensed territories. We continue to support and monitor these partnerships.
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
Several existing treatment options for type 2 diabetes have been investigated to treat type 1 diabetes, generally without success. While a pair of SGLT-1/2 and SGLT-2 inhibitors were approved in recent years in Europe and Japan with label restrictions to certain sub-groups of people with type 1 diabetes, these therapies have not been approved in the U.S. due to safety risks primarily relating to diabetic ketoacidosis (“DKA”). Alternative therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of type 1 diabetes. Such alternatives have not completed clinical development or received regulatory approval, nor do they address the unmet need of existing patients with type 1 diabetes or those that eventually become patients with type 1 diabetes following any therapeutic delay in disease onset.
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
TTP399
TTP399 is an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) in development as an adjunctive therapy to insulin for the treatment of type 1 diabetes. TTP399 has a novel mechanism of action: liver-selective activation of GK that seeks to provide intensive glycemic control and a reduction in the risk of hypoglycemia. Our trials for TTP399 to date suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as activation of GK in the pancreas, stimulation of insulin secretion independent of glucose, hypoglycemia, increased lipids, and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that TTP399, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action. We have completed ten Phase 1 and three Phase 2 clinical trials of TTP399, one of which was six months in duration. In our

Phase 1 and 2 clinical trials, TTP399 was well tolerated with negligible incidence of hypoglycemia in the type 2 diabetes studies and a significant reduction of hypoglycemia observed in the Phase 2 study in type 1 diabetes.
Positive Phase 2 Simplici-T1 Study
In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of TTP399, assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of TTP399 in adult patients with T1D over a 12-week period. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for TTP399 compared to placebo. Moreover, a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia was observed in patients taking TTP399 when compared to those taking placebo.
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
Clinical Development Plan
Based upon the positive results of our Simplici-T1 Study, we requested breakthrough treatment designation (BTD) with the FDA which was granted in April 2021.We have completed the study conduct for An Open-Label Phase 1 Study in Healthy Male Subjects to Investigate the Absorption, Metabolism, and Excretion of [14C]-TTP399 Following Single Dose Oral Administration. Ten participants have been dosed, and analysis is ongoing. The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with type 1 diabetes and is engaged with the FDA on the optimal clinical trial designs for these studies. The Company expects to begin these pivotal studies in the second half of 2023. The FDA confirmed that the effect size of TTP399 on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study are clinically meaningful and that a reduction in events of hypoglycemia would be an acceptable clinical endpoint for evaluation of an adjunctive therapy for the treatment of type 1 diabetes.
Preclinical Development Plan
Long-term toxicology studies and Development and reproductive toxicology studies, have been completed. Carcinogenecity studies are ongoing and expected to be completed by the second quarter of 2024.
Collaboration Agreements
G42 Transaction
On May 31, 2022, the Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid on May 31, 2023 (the "G42 Promissory Note"). As part of the G42 Purchase Agreement, G42 Investments nominated a director as appointee and the Company’s board of directors approved appointing the new director to the Company’s board.
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares, in each case subject to specified exceptions. Following the expiration of a lock up period, from the period May 31, 2022 until December 31, 2024 (or if earlier, the date of receipt of FDA approval in the United States for TTP399 (the “FDA Approval”) of TTP399), the Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”), which requires Cogna to work with the Company in performing clinical trials for the Company’s TTP399 compound (the “Licensed Product”) as well as jointly creating a global development plan to develop, market, and commercialize TTP399 in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the

terms of the Cogna Agreement, Cogna will obtain a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Cogna Agreement, including to develop and commercialize the Licensed Product in the Partner Territory, but will not have access to the various intellectual property related to the license and TTP399. Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of TTP399 needed to conduct the trials.
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
Separately, the Company will conduct its clinical trials for TTP399 outside of the Partner Territory, at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for TTP399. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligations under the Cogna Agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all references to Cogna herein shall be deemed to refer to G42 Healthcare.
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
Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from Cogna on the net sales of the Licensed Product for a period of at least ten years after the first commercial sale of the Licensed Product in the Partner Territory.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note.
CinPax and CinRx Transaction
On July 22, 2022, the Company entered into the CinRx Purchase Agreement with CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”), pursuant to which the Company agreed to sell to CinPax 4,154,549 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The CinRx Purchase Agreement provides CinPax the right to nominate a director to be approved on vTv’s Board of Directors and a board observer, which was subsequently approved by the Company’s board.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 1,200,000 shares of Class A common stock at an initial exercise of price of approximately $0.72 per share (the “CinRx Warrants”). The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives FDA approval to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, TTP399, or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to TTP399 to a third party or grants a third party an exclusive license to develop, commercialize and manufacture TTP399 in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time.

Our Psoriasis Program – HPP737 - PDE4 Inhibitor
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
Business Plan
Given the new strategic focus of vTv announced on November 9, 2021, development activities in the United States on HPP737 were paused while evaluating strategic options for this program, including potential licensing arrangements.
Our Cystic Fibrosis Related Diabetes Program – TTP273 - GLP-1r Agonist
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
TTP273
TTP273 is an orally available, small molecule GLP-1 receptor agonist which has been demonstrated to reduce postprandial glucose excursion in response to an oral glucose test or mixed meal tolerance test in both preclinical and clinical studies. We believe that TTP273 could be used to treat postprandial hyperglycemia in CFRD patients and CF patients with abnormal post-prandial glucose excursions without inducing hypoglycemia or GI side effects. An oral therapy such as TTP273 is needed because the current method of treatment of CFRD is injected insulin, which comes with associated risks of hypoglycemia and poses additional burdens on patients. Other available oral therapies for type 2 diabetes are not recommended for the treatment of CFRD due to side effects such as hypoglycemia, weight loss, or nausea. In particular, the GLP-1 mimetics currently in the market have been demonstrated to result in increased GI side effects and undesired weight loss, both of which are major drawbacks for patients with CFRD.
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
We are currently planning an adaptive Phase 1b/2 clinical trial assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of TTP273, but the final design may be adjusted based on the feedback received, if any, from the FDA and the conduct of this clinical trial is dependent upon securing a funding partner.
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
Partnered Development Programs
PPAR-δ and Reneo Pharmaceuticals, Inc.
On December 21, 2017, we entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593 (REN001), for therapeutic, prophylactic, or diagnostic application in humans.
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
Reneo has continued to progress the development of REN001 for primary mitochondrial myopathy (PMM) and long-chain fatty acid oxidation disorders (LC-FAOD). The Phase 2 study of REN001 for glycogen storage disorder type V (McArdle Disease) showed only modest benefits, and Reneo does not plan to proceed further for this indication.
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
Under the terms of the Newsoara License Agreement, as amended, Newsoara paid us an upfront cash payment of $2.0 million. We are eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $58.5 million. In addition, Newsoara is obligated to pay us royalty payments at high-single to low-double digit rates, based on tiers of annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.
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
Azeliragon and Cantex Pharmaceuticals
On June 22 2021, vTv Therapeutics Inc. and Cantex Pharmaceuticals, Inc. (“Cantex”) entered into a licensing agreement under which Cantex obtained exclusive worldwide rights to develop and commercialize azeliragon, vTv’s novel antagonist of RAGE (the receptor for advanced glycation end products).
Under the terms of the agreement, Cantex will be responsible for the development and commercialization of azeliragon and the companies will allocate downstream profits under a tiered arrangement.
On January 9, 2023, Cantex announced that the FDA has granted Orphan Drug Designation to azeliragon for the treatment of glioblastoma. In February 2022, Cantex secured a global license from Harvard University to further develop azeliragon as a treatment for inflammatory lung diseases, including COVID-19. In addition, a Phase 2 trial of azeliragon is in progress in women receiving “neoadjuvant chemotherapy” of breast cancer, which is chemotherapy to prevent cancer from returning after initial potentially curative treatment.
Inbound Partnerships
JDRF Agreement
In August 2017, we entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of TTP399 in patients with type 1 diabetes. The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of TTP399 on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes. According to the terms of the JDRF Agreement, as amended, JDRF provided research funding of $3.4 million based on the achievement of research and development milestones. Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of TTP399 as a treatment for type 1 diabetes.
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
The IP portfolio for azeliragon includes issued patents in the U.S. directed to azeliragon as a composition of matter and methods of use to treat various indications. The issued U.S. patent covering azeliragon as a composition of matter will expire no earlier than 2023, absent and patent term adjustments and extensions. However, this issued patent may expire as late as 2029 if, after approval by the U.S. Food and Drug Administration (FDA), we apply for and obtain the maximum possible patent term extension (PTE) that is available under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), and the patent term adjustments calculated by the USPTO are fully applied. The IP portfolio for azeliragon also includes patent families covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations. The patent applications in these additional patent families, if issued, would be expected to expire between 2028 and 2039. The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028, absent any patent term adjustments or extensions, but may expire as late as 2033 if after approval by the U.S. FDA we decide to apply for and obtain the maximum PTE under the Hatch-Waxman Act for the U.S. patent covering the polymorph of azeliragon instead of the U.S. patent covering azeliragon as a composition of matter. Only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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
Potential Competing Products – Type 1 Diabetes
If approved, we expect that our type 1 diabetes investigational drug candidate will compete with oral non-insulin agents that are currently being developed or which have limited approval in certain jurisdictions. These include SGLT-1/2 inhibitors, such as sotagliflozin, being developed by Lexicon and SGLT-2 inhibitors such as AstraZeneca’s dapagliflozin, both of which are approved for limited use in the European Union and Japan as well as Eli Lilly/Boehringer Ingelheim’s empagliflozin, which is not currently approved for the treatment of type 1 diabetes. None of these treatments are approved for treatment of type 1 diabetes in the United States.
Collaboration Revenue and Customers
Most of our collaboration revenue for the years ended December 31, 2022, 2021 and 2020 is related to our licenses of certain compounds in the preclinical stage or clinical stage, including the Cantex License Agreement, Anteris License Agreement, Huadong License Agreement, the Reneo License Agreement, and the Newsoara License Agreement. Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests, research activities performed by our personnel, and the achievement of development milestones.
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
Human Capital
As of December 31, 2022, we had thirteen employees (all but four of whom work in North Carolina), of which at least eight hold graduate degrees (including six doctorate degrees) and six are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware in 2015. Our principal executive offices are located at 3980 Premier Drive, Suite 310, High Point, NC 27265, and our telephone number is (336) 841-0300. We also maintain a corporate website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain Securities Exchange Commission (SEC) filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
Summary of Principal Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Our Financial Position and Need for Additional Capital
•our ability to achieve or maintain profitability;
•our ability to generate revenue in absence of any products approved for sale;
•our need for additional capital to continue the development and commercialization of our drug candidates;
•the impact of raising additional capital to our stockholders and the rights of our drug candidates.

The Development and Regulatory Approval of Our Drug Candidates
•the potential failure of our clinical trials or our inability to receive regulatory approval for our drug candidates;
•the identification of serious adverse or unacceptable side effects which are determined to be drug-related;
•the impact of changes in law or regulatory policy on the approval of our drug candidates;
•the impact of delays in the commencement, enrollment and completion of our clinical trials;
•our ability to submit an NDA for the drug candidates we are developing;

Risks Relating to the Commercialization of Our Drug Candidates
•the acceptance of drug candidates in the market, if approved by the appropriate regulatory agencies;
•our ability to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates;
•the impact of ongoing obligations and continued regulatory review for our drug candidates post-commercialization;
•competition with other products;
•the impact of healthcare cost containment initiatives and the growth of managed care;
•our ability to obtain marketing approval for our drug candidates and obtain profitable pricing once approved;
•the impact of healthcare laws and regulations on our relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors;
•our ability to obtain approval to commercialize products outside the United States;

Risks Relating to Our Dependence on Third Parties
•our ability to establish and maintain collaborative relationships to further the development of our drug candidates;
•the professional conduct of third parties we rely on to conduct, supervise and monitor certain of our clinical trials;
•our dependence on limited sources of supply for the components used in TTP399 and our other drug candidates;
•our reliance on third-party manufacturers to produce our drug candidates;

Risks Relating to Our Intellectual Property
•our ability to continue to protect proprietary rights to our intellectual property;
•the unauthorized disclosure of our trade secrets or other confidential information;
•the impact of changes to the patent laws in the United States and other jurisdictions;
•the impact of litigation for infringing intellectual property rights of third parties;
•the impact of litigation to protect or enforce our patents or other intellectual property;
•our ability to enforce our intellectual property rights throughout the world;
•our ability to obtain patent term extensions for our drug candidates;

Risks Relating to Employee Matters and Managing Growth
•the impact of expanding our operations and managing growth;
•our ability to attract and retain key personnel;

•the impact of our employees, independent contractors, principal investigators, CROs, consultants and collaborators in the event that they engage in misconduct or other improper activities;

Other Risks Relating to Our Business
•the impact of the widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•the impact of COVID-19 on our clinical trials, the operations of our licensees and our financial results;
•the impact of using our financial and human resources to pursue a particular research program or drug candidate and failing to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success;
•the impact of litigation and government investigations, including product liability lawsuits;
•the exposure to uninsured liabilities;
•our ability to remain competitive given the rapidly changing market for our proposed drug candidates;
•the impact of computer system failures, cyber-attacks or a deficiency in our cyber-security;

Risks Related to our Common Stock
•our ability to maintain listing of our Class A common stock on Nasdaq
•the impact of MacAndrews’ substantial influence over our business;
•the potential for conflicts of interest with our directors who have relationships with MacAndrews;
•our ability to pay cash dividends;
•the potential for securities class action litigation;
•the impact of research and reports that equity research analysts publish about us and our business;
•the impact of substantial sales of shares into the market at any time;
•the dilution created by future sales and issuances of our Class A common stock or rights to purchase Class A common stock;
•our reliance upon our “smaller reporting company” status;
•our exemption from certain corporate governance requirements since we are a “controlled company”;
•the existence of provisions in our governing documents or state law which may delay or prevent our acquisition by a third party;
•our obligation to make payments under the Tax Receivable Agreement;
•our ability to make distributions from vTv LLC to satisfy our obligations;
•the benefits conferred upon M&F that will not benefit Class A common stockholders to the same extent as it will benefit MacAndrews.
Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.
We are a clinical stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $19.2 million, $13.0 million and $8.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had a total accumulated deficit of approximately $265.5 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of TTP399. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.
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
We have no products approved for commercialization and have never generated any revenue from the commercialization of any product. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for several years. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:
•completing research and nonclinical and clinical development of our product candidates;
•obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•establishing collaborations for the development of certain of our drug candidates;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for our product candidates, if approved;
•launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•obtaining market acceptance of our product candidates as viable treatment options;
•obtaining favorable formulary placement with government and third-party payors that allows for favorable reimbursement;
•addressing any competing technological and market developments;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•maintaining, protecting and expanding our portfolio of intellectual property rights; and
•attracting, hiring and retaining qualified personnel.
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
If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”) and our purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”). Under both of these arrangements, the Company has the right to sell shares of the Company’s Class A common stock, subject to certain limitations and conditions as set forth in the related agreements. As of March 6, 2023, there remains $37.3 million of availability under the ATM offering. While the LPC Purchase Agreement allows for sales of up to $47.0 million, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million. Though we can register additional shares for sale under this agreement, such sales may be limited by the conditions set forth in the LPC Purchase Agreement. In addition, our ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. We also will need to raise substantial additional capital in the future to conduct further clinical trials of TTP399 and to continue developing our other drug candidates. Although we are seeking financing, partnering and licensing transactions for the further development of TTP399, these efforts may not be successful. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.
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
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of our planned registrational trial(s) for TTP399 as a potential adjunctive therapy to insulin for the treatment of type 1 diabetes;
•the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•the ability of our drug candidates to progress through clinical development successfully;
•our need to expand our research and development activities;
•the costs associated with securing, establishing and maintaining commercialization capabilities;
•the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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
Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates
Our development efforts are focused on the continued development of TTP399. There can be no assurance that we will be able to implement our business strategy successfully.
Our development focus is on the continued development of TTP399 as a potential adjunctive treatment for patients with type 1 diabetes and supporting our currently partnered programs. If we are not able to successfully execute our business strategy and do not achieve the anticipated benefits, our business, results of operations and financial condition could suffer.
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
In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy as well as personnel changes at the FDA. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies ("REMS"), measures that may, for instance, place restrictions on the distribution of new drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to delay or terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.
In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions, and approval in one jurisdiction does not guarantee approval in any other jurisdiction. Our drug candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
•inability to reach agreements on acceptable terms with prospective contract research organizations (CRO) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•regulatory objections to commencing a clinical trial;
•inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our drug candidates;
•withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•inability to obtain institutional review board (“IRB”), approval to conduct a clinical trial;
•difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including willingness of subjects to undergo required study procedures, meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our drug candidates;
•inability to recruit and retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and
•difficulty in importing and exporting clinical trial materials and study samples.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data and Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including:
•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•failure to pass inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;
•failure of any contract manufacturing organizations (“CMOs”), that we use to comply with current Good Manufacturing Practices (“cGMPs”);
•unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•failure to demonstrate benefit from using the drug; or
•changes in the regulatory requirement and guidance.
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
If any of our drug candidates cause serious adverse events or undesirable side effects either during clinical development, or after marketing approval, if obtained:
•regulatory authorities, IRBs, or the DSMB may impose a clinical hold, or we may decide on our own to suspend or terminate a study, which could result in substantial delays and adversely impact our ability to continue development of the product;
•regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to study subjects, investigators, physicians or pharmacies;
•we may be required to change the product design or the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we may be required to implement a REMS, which could result in substantial cost increases or signification limitations on distribution or have a negative impact on our ability to successfully commercialize the product;
•we may be required to limit the patients who can receive the product;
•we may be subject to limitations on how we promote the product;
•sales of the product may decrease significantly;
•regulatory authorities may require us to take our approved product off the market;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
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
The commercial success of our drug candidates, if approved, will depend upon the acceptance of these products among physicians, healthcare payors, patients and others in the medical community. The degree of market acceptance of our drug candidates will depend on a number of factors, including:
•limitations or warnings contained in a product’s FDA-approved labeling;
•changes in the standard of care or the availability of alternative therapies for the targeted indications for any of our drug candidates;

•limitations in the approved indications for our drug candidates;
•demonstrated clinical safety and efficacy compared to other products;
•lack of significant adverse side effects;
•education, sales, marketing and distribution support;
•availability and degree of coverage and reimbursement from third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;
•cost-effectiveness;
•availability of alternative therapies at similar or lower cost, including generics, biosimilar and over-the-counter products;
•adverse publicity about our drug candidates or favorable publicity about competitive products;
•convenience and ease of administration of our products;
•potential product liability claims; and
•government-imposed pricing restrictions.
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
Factors that may inhibit our efforts to commercialize our drugs on our own include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;
•unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.
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
Even if regulatory approval is obtained for any of our drug candidates, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, a costly REMS, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our drug candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications or patient populations. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.
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
If a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or objects to the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our drug candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters or untitled letters;
•mandate modifications to promotional materials or require us to disseminate corrective information to healthcare practitioners or other parties;
•require us to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•impose other civil or criminal penalties;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications filed by us;
•impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require a product recall.
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
Many of our potential competitors have substantially greater:
•resources, including capital, personnel and technology;
•research and development capability;
•clinical trial expertise;
•regulatory expertise;
•intellectual property rights, including patent rights;
•expertise in obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•manufacturing and distribution expertise; and
•sales and marketing expertise.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation:
•the Food, Drug and Cosmetic Act (“FDCA”) is the statute that provides the FDA with authority to oversee the safety and approval of pharmaceutical products. The FDCA vests authority with FDA to conduct inspections of sponsors conducting pharmaceutical development, such as vTv, to protect the rights, safety and welfare of clinical trial subjects, ensure the accuracy and reliability of clinical trial data, and verify compliance with FDA regulations. The FDCA sets forth the standards for approval of new and generic drugs, as well as setting forth the prohibition on marketing investigational products that have not been approved by the FDA as safe and effective. The government (FDA and SEC) use the FDCA to ensure that companies do not mislead the medical, patient or investor communities about investigational products prior to their approval. To that end, the FDCA prohibits “off-label promotion” of any investigational or approved product for any uses, doses or populations, except that set forth in the full prescribing information approved by the FDA. While physicians can prescribe a product for any dose, purpose or population in their medical judgment, manufacturers can only market products for their FDA-approved dose, purpose and population. There are significant civil and criminal penalties that attach to violations of the FDCA, including strict liability misdemeanors for responsible corporate officers, even if such officers were not involved in or aware of the underlying wrongdoing;
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the Foreign Corrupt Practices Act ("FCPA") that prohibits payments to foreign public officials relating to official acts. In addition to its prohibition on bribery of foreign government officials, the Act requires companies to maintain accurate records and have vigorous internal controls. The DOJ and SEC have made FCPA enforcement a high priority. In addition, other anti-corruption laws such as the UK Bribery Act are even broader than the FCPA in that they apply to bribes offered to any person, not just government officials. There are significant criminal and civil penalties and fines that attach to violations of the FCPA;
•the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biological products and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
If we try to obtain approval to commercialize any of our products outside the United States, many of the same risks with respect to obtaining such approvals in the United States will apply to that process. If any of our drug candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. In that event, we expect that we will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals;
•reduced protection for intellectual property rights, including trade secret and patent rights;
•existing tariffs, trade barriers and regulatory requirements and expected or unexpected changes;
•economic weakness, including inflation, or political instability in foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more or less common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires; and
•difficulty in importing and exporting clinical trial materials and study samples.
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
We intend to seek collaborative relationships for the development and/or commercialization of our drug candidates, including TTP399. Failure to obtain a collaborative relationship for these candidates, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for our drug candidates. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
•a collaboration partner may shift its priorities and resources away from our drug candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;
•a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
•a collaboration partner may cease development in therapeutic areas which are the subject of our strategic collaboration;
•a collaboration partner may not devote sufficient capital or resources towards our drug candidates;
•a collaboration partner may change the success criteria for a drug candidate thereby delaying or ceasing development of such candidate;
•a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
•a collaboration partner could develop a product that competes, either directly or indirectly, with our drug candidate;
•a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•a partner may exercise a contractual right to terminate a strategic alliance;
•a dispute may arise between us and a partner concerning the research, development or commercialization of a drug candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and
•a partner may use our products or technology in such a way as to invite litigation from a third party.
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
Reliance on third-party manufacturers entails risks to which we might not be subject if we manufactured drug candidates ourselves, including:
•the limited number of manufacturers that could produce our drug candidates for us;
•the inability to meet our product specifications and quality requirements consistently;
•inability to access production facilities on a timely basis;
•inability or delay in increasing manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for commercial level activity;
•a failure to satisfy the FDA’s cGMP requirements and similar foreign standards on a consistent basis;
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•the reliance on a single source of supply which, if unavailable, would delay our ability to complete our clinical trials or to sell any product for which we have received marketing approval;
•the lack of qualified backup suppliers for supplies that are currently purchased from a single source supplier;
•carrier disruptions or increased costs that are beyond our control; and
•the failure to deliver products under specified storage conditions and in a timely manner.
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
Risks Relating to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our commercial success may be adversely affected.
Our commercial success will depend in part on our ability to:
•apply for, obtain, maintain, and enforce patents;
•protect trade secrets and other confidential and proprietary information; and
•operate without infringing upon the proprietary rights of others.
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
The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•others may be able to make, use, sell, offer to sell, or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;
•the proprietary rights of others may have an adverse effect on our business;
•any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;
•any patents we obtain, or our in-licensed issued patents may not be valid or enforceable; or
•we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.
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
Litigation may be necessary to:
•protect and enforce our patents and any future patents issuing on our patent applications;
•enforce or clarify the terms of the licenses we have granted or been granted or may grant or be granted in the future;
•protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

•determine the enforceability, scope, and validity of the proprietary rights of third parties and defend against alleged patent infringement.
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
As we advance our drug candidates through preclinical studies and clinical trials and develop new drug candidates, we may need to increase our product development, scientific and administrative headcount to manage these programs. If we commercialize our products, we may need to expand our staff further, particularly in sales and marketing. See “—Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.” We do not presently have the capability to sell, distribute and market our drug candidates. If we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our drug candidates successfully. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•successfully attract and recruit new employees with the expertise and experience we will require;
•manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
•develop a marketing, distribution and sales infrastructure if we seek to market our products directly, or successfully partner with a third-party organization that will oversee those efforts; and
•continue to improve our operational, manufacturing, financial and management controls, reporting systems and procedures.
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

An outbreak could also potentially affect the operations of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. Further, it may also slow potential enrollment of our ongoing clinical trials. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.
We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and human resources, we have here to date focused primarily on the regulatory approval of TTP399. As a result, we may have foregone or delayed the pursuit of opportunities with other drug candidates or for other indications that could later prove to have had greater commercial potential. Our future resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
We may be subject to litigation or government investigations for a variety of claims, which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.
We may be subject to litigation or government investigations. The outcome of any litigation or government investigation, regardless of its merits, is inherently uncertain. Any lawsuits or government investigations, and the disposition of such lawsuits and government investigations, could be time-consuming and expensive to resolve and divert management attention and resources. Any adverse determination related to litigation or government investigations could adversely affect our financial performance, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter or government investigation could materially affect our future operating results, our cash flows or both.
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
We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for any drug candidates or products we develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or delay or cancellation of clinical trials;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability or delay in our ability to commercialize any products we develop; and
•a decline in our share price.

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
Nasdaq requires issuers to comply with certain standards in order to remain listed on its exchange. We have received a delisting notice from Nasdaq as result of the closing bid price of our Class A common stock being below $1.00 per share for 30 consecutive business days. Our Class A common stock may be involuntarily delisted from Nasdaq if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share.
If we are unable to maintain our listing on Nasdaq, it may become more difficult for our stockholders to sell our Class A common stock in the public market, and the price of our Class A common stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting. In addition, it may inhibit or preclude our ability to raise additional financing.
Affiliates of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) has substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.
MacAndrews holds, directly or indirectly, a majority of our combined voting power. Due to its ownership and rights under our investor rights agreement, amended and restated certificate of incorporation and amended and restated bylaws, MacAndrews has the power to control us and our subsidiaries, including the power to:
•nominate a majority of our directors, elect a majority of our directors and appoint our executive officers, set our management policies and exercise overall control over our company and subsidiaries;
•determine the composition of the committees on our Board of Directors;
•agree to sell or otherwise transfer a controlling stake in our company; and
•determine the outcome of substantially all actions requiring stockholder approval, including transactions with related parties, corporate reorganizations, acquisitions and dispositions of assets and dividends.
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
The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•results and timing of our clinical trials and receipt of data from the trials;
•the availability of cash or financing to continue our clinical trials and other operations;
•results of clinical trials of our competitors’ products;
•failure or discontinuation of any of our research programs;
•delays in the development or commercialization of our potential products;
•regulatory actions with respect to our products or our competitors’ products;
•actual or anticipated fluctuations in our financial condition and operating results;
•actual or anticipated changes in our growth rate relative to our competitors;
•actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•competition from existing products or new products that may emerge;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•additions or departures of key management or scientific personnel;
•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain, maintain, defend or enforce proprietary rights relating to our products and technologies;
•announcement or expectation of additional financing efforts;
•sales of our Class A common stock by us, our insiders or our other stockholders;
•issues in manufacturing our potential products;
•market acceptance of our potential products;
•market conditions for biopharmaceutical stocks in general; and
•general economic and market conditions.
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
As of December 31, 2022, MacAndrews and its affiliates hold 23,084,267 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 36,519,212 shares of our Class A common stock. As a result, MacAndrews and its affiliates hold shares representing approximately 57.0% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. The provisions include, among others:
•a prohibition on actions by written consent of the stockholders;
•authorized but unissued shares of common stock and preferred stock that will be available for future issuance;
•the ability of our Board of Directors to increase the size of the Board of Directors and fill vacancies without a stockholder vote;
•provisions that have the same effect as a modified version of Section 203 of the Delaware General Corporation Law, an anti-takeover law (as further described below); and
•advance notice requirements for stockholder proposals and director nominations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in High Point, North Carolina, where we lease 8,682 square feet of office space in the Premier Center office park. The term of the lease for this space continues through November 2025.

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
Holders
As of March 6, 2023, there were approximately 24 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2022. The only awards that have been granted under the plan below are in the form of option and restricted stock unit awards related to our Class A common stock:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Omnibus Equity Incentive Plan	5,519,285	$2.81	1,424,882
Inducement Awards	2,824,659	$0.94	—
Equity compensation plans not approved by security holders			—
Total	8,343,944		1,424,882

Issuer Purchases of Equity Securities
There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2022.

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

Company Overview
We are a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long- term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and pre-clinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) as an adjunctive therapy to insulin for the treatment of type 1 diabetes ("T1D").

Recent Developments
On July 27, 2022, the Company appointed Paul Sekhri as President and Chief Executive Officer (CEO) effective August 1, 2022, and Mr. Sekhri was confirmed as a member of the board of directors on August 9, 2022. Mr. Sekhri brings nearly 30 years of healthcare experience, including serving as President and CEO of several healthcare companies, experience in several senior business development and strategy roles and he has been a director on more than 30 private, public company and non-profit boards.
On December 13, 2022. the Company announced the appointment of Steven Tuch as Chief Financial Officer effective December 8, 2022. Mr. Tuch brings more than 20 years of financial and business development experience with multiple life science companies during various stages of financial planning and development.
The following table summarizes our drug candidates, their partnership status and their respective stages of development:
Our Type 1 Diabetes Program – TTP399
The Company is planning two pivotal, placebo-controlled clinical trials of TTP399 in subjects with T1D and has engaged with the FDA on the optimal clinical trial designs for these studies. The studies will recruit a total of approximately 1,000 patients across two studies, and at least one of the studies will be one year of treatment. The FDA and the Company have agreed on the primary endpoint for the studies as the difference between placebo and TTP399-treated group in number of hypoglycemia events. We expect site-specific startup activities and patient enrollment for these pivotal studies to begin in the second half of 2023.
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
G42 Investments
On May 31, 2022, the Company announced entry into agreements that include a $25.0 million investment by G42 Investments AI Holding RSC Ltd. ("G42 Investments"). Under the terms of the agreements, the Company agreed to sell G42 Investments 10,386,274 shares of the Company’s Class A common stock at an issue price of $2.41 per share, with $12.5 million paid in cash at closing, and the remaining amount of $12.5 million payable on May 31, 2023 pursuant to a promissory note (the "G42 Promissory Note"). The agreements also provide for the potential issuance of $30.0 million in additional shares of Class A common stock to G42 Investments (or cash in lieu of such issuance at the option of G42 Investments) if the FDA approves the marketing and sale of a pharmaceutical product containing TTP399 as the active ingredient for treatment of T1D in the United States. The agreements set forth the terms under which the Company and an affiliate of G42 Investments plan to collaborate on clinical trials for pharmaceutical products that contain TTP399 and grant G42 Investments an exclusive license to develop and commercialize pharmaceutical products containing TTP399 in a specified territory, principally consisting of the Middle East, North Africa and Central Asia. On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note.
CinRx Purchase Agreement
On July 25, 2022, the Company announced entry into agreements that included a $10.0 million investment by CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”). Under the terms of the agreements, CinPax acquired 4,154,549 shares of Class A common stock of vTv at an issue price of approximately $2.41 per share, with $6.0 million paid in cash at closing, and the remaining amount of $4.0 million was paid to the Company on November 22, 2022. The agreements also provide for the issuance of 1,200,000 warrants to CinRx to acquire additional shares of Class A common stock that become exercisable upon agreed vesting triggers (including FDA approval of TTP399). In addition to the investment, the Company and CinRx entered into a Master Service Agreement whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time.

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
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and contract research organizations in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our indirect research and development costs consist primarily of cash and share-based compensation costs, the cost of employee benefits and related overhead expenses for personnel in research and development functions. Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.
From our inception, including our predecessor companies, through December 31, 2022, we have incurred approximately $612.5 million in research and development expenses.
Our research and development expenses by project for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Direct research and development expense:
TTP399	$9,611	$2,608	$917
HPP737	—	2,762	493
Azeliragon	—	822	6,103
Other projects	563	717	683
Indirect research and development expense	2,183	6,415	2,819
Total research and development expense	$12,357	$13,324	$11,015
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
The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:
•the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•the potential benefits of our candidates over other therapies;
•our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;

•future clinical trial results;
•our ability to enroll patients in our clinical trials;
•the timing and receipt of any regulatory approvals; and
•the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.
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
Interest Income
Interest income represents non-cash interest income related to the imputed interest from our promissory note receivable, all of which are recognized in our Consolidated Statement of Operations using the effective interest method.
Interest Expense, Net
For periods prior to December 31, 2021, interest expense primarily consisted of cash and non-cash interest expense related to our Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank. The Loan Agreement was fully repaid and terminated in December 2020. Cash interest on the Loan Agreement was recognized at a floating interest rate equal to 10.5% plus the amount by which the one-month London Interbank Offer Rate (“LIBOR”) exceeded 0.5%. Non-cash interest expense represented the amortization of the costs incurred in connection with the Loan Agreement, the allocated fair value of the warrants to purchase shares of our Class A common stock issued in connection with the Loan Agreement (the “Warrants”) and the accretion of the final interest payments (which were required to be paid in cash upon maturity), all of which are recognized in our Consolidated Statement of Operations using the effective interest method.
Other Income (Expense), Net
Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held in our licensees as well the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Comparison of the years ended December 31, 2022 and 2021
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2022	2021	Change
Revenue	$2,018	$4,005	$(1,987)
Operating expenses:
Research and development	12,357	13,324	(967)
General and administrative	12,201	12,343	(142)
Total operating expenses	24,558	25,667	(1,109)
Operating loss	(22,540)	(21,662)	(878)
Interest income	352	1	351
Interest expense	(15)	(12)	(3)
Other (expense) income, net	(2,670)	4,057	(6,727)
Loss before income taxes	(24,873)	(17,616)	(7,257)
Income tax provision	200	115	85
Net loss before noncontrolling interest	(25,073)	(17,731)	(7,342)
Less: Net loss attributable to noncontrolling interest	(5,909)	(4,744)	(1,165)
Net loss attributable to vTv Therapeutics Inc.	$(19,164)	$(12,987)	$(6,177)
Revenues
Revenues were $2.0 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively. The revenue recognized in 2022 related to the increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone. The revenue recognized in 2021 related to the reallocation of revenue to the license and technology transfer performance obligation made in connection with the First Huadong Amendment as well as increases to the transaction prices for the license performance obligations under the Newsoara License Agreement and the Reneo License Agreement due to the satisfaction of development milestones.
Research and Development Expenses
Research and development expenses were $12.4 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively. The decrease in research and development expenses during this period of approximately $1.0 million, or 7.3%, was primarily driven by (i) decreased spending of $2.8 million related to the multiple ascending dose study for HPP737, due to its completion in 2021, (ii) decrease of $2.0 million for a license payment in 2021 to Novo Nordisk for the completion of TTP399 phase 2 studies in 2021, (iii) decreases in indirect and other costs of $2.4 million primarily related to payroll and severance costs due to the reduction in workforce, and (iv) and a decrease in clinical trial costs of $0.8 million for azeliragon which was driven by discontinuance of its development as a potential treatment of Alzheimer’s disease in patients with type 2 diabetes, partially offset by increases in TTP399 drug related costs of $7.0 million and initial preparatory costs for the upcoming clinical trials.
General and Administrative Expenses
General and administrative expenses were $12.2 million and $12.3 million for the years ended December 31, 2022 and 2021, respectively. The decrease in general and administrative expenses during this period of approximately $0.1 million, or 1.2%, was primarily driven by (i) a decrease of $2.1 million in payroll costs due to the reduction in workforce, (ii) a decrease of $0.7 million in severance costs, and (iii) a decrease of $0.9 million in share-based expense, partially offset by (iv) an increase in legal expense of $2.3 million, and v) an increase of $1.3 million in other general and administrative costs.

Interest Income
Interest income for the year ended December 31, 2022 is related to the imputed interest on the G42 promissory note. Interest income for the year ended December 31, 2021, was insignificant.
Interest Expense, Net
Interest expense for the years ended December 31, 2022 and 2021, was insignificant.
Other Income / (Expense)
Other expense was $2.7 million for the year ended December 31, 2022 and was driven by an unrealized loss recognized related to the Company’s investment in Reneo as well as the losses related to the change in the fair value of the outstanding warrants to purchase shares of our Class A common stock issued to related parties. Other income was $4.1 million for the year ended December 31, 2021, and was driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as gains related to the change in fair value of the outstanding warrants held by a related party.

Liquidity and Capital Resources
Liquidity and Going Concern
As of December 31, 2022, we had an accumulated deficit of $265.5 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of December 31, 2022, we had cash and cash equivalents of $12.1 million. In addition to available cash and cash equivalents, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs. The Company received proceeds of $12.0 million from the G42 promissory note on February 28, 2023 (See Note 20).
Based on our current operating plan, we may rely on the remaining availability of $37.3 million under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time shares of our Class A common stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”). However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of TTP399, but we may not be successful in completing such transactions. These factors raise substantial doubt about our ability to continue as a going concern.

ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of December 31, 2022, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold.

Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of December 31, 2022, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.
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
Cash Flows

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Net cash used in operating activities	$(16,022)	$(19,308)
Net cash used in investing activities	(21)	—
Net cash provided by financing activities	14,754	26,976
Net (decrease)/increase in cash and cash equivalents	$(1,289)	$7,668
Operating Activities
For the year ended December 31, 2022, our net cash used in operating activities decreased by $3.3 million from the prior year. The significant contributor to the change in cash used during the year was working capital changes offset by $6.8 million of cash received related to contract liabilities as a result from the excess of the fair value of the Class A common stock issued to G42 Investments.
Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was insignificant. No cash was provided by or used in investing activities for the year ended December 31, 2021.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $14.8 million, consisting primarily of net proceeds from sales of our Class A common stock under the G42 Investments and CinRx Purchase

Agreements. For the year ended December 31, 2021, net cash provided by financing activities was driven by sales of shares of our Class A common stock during the year ended December 31, 2021.
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
Based on our current operating plan, we believe that our current cash and cash equivalents and proceeds from the G42 promissory note of $12.0 million which was received on February 28, 2023 (see Note 20) will allow us to meet our liquidity requirements through the end of the second quarter of 2023. We plan to finance our operations into the first quarter of 2024 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock, and we may use our available capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•The progress, costs, results and timing of our planned trials to evaluate TTP399 as a potential adjunctive therapy for the treatment of type 1 diabetes;
•the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•the number and characteristics of drug candidates that we pursue, including our drug candidates in preclinical development;
•the ability of our drug candidates to progress through clinical development successfully;
•our need to expand our research and development activities;
•the costs associated with securing, establishing and maintaining commercialization capabilities;
•the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
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
Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We currently have committed external source of funds available through the ATM Offering and LPC Purchase Agreement.
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

Off-Balance Sheet Arrangements
As of December 31, 2022, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.

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
See Note 2 “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K for further information regarding the adoption of ASC 606, “Revenue From Contracts With Customers” and the related changes in the recognition of revenue that were adopted on January 1, 2018.
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
Share-Based Compensation
Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula. Expected volatility is based on the historical volatility of the Company’s Class A common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, we estimate the expected life of our outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2. The fair value of restricted stock units (“RSU”) grants are based on the market value of our Class A common stock on the date of grant. We also estimate the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

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
Market Risk
Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain cash and cash equivalents in a financial institution that management believes to be of high credit quality.
Foreign Currency Risk
We do not have any material foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2022, we maintained effective internal control over financial reporting.
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

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISTDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2022, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-7
Notes to Consolidated Financial Statements	F-8
(a)(2) Financial Statement Schedules
Not applicable
(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2	Certificate of Amendment to Certificate of Incorporation of vTv Therapeutics Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 5, 2021 (File No. 001-37524)).

3.3	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed March 3, 2022 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

4.3	Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524)).

4.4	Description of Capital Stock.

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

10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

10.8†	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.9†	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.10††
Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

10.11††
License and Research Agreement, dated as of December 21, 2017, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.12††
License and Research Agreement, dated as of December 21, 2017, by and between Reneo Pharmaceuticals, Inc. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

10.13††
License Agreement, dated as of May 31, 2018, by and between Newsoara Biopharma Co., Ltd. and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed August 3, 2018 (File No. 001-37524)).

10.20
Controlled Equity OfferingSM Sales Agreement, dated as of April 24, 2020, by and between vTv Therapeutics Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed on April 24, 2020 (File No. 001-37524)).

10.21	First Amendment to vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 3.5 to the Company’s Form S-8, filed August 3, 2020 (File No. 333-240304)).

10.22
Purchase Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.23
Registration Rights Agreement, dated November 24, 2020, by and between vTv Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on November 24, 2020 (File No. 001-37524)).

10.24††	License Agreement, dated December 11, 2020, by and between Anteris Bio, Inc. and vTv Therapeutics LLC.

10.25††	First Amendment to License Agreement, dated as of January 14, 2021, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC.

10.26†
Employment Agreement, dated as of October 19, 2021, by and between Deepa Prasad and vTv Therapeutics LLC (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed October 20, 2021 (File No. 001-37524)).

10.27†
Inducement Award Agreement dated as of October 19, 2021, by and between vTv Therapeutics Inc. and Deepa Prasad (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed October 20, 2021 (File No. 001-37524)).

10.28†
Separation Agreement and General Release, dated as of March 4, 2022, by and between vTv Therapeutics LLC and Deepa Prasad (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed May 12, 2022 (File No. 001-37524)).

10.29†
Employment Agreement, dated as of March 1, 2022, by and between vTv Therapeutics LLC and Richard S. Nelson (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed May 12, 2022 (File No. 001-37524)).

10.30
Common Stock Purchase Agreement, dated as of May 31, 2022, by and between vTv Therapeutics Inc. and G42 Investments AI Holding RSC Ltd. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed June 1, 2022 (File No. 001-37524)).

Exhibit Number	Description
10.31
Common Stock and Warrant Purchase Agreement, dated as of July 22, 2022, by and among vTv Therapeutics Inc., CinPax, LLC and CinRx Pharma, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524).

10.32†
Employment Agreement, dated as of July 25, 2022, by and between vTv Therapeutics LLC and Paul Sekhri (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.33†
Inducement Award Agreement, dated as of July 26, 2022, by and between vTv Therapeutics Inc. and Paul Sekhri (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.34†
Employment Agreement, dated as of December 8, 2022, by and between vTv Therapeutics LLC and Steven Tuch (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 13, 2022(File No. 001-37524)).

10.35
Collaboration and License Agreement, dated as of May 31, 2022, by and between vTv Therapeutics, LLC and Cogna Technology Solutions LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on August 15, 2022 (File No. 001-37524)).

10.36*
Deed of Novation, dated as of December 21, 2022, by and between vTv Therapeutics LLC, G42 Healthcare Technology Projects LLC and G42 Healthcare Technology Solutions LLC (f/k/a Cogna Technology Solutions LLC)

10.37*	Deed of Variation, dated as of February 28, 2023, by and between vTv Therapeutics Inc., G42 Investments AI Holding RSC Ltd., and Group 42 Holding Limited.
21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL
________________________________________________

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 6, 2023

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Steven Tuch
Steven Tuch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Isaacsohn	Executive Chairperson	March 6, 2023
Jonathan Isaacsohn

/s/ Paul J. Sekhri	President and Chief Executive Officer	March 6, 2023
Paul J. Sekhri	(Principal Executive Officer)

/s/ Steven Tuch	Executive Vice President and Chief Financial Officer	March 6, 2023
Steven Tuch	(Principal Financial Officer)

/s/ John A. Fry	Director	March 6, 2023
John A. Fry

/s/ Hersh Kozlov	Director	March 6, 2023
Hersh Kozlov

/s/ Keith Harris	Director	March 6, 2023
Keith Harris

/s/ Howard L. Weiner	Director	March 6, 2023
Howard L. Weiner

/s/ Chandresh Harjivan	Director	March 6, 2023
Chandresh Harjivan

/s/ Richard Nelson	Director and Executive Vice President, Corporate Development	March 6, 2023
Richard Nelson

/s/ Fahed Al Marzooqi	Director	March 6, 2023
Fahed Al Marzooqi

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. (42)	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2022, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-7

Notes to Consolidated Financial Statements	F-8
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any product revenue, has not achieved profitable operations, has insufficient liquidity to sustain operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accrued Development Costs

Description of the Matter	As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has recorded $3.6 million of accrued expenses at December 31, 2022, which includes costs for clinical trial and contract manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost incurred.

Auditing the Company’s accruals for clinical vendor costs associated with in-process clinical related activities is judgmental because the timing and pattern of vendor invoicing may not correspond to the level of services provided and the estimate can incorporate significant assumptions such as expected patient enrollment, site activation, and estimated project duration.

How We Addressed the Matter in Our Audit	To evaluate the clinical vendors accrued costs, our audit procedures included, among others, reading the Company’s contracts with clinical vendors (including pending change orders), testing the completeness and accuracy of the underlying data used in the estimate of the level of service provided including evaluating the applicable significant assumptions as discussed above for the in process contracts with clinical vendors. To assess the significant assumptions, we corroborated the progress of clinical related activities through inquiry with the Company’s operations personnel that oversee the clinical trials contract manufacturing activities and with information obtained directly from third party clinical vendors, as well as tested invoices received from clinical vendors subsequent to the balance sheet date.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Raleigh, North Carolina
March 6, 2023

vTv Therapeutics Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share and share data)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$12,126	$13,415
Accounts receivable, net	173	57
Promissory note receivable	12,243	—
Prepaid expenses and other current assets	2,537	2,049
Current deposits	15	100
Total current assets	27,094	15,621
Property and equipment, net	207	278
Operating lease right-of-use assets	349	402
Long-term investments	5,588	9,173
Total assets	$33,238	$25,474
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,313	$8,023
Current portion of operating lease liabilities	154	184
Current portion of contract liabilities	17	35
Current portion of notes payable	224	256
Total current liabilities	7,708	8,498
Contract liabilities, net of current portion	18,669	—
Operating lease liabilities, net of current portion	338	492
Warrant liability, related party	684	1,262
Total liabilities	27,399	10,252
Commitments and contingencies
Redeemable noncontrolling interest	16,579	24,962
Stockholders’ deficit:
Class A Common Stock, $0.01 par value; 200,000,000 shares authorized and 81,483,600 outstanding as of December 31, 2022 and 200,000,000 authorized and 66,942,777 shares outstanding as of December 31, 2021	815	669
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of December 31, 2022 and 2021	232	232
Additional paid-in capital	253,737	238,193
Accumulated deficit	(265,524)	(248,834)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(10,740)	(9,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$33,238	$25,474
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except per share and share data)

	Years Ending December 31,
	2022	2021	2020
Revenue	$2,018	$4,005	$6,414
Operating expenses:
Research and development	12,357	13,324	11,015
General and administrative	12,201	12,343	7,251
Total operating expenses	24,558	25,667	18,266
Operating loss	(22,540)	(21,662)	(11,852)
Other (expense) income	(3,616)	2,448	—
Other income (expense) – related party	946	1,609	(270)
Interest income	352	1	12
Interest expense	(15)	(12)	(692)
Loss before income taxes and noncontrolling interest	(24,873)	(17,616)	(12,802)
Income tax provision	200	115	—
Net loss before noncontrolling interest	(25,073)	(17,731)	(12,802)
Less: net loss attributable to noncontrolling interest	(5,909)	(4,744)	(4,303)
Net loss attributable to vTv Therapeutics Inc.	$(19,164)	$(12,987)	$(8,499)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(19,164)	$(12,987)	$(8,499)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.26)	$(0.21)	$(0.18)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	74,876,200	60,732,636	47,137,917
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit
(in thousands, except share data)

For the twelve months ended December 31, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2019	$40,183	40,918,522	$409	23,094,221	$232	$183,858	$(233,522)	$(49,023)
Net loss	(4,303)	—	—	—	—	—	(8,499)	(8,499)
Share-based compensation	—	—	—	—	—	1,009	—	1,009
Issuance of Class A Common Stock under ATM offering	—	5,480,941	55	—	—	12,441	—	12,496
Issuance of Class A Common Stock to a related party under the Letter Agreements	—	6,250,000	63	—	—	9,937	—	10,000
Issuance of Class A Common Stock under LPC Agreement	—	1,389,580	14	—	—	1,916	—	1,930
Vesting of restricted stock units	—	11,667	—	—	—	—	—	—
Change in redemption value of noncontrolling interest	48,015	—	—	—	—	—	(48,015)	(48,015)
Balances at December 31, 2020	83,895	54,050,710	541	23,094,221	232	209,161	(290,036)	(80,102)
Net loss	(4,744)	—	—	—	—	—	(12,987)	(12,987)
Share-based compensation	—	—	—	—	—	2,356	—	2,356
Issuance of Class A Common Stock under ATM offering	—	8,929,147	89	—	—	17,581	—	17,670
Exchange of Class B Common Stock for Class A Common Stock	—	361	—	(361)	—	—	—	—
Exercise of stock options	—	20,833	—	—	—	47	—	47
Issuance of Class A Common Stock under LPC Agreement	—	3,941,726	39	—	—	9,048	—	9,087
Change in redemption value of noncontrolling interest	(54,189)	—	—	—	—	—	54,189	54,189
Balances at December 31, 2021	24,962	66,942,777	669	23,093,860	232	238,193	(248,834)	(9,740)
Net loss	(5,909)	—	—	—	—	—	(19,164)	(19,164)
Share-based compensation	—	—	—	—	—	1,272	—	1,272
Issuance of Class A Common Stock to collaboration agreement, net of offering costs	—	10,386,274	104	—	—	4,936	—	5,040
Issuance of Class A Common Stock under CinRx purchase agreement, net of offering costs	—	4,154,549	42	—	—	9,336	—	9,378
Change in redemption value of noncontrolling interest	(2,474)	—	—	—	—	—	2,474	2,474
Balances at December 31, 2022	$16,579	81,483,600	$815	23,093,860	$232	$253,737	$(265,524)	$(10,740)
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss before noncontrolling interest	$(25,073)	$(17,731)	$(12,802)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	92	89	94
Non-cash interest income	(352)	—	—
Interest expense	15	—	—
Share-based compensation expense	1,272	2,356	1,009
Change in fair value of investments	3,585	(2,448)	(4,245)
Change in fair value of warrants, related party	(946)	(1,609)	270
Amortization of debt discount	—	—	380
Changes in assets and liabilities:
Accounts receivable	(116)	101	(153)
Prepaid expenses and other assets	(403)	(839)	(254)
Long-term deposits	—	—	444
Accounts payable and accrued expenses	(856)	1,828	(997)
Accreted interest on debt	—	—	(1,512)
Contract liabilities	6,760	(1,005)	(24)
Other liabilities	—	(50)	(210)
Net cash used in operating activities	(16,022)	(19,308)	(18,000)
Cash flows from investing activities:
Purchases of property and equipment	(21)	—	—
Net cash used in investing activities	(21)	—	—
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock to a related party under the Letter Agreements	—	—	10,000
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	5,040	—	—
Proceeds from sale of Class A common stock and warrants, net of offering costs	9,746	—	—
Proceeds from issuance of Class A Common Stock, net of offering costs	—	26,757	14,426
Proceeds from exercise of stock options	—	47	—
Proceeds from debt issuance	776	887	500
Repayment of notes payable	(808)	(715)	(5,456)
Net cash provided by financing activities	14,754	26,976	19,470
Net (decrease) increase in cash, cash equivalents	(1,289)	7,668	1,470
Total cash, cash equivalents beginning of year	13,415	5,747	4,277
Total cash, cash equivalents, end of year	$12,126	$13,415	$5,747
Supplemental cash flow information:
Cash paid for interest	$15	$11	$623
Cash paid for income taxes	$200	$115	$—

Non-cash activities:
Notes receivable recorded at fair value from collaboration partner	$11,891	$—	$—
Change in redemption value of noncontrolling interest	$(2,474)	$(54,189)	$48,015
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
Principles of Consolidation
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary, which is a clinical stage pharmaceutical company engaged in the discovery and development of orally administered small molecule drug candidates to fill significant unmet medical needs.
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. Various holders own non-voting interests in vTv LLC, representing a 22.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 77.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 14). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and, its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). In addition, vTv Therapeutics Inc. also entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”), the common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”) and the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through December 31, 2022, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of December 31, 2022, the Company had an accumulated deficit of $265.5 million and has generated net losses in each year of its existence.
As of December 31, 2022, the Company's liquidity sources included cash and cash equivalents of $12.1 million. Based on our current operating plan, we believe that our current cash and cash equivalents and proceeds from the $12.0 million G42 promissory note, which was received on February 28, 2023 (See Note 20), will allow us to meet our liquidity requirements through the end of the second quarter of 2023. To meet our future funding requirements into the first quarter of 2024, including funding the on-going and future clinical trials of TTP399, we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs.
The Company may also use its remaining availability of $37.3 million under its Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A common stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A common stock under the LPC Purchase Agreement based on the remaining number of registered shares. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock. See Note 12 for further details.
If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with one financial institution. The balance of the cash account frequently exceed insured limits.
One customer represented 100% of the revenue earned during the year ended December 31, 2022. Three customers represented 100% of the revenue earned during the year ended December 31, 2021 and 2020.
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
The Company periodically assesses it property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. No such charges were recognized during the years ended December 31, 2022, 2021 or 2020. There were no assets held for sale at December 31, 2022 or 2021.
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
Revenue Recognition
The Company uses the revenue recognition guidance established by ASC 606, “Revenue From Contracts With Customers” (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC 808, Collaborative Arrangements (“ASC 808”), the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606, is recorded as collaboration revenue on the statements of operations.
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
•Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.
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
In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares there under shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. The Company entered into a retirement agreement with its former CEO Steve Holcombe in October 2021, and separation agreements with its former CEO Deepa Prasad in February 2022 and certain key employees in December 2021. The retirement and separation agreements provide for accelerated vesting and extend the exercise period for certain outstanding equity awards.

The Company entered into an employment and Inducement Agreement with its CEO Paul Sekhri, which grant Mr. Sekhri inducement awards covering an aggregate of 2,200,000 of Class A common stock earned over a service period of four years. The awards subject to the Inducement Agreement were not charged against the Plan’s share reserve and are being granted outside of the Plan as an Inducement Award. Additionally, the Company entered into an employment and Options Award Agreement with its Chief Financial Officer Steven Tuch, which grants 500,000 shared-based awards earned over a service period of four years. Additionally, the Option Agreement provides Mr. Tuch the option to earn performance-based equity compensation to purchase shares of the Company's Class A common stock.
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
Recently Issued Accounting Pronouncements
Fair Value Measurements: In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the "G42 Promissory Note"). As part of the G42 Purchase Agreement, G42 Investments nominated a director as appointee and the Company’s board of directors approved appointing the new director to the Company’s board.
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
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”), which requires Cogna to work with the Company in performing clinical trials for the Company’s TTP399 compound (the “Licensed Product”) as well as jointly creating a global development plan to develop, market, and commercialize TTP399 in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Cogna Agreement, Cogna will obtain a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Cogna agreement, including to develop and commercialize the Licensed Product in the Partner Territory, but will not have access to the various intellectual property (“IP”) related to the license and TTP399. Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of TTP399 needed to conduct the trials. .

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
Separately, the Company will conduct its clinical trials for TTP399 outside of the Partner Territory at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for TTP399. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligations under the Cogna agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all references to Cogna herein shall be deemed to refer to G42 Healthcare
The G42 Purchase Agreement also provides for, following the receipt of FDA approval of the Licensed Product, at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, are conditioned upon receipt of the FDA Approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the FDA Approval will be granted or as to the timing thereof.
Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from Cogna on the net sales of the Licensed Product for a period of at least ten years after the first commercial sale of the Licensed Product in the Partner Territory.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to G42 Investments, the Company considered the closing price of the common stock on the effective date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-K for details of the ASU. Accordingly, the Company determined that cash consideration of $5.7 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.55 at the effective date.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of December 31, 2022, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the year ended December 31, 2022.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after the Licensed Product is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the year ended December 31, 2022.
As of December 31, 2022, the Company has recognized the cash and a non-interest bearing promissory note receivable with a principal balance of $12.5 million. The promissory note receivable was classified and accounted for under ASC 310 "Receivables" ("ASC 310") and was initially measured at its fair value of $11.9 million and will be subsequently remeasured at its amortized cost through its maturity date. The Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the year ended December 31, 2022.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note.
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
Pursuant to the terms of the Reneo License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Reneo License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation.
The Company determined that there was no discernable pattern in which the technology services would be provided during the transfer services period. As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period. As of December 31, 2019, revenue allocated to this performance obligation was fully recognized.
During the year ended December 31, 2021, $2.0 million of revenue was recognized due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the year ended December 31, 2021, as the related performance obligation was fully satisfied. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2022, as it is not considered probable that such payments will be received.
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
Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT. Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC 606 and performed a reallocation of the transaction price among the remaining performance obligations. This resulted in the recognition of approximately $1.0 million of revenue on a cumulative catch up basis during the year ended December 31, 2021. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.
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
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernable pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of December 31, 2018. In connection with the First Huadong Amendment, the Company recognized approximately $2.0 million and $1.0 million of revenue related to this performance obligation during the year ended December 31, 2022 and 2021, respectively, due to the reallocation of the transaction price among the performance obligations remaining after the First Huadong Amendment.
The Company also determined that the obligation to participate in the joint development committee (the “JDC”) to oversee the development of products should be treated as a separate performance obligation. A portion of the total consideration received under the Huadong License Agreement was allocated to this performance obligation based on its estimated standalone selling price. A portion of this amount remains deferred as of December 31, 2022, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2022, was de minimis. An immaterial amount of revenue was recognized for this performance obligation for the years ended December 31, 2022, 2021 and 2020.
The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2022, as it is not considered probable that such payments will be received.
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
Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation and the related revenue was recognized during the year ended December 31, 2018.
During the year ended December 31, 2021, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of development milestones under the license agreement. This amount was fully recognized as revenue during the year ended December 31, 2021, as the related performance obligations have been fully satisfied.
The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2022, as it is not considered probable that such payments will be received.
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
Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation and consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million. The revenue related to this performance obligation was fully recognized during the year ended December 31, 2020, as the technology transfer services were considered complete as of that date. No revenue was recognized related to the Anteris License Agreement during the years ended December 31, 2022 and 2021.
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
Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities. As of December 31, 2022, the Company had received funding under this agreement of $3.4 million, and research and development costs were offset by $3.4 million.

Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Current portion of contract liabilities	$17	$35
Contract liabilities, net of current portion	18,669	—
Total contract liabilities	$18,686	$35
Changes in short-term and long-term contract liabilities for the year ended December 31, 2022, were as follows:

Contract Liabilities
Balance on January 1, 2022	35
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(18)
Consideration received in advance and not recognized as revenue	18,669
Balance on December 31, 2022	$18,686
The change in the Company’s contract liabilities for the year ended December 31, 2022, was primarily due to the deferred revenue related to the G42 Purchase Agreement.

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
The Company has issued non-qualified stock option awards and restricted stock units to certain employees, consultants and non-employee directors of the Company. These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.3 million, $2.4 million and $1.0 million, respectively of compensation expense related to share-based awards. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards. As of December 31, 2022, the Company had total unrecognized stock-based compensation expense of approximately $1.9 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years. The weighted average grant date fair value for all option grants during the years ended December 31, 2022, 2021 and 2020 was $0.69, $1.23 and $1.91 per option, respectively.
The Company entered into a retirement agreement on October 19, 2021, with its former CEO Steve Holcombe which included provisions for him to retire from full-time service as CEO as of October 19, 2021. As part of the retirement agreement, Mr. Holcombe’s remaining unvested awards will continue to vest and be fully vested on December 31, 2022. In light of this change, the Company entered into an employment and Inducement Agreement with Deepa Prasad, who was appointed President and CEO as of October 19, 2021. The Inducement Agreement provided the grant of 2,498,635 options to purchase the Company's Class A common stock at a strike price of $1.47 per share. The grants have varying service and performance vesting requirements depending on the grantee's status as an employee. On February 27, 2022, Ms. Prasad notified the Board of Directors (the “Board”) of the Company of her decision to resign from her positions as Chief Executive Officer, President and Board member, effective as of March 29, 2022 ("Effective Date"). Ms. Prasad will retain 624,659 of the outstanding options previously granted to her, which will vest at the end of the 15-month period following the Effective Date. The awards subject to the Inducement Agreement were not charged against the Plan’s share reserve and are being granted outside of the Plan as an Inducement Award.
The Company entered into an employment and Inducement Agreement with Paul Sekhri, who was appointed President and CEO as of August 1, 2022. The Inducement Agreement provided the grant of 2,200,000 options to purchase the

Company's Class A common stock at a strike price of $0.79 per share. The grants have service vesting requirements depending on the grantee's status as an employee. The awards are subject to the Inducement Agreement were not charged against the Plan’s share reserve and are being granted outside of the Plan as an Inducement Award.
The Company also entered into separation agreements with several other key employees in December 2021 who had a combination of unvested and vested stock options at the termination date. As a result of the retirement and separation agreements, 1,190,263 stock options to purchase shares of common stock were modified to increase the time period to exercise the options and 616,667 stock options to purchase shares of common stock were modified to accelerate vesting at the termination date. Additionally, 375,000 stock options were canceled for the year ended December, 2021, related to the separation agreements. The Company incurred $0.5 million of additional stock compensation expense for the modifications for the year ended December 31, 2021.
The aggregate intrinsic value of the in-the-money awards outstanding as well as those exercisable as of December 31, 2022, was an insignificant amount.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Expected volatility	118.72% - 128.72%	118.75% - 122.17%	120.37% - 121.43%
Expected life of option, in years	5.2 - 6.1	5.8 - 6.0	5.7 - 6.0
Risk-free interest rate	1.59% - 4.31%	1.00% - 1.34%	0.39% - 0.53%
Expected dividend yield	0.00%	0.00%	0.00%
The following table summarizes the activity related to the stock option awards for the year ended December 31, 2022 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2021	7,056,035	$3.19
Granted	4,672,333	0.80
Forfeited	(3,384,424)	2.37
Awards outstanding at December 31, 2022	8,343,944	$2.18
Options exercisable at December 31, 2022	3,219,598	$4.14
Weighted average remaining contractual term	6.4 Years
Options vested and expected to vest at December 31, 2022	6,184,693	$2.61
Weighted average remaining contractual term	7.8 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2022	2021	2020
Research and development	$406	$599	$348
General and administrative	866	1,757	661
Total share-based compensation expense	$1,272	$2,356	$1,009

Note 5: Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$755	$863
Prepaid taxes	—	97
Deferred financing costs	—	135
Prepaid - other	1,782	954
Total	$2,537	$2,049

Note 6: Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$406	$406
Computers and hardware	69	48
Software	80	80
Furniture and office equipment	49	49
Total property and equipment	604	583
Less: accumulated depreciation and amortization	(397)	(305)
Property and equipment, net	$207	$278
Depreciation expense was $0.1 million for the years ended December 31, 2022, 2021 and 2020.

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
The Company’s investments consist of the following:

	December 31, 2022	December 31, 2021
Equity investment with readily determinable fair value:
Reneo common stock	$1,343	$4,928

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$5,588	$9,173

The Company received its investment in Anteris preferred stock as consideration under the Anteris License Agreement entered into on December 11, 2020. The fair value of the investment was derived from the transaction prices of other securities sold using a market approach. The investment qualifies as Level 3 under the fair value hierarchy as it was valued using unobservable inputs including volatility and risk-free rate assumptions which were 125.0% and 0.4%, respectively.
No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized loss on its investment in Reneo of $3.6 million for the year ended December 31, 2022. The Company recognized an unrealized gain on its investment in Reneo of $2.4 million for the year ended December 31, 2021. These adjustments were recognized as a component of other (expense) income in the Company’s Consolidated Statements of Operations.
Note 8: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$2,461	$1,876
Accrued development costs	3,572	2,790
Accrued compensation and related costs	788	3,202
Accrued other	492	155
Total	$7,313	$8,023

Note 9: Leases
In August 2019, the Company leased office space for its headquarters location under an operating lease. This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor. The lease includes an option to renew for a five-year term as well as an option to terminate after three years, neither of which have been recognized as part of its related right of use assets or lease liabilities as their election is not considered reasonably certain. In November 2022, the Company entered into a second amendment to the lease, (i) to reduce the square footage and (ii) to extend the lease term, which constituted a modification event under ASC 842 and, the lease classification for the asset remains as an operating lease. As a result of the remeasurement of the associated lease liabilities, the Company recognized additional right of use assets and corresponding lease liabilities of $0.1 million. Further, the second amendment to the lease does not include any material residual value guarantee or restrictive covenants.
At December 31, 2022 and 2021, the weighted average incremental borrowing rate for operating leases held by the Company were 9.5% and 13.1%, respectively. At December 31, 2022 and 2021, the weighted average remaining lease terms for the operating leases held by the Company were 2.9 years and 3.1 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of December 31, 2022, were as follows (in thousands):

2023	$194
2024	194
2025	177
2026	—
2027	—
Thereafter	—
Total lease payments	565
Less: imputed interest	(73)
Present value of lease liabilities	$492
Operating lease cost was $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, cash paid for operating leases was $0.3 million.

Note 10: Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Short-term financing	224	256
Total notes payable	224	256
Less: Current portion	(224)	(256)
Total notes payable, net of current portion	$—	$—
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

The Loan Agreement included customary affirmative and restrictive covenants, including, but not limited to, restrictions on the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Loan Agreement did not contain any financial maintenance covenants other than a requirement to maintain a minimum cash balance from time-to-time in a deposit account pledged to secure the Loan Agreement and subject to an account control agreement. The Loan Agreement included customary events of default, including payment defaults, covenant defaults, and material adverse change default. Upon full repayment and termination of the Loan Agreement in December 31, 2020, the associated covenants terminated.
The Company recorded interest expense related to the Loan Agreement of $0.7 million for the year ended December 31, 2020. The Company did not recognize any interest expense related to the Loan Agreement during the years ended December 31, 2022 and 2021, as the Loan Agreement was paid in full and terminated during December 2020.

Note 11: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as TTP399. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for TTP399 under this agreement. No such payments were made during the years ended December 31, 2022, or 2020.

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

G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 10,386,274 shares of the Company's Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note.
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax and CinRx, pursuant to which the Company agreed to sell to CinPax 4,154,549 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The CinRx Purchase Agreement provides CinPax the right to nominate a director to be approved on vTv’s Board of Directors and a board observer, which was subsequently approved by the Company’s board.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to CinPax, the Company considered the closing price of the common stock on the Transaction Date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-K for details of the ASU. Accordingly, the Company determined that cash consideration of $3.0 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.72 at the effective date.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 1,200,000 shares of common stock at an initial exercise of price of approximately $0.72 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black-Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 19)
The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration (“FDA Approval”) to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, TTP399 (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement (“CinRx MSA”) whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. (see Note 14)
The Company did not identify any other promises in the CinRx Purchase Agreement (aside from the issuance of common shares and the CinRx Warrants) and determined since there is no value ascribed to the CinRx MSA, the right to appoint a member and observer to the board of directors, that the remaining unallocated amount meets the definition of contributed equity and represents the amount in excess of par.
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
During the years ended December 31, 2021 and 2020, the Company sold 8,929,147 and 5,480,941 shares, respectively of Class A common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $18.2 million and $13.0 million, respectively. After offering costs and sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds for the years ended December 31, 2021 and 2020 were approximately $17.7 million and $12.5 million, respectively.
During the year ended December 31, 2022, the Company did not sell any shares under the ATM Offering.
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
During the year ended December 31, 2022, the Company did not sell any shares under the LPC Purchase Agreement.
Over the 36-month term of the LPC Purchase Agreement, for up to an aggregate amount of $47.0 million of shares of Class A common stock (subject to certain limitations and conditions), the Company has the right, but not the obligation, from time to time, in its sole discretion, to direct Lincoln Park to purchase up to 250,000 shares per day (the “Regular Purchase Share Limit”) of the Class A common stock (each such purchase, a “Regular Purchase”). The Regular Purchase Share Limit will increase to 275,000 shares per day if the closing price of the Class A common stock on the applicable purchase date is not below $4.00 per share and will further increase to 300,000 shares per day if the closing price of the Class A common stock on the applicable purchase date is not below $5.00 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $2.0 million. The purchase price for shares of Class A common stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for the Class A common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sales prices for the Class A common stock during the 10 consecutive trading days prior to the purchase date.
If the Company directs Lincoln Park to purchase the maximum number of shares of Class A common stock that the Company may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the LPC Purchase Agreement, the Company may direct Lincoln Park to make an “accelerated purchase” and an “additional accelerated purchase”, each of an additional number of shares of Class A common stock which may not exceed the lesser of: (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of the Class A common stock traded during a specified period on the applicable purchase date as set forth in the LPC Purchase Agreement. The purchase price for such shares will be the lesser of (i) 97% of the volume weighted average price of the Class A common stock over a certain portion of the date of sale as set forth in the LPC Purchase Agreement and (ii) the closing sale price of the Class A common stock on the date of sale (an “Accelerated Purchase”). Under certain circumstances and in accordance with the LPC Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.
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
Letter Agreement Warrants
The Company had previously entered into the Letter Agreements with MacAndrews. Under the terms of the Letter Agreements, the Company has or had the right to sell to MacAndrews shares of its Class A common stock at a specified price per share, and MacAndrews has or had the right (exercisable up to three times) to require the Company to sell to it shares of Class A common stock at the same price. In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A common stock. Certain terms of each of these Letter Agreements are set forth in Note 14.
The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value. The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital. During the years ended December 31, 2022, 2021 and 2020 the Company recognized income/(expense) of $0.9 million, $1.6 million and $(0.3) million, respectively, related to the change in fair value of the Letter Agreement Warrants. These amounts were recognized as a component of other income (expense), related party in the Consolidated Statements of Operations.
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

Note 13: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 22.1% noncontrolling interest in vTv LLC (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2022 and 2021, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $16.6 million and $25.0 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2022	2021	2020
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(19,164)	$(12,987)	$(8,499)
Increase in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	(1,061)	(5,084)	(8,943)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(20,225)	$(18,071)	$(17,442)

Note 14: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 23,084,267 shares of Class B common stock. Further, as of December 31, 2022, MacAndrews directly or indirectly holds 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 57.0% of the combined voting power of the Company’s outstanding common stock.
The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:
Letter Agreements
The Company had previously entered into the Letter Agreements with MacAndrews. Under the terms of the Letter Agreements, during the one year commitment period beginning on the date of each Letter Agreement, the Company had the right to sell to MacAndrews shares of its Class A common stock at a specified price per share, and MacAndrews had the right (exercisable up to three times) to require the Company to sell to it shares of Class A common stock at the same price. The commitment period of each of the Letter Agreements has now expired. In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A common stock.

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30 11, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$4.38	$1.33	$1.84	$1.65	$1.46	$1.60
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	198,267	518,654	340,534	—	400,990	365,472
Exercise price of related warrants	$5.04	$1.53	$2.12	$—	$1.68	$1.84
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2022	2,283,105	7,518,797	5,434,783	5,454,546	6,849,316	6,250,000
Remaining shares to be issued as of December 31, 2022			—	—	—	—
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of December 31, 2022, MacAndrews has not exchanged any shares under the provisions of this agreement.
Tax Receivable Agreement
The Tax Receivable Agreement among the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2022.

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
G42 Investments
On May 31, 2022, the Company entered into a common stock purchase agreement with to G42 Investments pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid on May 31, 2023 (the “G42 Promissory Note”). As part of the G42 Purchase Agreement, G42 Investments put forward a director as appointee and the Company’s board of directors appointed the new director to the Company’s board on July 11, 2022. On February 28, 2023, the Company and G42 Investments entered into an amendment of the common stock purchase agreement pursuant to which G42 Investments agreed to accelerate payment of the amount due under the promissory note. On February 28, 2023, the Company received $12.0 million from G42 Investments, which represented a 3.75% discount to the full amount due under the promissory note, in full and final satisfaction of the promissory note.
CinRx Pharma, LLC
Master Services Agreement
On July 22, 2022, the Company entered into a Master Services Agreement with CinRx Pharma, LLC (“CinRx”) (the “CinRx MSA”). Under the CinRx MSA, CinRx provides the Company with consulting and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. As of October 10, 2022, the Company has agreed to pay CinRx fees of up to $0.2 million per month until approximately December 2024 in respect of ongoing agreed project proposals under the CinRx MSA, plus out-of-pocket expenses incurred by CinRx on the Company’s behalf. Dr. Jonathan Isaacsohn, who was appointed as chair of the Company’s board of directors on August 9, 2022, is the President and Chief Executive Officer of CinRx. CinPax, LLC, a subsidiary of CinRx, currently holds 4,154,549 shares of the Company’s Class A common stock.

Note 15: Employee Benefit Plan
The Company has a 401(k)-retirement plan in which all of its full-time employees are eligible to participate. The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation. The Company contributed $0.1 million to the plan for each of the years ended December 31, 2021 and 2020.
The Company contributed a de minimis amount to the plan for the year ended December 31, 2022.

Note 16: Income Taxes
From August 1, 2015, vTv Therapeutics Inc. has been subject to U.S. federal income taxes as well as state taxes. The Company recorded an income tax provision of $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities. The Company did not record an income tax provision for the year ended December 31, 2020.
As discussed in Note 14, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2022.
In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the

IRA or the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.
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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2022	2021	2020
U.S. statutory tax benefit	$(5,223)	$(3,699)	$(2,688)
Partnership income (federal) not subject to tax to the Company	1,241	996	904
Foreign withholding tax	158	91	—
State taxes (net of federal benefit)	28	(14)	(13)
Research and development tax credit	(172)	(173)	(138)
Other	40	10	75
Change in valuation allowance	4,128	2,904	1,860
Provision for income taxes	$200	$115	$—
Effective income tax rate	(0.8)%	(0.7)%	—%
Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$20,314	$20,909
R&D Tax Credit carryforwards	1,931	1,755
Investment in partnerships	2,202	(2,353)
Charitable contributions	3	11
Total deferred tax assets	24,450	20,322
Valuation allowance	(24,450)	(20,322)
Net deferred tax assets	$—	$—
The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company’s recent operating losses. Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability. Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance. During the year ended December 31, 2022, the Company’s valuation allowance increased by $4.1 million.
The Company has federal net operating loss carryforwards of $93.4 million that will be available to offset future taxable income. Approximately, $37.5 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income. The remaining $55.9 million may be carried forward indefinitely but are only available to offset 80% of future taxable income. The Company has federal research and development tax credits of $1.9 million which expire in varying amounts starting in 2035 to 2040.

The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2022, the Company had no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2022.
The Company files U.S. federal, California, New York, North Carolina and Virginia tax returns. The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2017 to 2022.

Note 17: Restructuring
In October 2021 the Company entered into a retirement and consulting agreement with its former CEO Stephen Holcombe where he will transition to the role of Strategic Advisor to the CEO until December 31, 2022. As of December 31, 2022, the Company completed its cash payment obligations under the retirement and consulting agreement for Mr. Holcombe. The Company made cash payments under the retirement and consulting agreement of $0.6 million and $0.1 million during the year ended December 31, 2022 and 2021, respectively. In addition, the Company recorded $0.5 million and $0.2 million in severance and consulting fees respectively during the year ended December 31, 2021, on the Company’s Consolidated Statements of Operations.
In December 2021, the Company announced a strategic decision to prioritize the development of its lead program TTP399, a novel, oral, liver-selective glucokinase activator. This decision included a reduction in the Company’s workforce affecting approximately 65% of its employees, and as a result the Company recognized severance and benefits costs of $1.6 million on the Consolidated Statement of Operations during the year ended December 31, 2021. The related expense of $0.7 million and $0.9 million has been recognized as a component of research and development and general and administrative expense respectively, within the Consolidated Statements of Operations during the year ended December 31, 2021, based on the responsibilities of the impacted employees. The Company completed its cash payment obligations and made cash payments for severance and benefits costs of $1.5 million and $0.1 million during the year ended December 31, 2022 and 2021, respectively.

Note 18: Net Loss per Share
Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for the years ended December 31, 2022, 2021 and 2020 is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(25,073)	$(17,731)	$(12,802)
Less: Net loss attributable to noncontrolling interests	(5,909)	(4,744)	(4,303)
Net loss attributable to vTv Therapeutics Inc.	(19,164)	(12,987)	(8,499)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(19,164)	$(12,987)	$(8,499)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	74,876,200	60,732,636	47,137,917
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.26)	$(0.21)	$(0.18)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2022	2021	2020
Class B common stock (1)	23,093,860	23,093,860	23,094,221
Common stock options granted under the Plan	8,343,944	7,056,035	4,453,357
Common stock warrants	3,214,503	2,014,503	2,014,503
Total	34,652,307	32,164,398	29,562,081
________________________________________________
(1)Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.

Note 19: Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, note receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2022, 2021 and 2020 (in thousands):

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,343	$1,343	$—	$—
Total	$1,343	$1,343	$—	$—

Liabilities:
Warrant liability, related party (1)	$684	$—	$—	$684
Total	$684	$—	$—	$684

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$1,262	$—	$—	$1,262
Total	$1,262	$—	$—	$1,262
_____________________________

(1)Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2022, 2021 and 2020
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2022
Warrant liability, related party	$1,262	$(946)	$368	$—	$684
Total	$1,262	$(946)	$368	$—	$684

2021
Warrant liability, related party	2,871	(1,609)	—	—	1,262
Total	$2,871	$(1,609)	$—	$—	$1,262

2020
Warrant liability, related party	2,601	270	—	—	2,871
Total	$2,601	$270	$—	$—	$2,871
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2022, 2021 and 2020. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	76.94% - 85.88%	82.17%	82.68% - 142.86%	128.13%
Risk-free interest rate	4.11% - 4.43%	4.19%	0.95% - 1.26%	1.15%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of December 31, 2022, were:

Expected volatility	81.4%
Expected life of options in years	2.8
Risk-free interest rate	4.4%
Expected dividend yield	—%
The weighted average expected volatility and risk-free interest rate was based on the relative fair values of the warrants.
Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants and CinRx Warrants. Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 20: Subsequent Events
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note.