Form 10-Q
period 2023-03-31
vTv Therapeutics Inc.
filed 2023-05-11
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 11, 2023
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,766	$12,126
Accounts receivable	—	173
Promissory note receivable	—	12,243
Prepaid expenses and other current assets	1,846	2,537
Current deposits	15	15
Total current assets	20,627	27,094
Property and equipment, net	185	207
Operating lease right-of-use assets	324	349
Long-term investments	7,692	5,588
Total assets	$28,828	$33,238
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,358	$7,313
Current portion of operating lease liabilities	157	154
Current portion of contract liabilities	17	17
Current portion of notes payable	—	224
Total current liabilities	8,532	7,708
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	297	338
Warrant liability, related party	922	684
Total liabilities	28,420	27,399
Commitments and contingencies
Redeemable noncontrolling interest	19,600	16,579
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 81,483,600 shares outstanding as of March 31, 2023, and December 31, 2022	815	815
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of March 31, 2023, and December 31, 2022	232	232
Additional paid-in capital	254,080	253,737
Accumulated deficit	(274,319)	(265,524)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(19,192)	(10,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$28,828	$33,238
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$2,000
Operating expenses:
Research and development	3,942	3,133
General and administrative	3,485	5,348
Total operating expenses	7,427	8,481
Operating loss	(7,427)	(6,481)
Other income (expense), net	1,791	(3,234)
Other (expense) income – related party	(238)	492
Interest income	100	—
Interest expense	—	(1)
Loss before income taxes and noncontrolling interest	(5,774)	(9,224)
Income tax provision	—	200
Net loss before noncontrolling interest	(5,774)	(9,424)
Less: net loss attributable to noncontrolling interest	(1,275)	(2,417)
Net loss attributable to vTv Therapeutics Inc.	$(4,499)	$(7,007)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,499)	$(7,007)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.06)	$(0.10)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	66,942,777
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the three months ended March 31, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2022	$16,579	81,483,600	$815	23,093,860	$232	$253,737	$(265,524)	$(10,740)
Net loss	(1,275)	—	—	—	—	—	(4,499)	(4,499)
Share-based compensation	—	—	—	—	—	343	—	343
Change in redemption value of noncontrolling interest	4,296	—	—	—	—	—	(4,296)	(4,296)
Balances at March 31, 2023	$19,600	81,483,600	$815	23,093,860	$232	$254,080	$(274,319)	$(19,192)

For the three months ended March 31, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$238,193	$(248,834)	$(9,740)
Net loss	(2,417)	—	—	—	—	—	(7,007)	(7,007)
Share-based compensation	—	—	—	—	—	476	—	476
Change in redemption value of noncontrolling interest	(8,178)	—	—	—	—	—	8,178	8,178
Balances at March 31, 2022	$14,367	66,942,777	$669	23,093,860	$232	$238,669	$(247,663)	$(8,093)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss before noncontrolling interest	$(5,774)	$(9,424)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	22	23
Loss from promissory note early redemption	313	—
Non-cash interest income	(100)	—
Share-based compensation expense	343	476
Change in fair value of investments	(2,104)	3,234
Change in fair value of warrants, related party	238	(492)
Changes in assets and liabilities:
Accounts receivable	173	—
Prepaid expenses and other assets	691	732
Accounts payable and accrued expenses	1,032	4,430
Net cash used in operating activities	(5,166)	(1,021)
Cash flows from financing activities:
Proceeds from promissory note early redemption related to sale of Class A common stock to collaboration partner	12,030	—
Repayment of notes payable	(224)	(256)
Net cash provided by (used in) financing activities	11,806	(256)
Net increase/(decrease) in cash and cash equivalents	6,640	(1,277)
Total cash and cash equivalents, beginning of period	12,126	13,415
Total cash and cash equivalents, end of period	$18,766	$12,138

Non-cash activities:
Change in redemption value of noncontrolling interest	$4,296	$(8,178)
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
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through March 31, 2023, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of March 31, 2023, the Company had an accumulated deficit of $274.3 million and has generated net losses in each year of its existence.
As of March 31, 2023, the Company’s liquidity sources included cash and cash equivalents of $18.8 million. Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the third quarter of 2023. To meet our future funding requirements into the first quarter of 2024, including funding the on-going and future clinical trials of TTP399, we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs.
The Company may also use its remaining availability of $37.3 million under its Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald) pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A common stock (the “ATM Offering”) and the ability to sell an additional 9,437,376 shares of Class A common stock under the LPC Purchase Agreement based on the remaining number of registered shares. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock. See Note 9 for further details.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
One hundred percent (100%) of the revenue earned during the three months ended March 31, 2022, was attributable from the satisfaction of a development milestone from the First Huadong Amendment (as defined herein). The Company did not have any revenue during the three months ended March 31, 2023.
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
Revenue Recognition
The Company uses the revenue recognition guidance established by ASC 606, Revenue From Contracts With Customers (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC 808, Collaborative Arrangements (“ASC 808”), the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606, is recorded as collaboration revenue on the statements of operations.
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
The transaction price under the contract is determined based on the value of the consideration expected to be received in exchange for the transferred assets or services. Development, regulatory and sales milestones included in the Company’s collaboration agreements are considered to be variable consideration. The amount of variable consideration expected to be received is included in the transaction price when it becomes probable that the milestone will be met. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus margin approach. Revenue is recognized over the related period over which the Company expects the services to be provided using a proportional performance model or a straight-line method of recognition if there is no discernible pattern over which the services will be provided.
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

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the “G42 Promissory Note”). As part of the G42 Purchase Agreement, G42 Investments nominated a director as appointee and the Company’s board of directors approved appointing the new director to the Company’s board. On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense)in the Company’s Condensed Consolidated Statements of Operations.
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
Separately, the Company will conduct its clinical trials for TTP399 outside of the Partner Territory at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for TTP399. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligation under the Cogna agreement to G42 Healthcare Research Technology Projects LLC (“G42 Healthcare”), an affiliate of G42 Investments. As a result of the novation, all reference to Cogna herein shall be deemed to refer to G42 Healthcare.
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
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to G42 Investments, the Company considered the closing price of the common stock on the effective date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this quarterly report on Form 10-Q for details of the ASU. Accordingly, the Company determined that cash consideration of $5.7 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.55 at the effective date.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the 808 unit of account are concentrated in the clinical trials. As of March 31, 2023, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three months ended March 31, 2023.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after the Licensed Product is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three months ended March 31, 2023.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense)in the Company’s Condensed Consolidated Statements of Operations. The promissory note receivable was classified and accounted for under ASC 310 “Receivables“ (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Condensed Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three months ended March 31, 2023.
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
Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT. Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC 606 and performed a reallocation of the transaction price among the remaining performance obligations. This resulted in the recognition of approximately $2.0 million of revenue on a cumulative catch-up basis during the three months ended March 31, 2022. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.
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
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of March 31, 2022. The Company recognized $2.0 million of revenue related to this combined performance obligation during the three months ended March 31, 2022. No revenue related to this combined performance obligation was recognized during the three months ended March 31, 2023.
A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of March 31, 2023, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of March 31, 2023, was de minimis. No revenue for this performance obligation has been recognized during three months ended March 31, 2023 and 2022.
Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current portion of contract liabilities	$17	$17
Contract liabilities, net of current portion	18,669	18,669
Total contract liabilities	$18,686	$18,686
Changes in short-term and long-term contract liabilities for the three months ended March 31, 2023, were as follows:

Contract Liabilities
Balance on January 1, 2023	$18,686
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—
Balance on March 31, 2023	$18,686
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2023, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.1 million, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.80 and $0.65 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2023, was de minimis.
The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2022	8,418,571	$2.17
Granted	726,868	0.91
Forfeited	(50,000)	1.29
Awards outstanding at March 31, 2023	9,095,439	$2.07
Options exercisable at March 31, 2023	3,500,344	$3.88
Weighted average remaining contractual term	6.3 Years
Options vested and expected to vest at March 31, 2023	6,963,039	$2.42
Weighted average remaining contractual term	7.7 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$98	$92
General and administrative	245	384
Total share-based compensation expense	$343	$476

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
The Company’s investments consist of the following:

	March 31, 2023	December 31, 2022
Equity investment with readily determinable fair value:
Reneo common stock	$3,447	$1,343

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$7,692	$5,588
No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized gain on its investment in Reneo of $2.1 million for the three months ended March 31, 2023, respectively. The Company recognized an unrealized loss on its investment in Reneo of $3.2 million for the three months ended March 31, 2022. These adjustments were recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
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
At each of March 31, 2023 and December 31, 2022, the weighted average incremental borrowing rate for the operating leases held by the Company was 9.5%. At March 31, 2023 and December 31, 2022, the weighted average remaining lease terms for the operating leases held by the Company were 2.7 years and 2.9 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of March 31, 2023, were as follows (in thousands):

2023 (remaining nine months)	$145
2024	194
2025	177
2026	—
2027	—
Thereafter	—
Total lease payments	516
Less: imputed interest	(62)
Present value of lease liabilities	$454
Operating lease cost and the related operating cash flows for the three months ended March 31, 2023 and 2022 were immaterial amounts.
Note 8: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 22.1% noncontrolling interest in vTv LLC outstanding as of March 31, 2023 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2023 and December 31, 2022, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $19.6 million and $16.6 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,499)	$(7,007)
Decrease in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	1,345	2,432
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(3,154)	$(4,575)
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
G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 10,386,274 shares of the Company's Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the “G42 Promissory Note”). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax and CinRx, pursuant to which the Company agreed to sell to CinPax 4,154,549 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The CinRx Purchase Agreement provides CinPax the right to nominate a director to be approved to sit on the Company’s Board of Directors and a board observer, which was subsequently approved by the Company’s board.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to CinPax, the Company considered the closing price of the common stock on the Transaction Date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this quarterly report on Form 10-Q for details of the ASU. Accordingly, the Company determined that cash consideration of $3.0 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $0.72 at the effective date.
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
During the three months ended March 31, 2023 and 2022, the Company did not sell any shares under the ATM Offering.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park. pursuant to the Purchase Agreement. During the three months ended March 31, 2023 and 2022, the Company did not sell any shares under the LPC Purchase Agreement.
Note 10: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 23,084,267 shares of Class B common stock. Further, as of March 31, 2023, MacAndrews directly or indirectly holds 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 57.0% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of March 31, 2023, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
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
As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2023.
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
G42 Investments
On May 31, 2022, the Company entered into a common stock purchase agreement with G42 Investments pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid on May 31, 2023 (the “G42 Promissory Note”). As part of the G42 Purchase Agreement, G42 Investments put forward a director as appointee and the Company’s board of directors appointed the new director to the Company’s board on July 11, 2022. On February 28, 2023, the Company and G42 Investments entered into an amendment of the common stock purchase agreement pursuant to which G42 Investments agreed to accelerate payment of the amount due under the promissory note. On February 28, 2023, the Company received $12.0 million from G42 Investments, which represented a 3.75% discount to the full amount due under the promissory note, in full and final satisfaction of the promissory note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
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
Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended March 31, 2023. The Company’s income tax provision for the three months ended March 31, 2022, was $0.2 million representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on March 31, 2023, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2023.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(5,774)	$(9,424)
Less: Net loss attributable to noncontrolling interests	(1,275)	(2,417)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,499)	(7,007)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	66,942,777
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.06)	$(0.10)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	March 31, 2023	March 31, 2022
Class B common stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	9,095,439	5,722,342
Common stock warrants	3,214,503	2,014,503
Total	35,403,802	30,830,705

___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the promissory note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$3,447	$3,447	$—	$—
Total	$3,447	$3,447	$—	$—

Liabilities:
Warrant liability, related party (1)	$922	$—	$—	$922
Total	$922	$—	$—	$922

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,343	$1,343	$—	$—
Total	$1,343	$1,343	$—	$—

Liabilities:
Warrant liability, related party (1)	$684	$—	$—	$684
Total	$684	$—	$—	$684
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2023
Warrant liability, related party	$684	$238	$—	$—	$922
Total	$684	$238	$—	$—	$922

2022
Warrant liability, related party	$1,262	$(492)	$—	$—	$770
Total	$1,262	$(492)	$—	$—	$770
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2023. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2023 and December 31, 2022, were:

	March 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	73.22% - 83.59%	81.39%	76.94% - 85.88%	82.17%
Risk-free interest rate	3.73% - 4.24%	3.84%	4.11% - 4.43%	4.19%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of March 31, 2023, were:

Expected volatility	82.2%
Expected life of options in years	3.6
Risk-free interest rate	3.7%
Expected dividend yield	—%
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
Note 14: Subsequent Events
The Company evaluated subsequent events through May 11, 2023, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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
Company Overview
We are a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and preclinical drug candidates. Our lead program is TTP399, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) as an adjunctive therapy to insulin for the treatment of type 1 diabetes (“T1D”).
Recent Developments
On February 24, 2023, the Company received written confirmation that the FDA is in agreement with the pediatric study plan for the study of TTP399 in T1D patients between 2 and 16 years of age.
On February 28, 2023, the Company received approximately $12.0 million from G42 Investments in satisfaction of the promissory note issued in connection with the common stock purchase agreement entered into between vTv and G42 Investments in 2022. The amount received reflected a 3.75% discount to the full amount in exchange for acceleration of the payment from the due date of May 31, 2023.

The following table summarizes our drug candidates, their partnership status and their respective stages of development:

vTv
Partner
PRODUCT
PRE-CLINICAL
PHASE I
PHASE II
PHASE III
PARTNERS + REGIONS
TTP399
GK Activator
Type 1 Diabetes
Type 2 Diabetes
TTP273
Oral GLP-1R Agonist
Cystic Fibrosis-Related Diabetes
† Considering B.A.D. (Bile Acid Diarrhea)
CYSTIC FIBROSIS FOUNDATION
HUADONG MEDICINE †
Asia (excl. Japan)
HPP737
PDE4 Inhibitor
SAD/MAD Completed
Psoriasis / COPD / Atopic Dermatitis
NEWSOARA
Asia (excl. Japan)
HPP593
PPAR-δ Agonist
Primary Mitochondrial Myopathy
Reneo
Worldwide
Azeliragon
RAGE Antagonist
Glioblastoma / Other Cancers ("Chemo Brain")
CANTEX
Worldwide
HPP971
Nrf2/Bach1 Modulator
Renal Diseases
Anteris Bio
Worldwide
HPP3033
Nrf2/Bach1 Modulator
Undisclosed
TTP-RA
RAGE Antagonist
Type 1 Diabetes Prevention

Our Type 1 Diabetes Program – TTP399
The Company has alignment with the FDA on trial designs that will support an efficient regulatory pathway to support registration of TTP399 as an adjunctive therapy to insulin for the treatment of type 1 diabetes consistent with the breakthrough therapy designation granted by the FDA and expects to initiate study activities in the second half of 2023. The FDA and the Company have agreed on the primary endpoint for the studies as the reduction in the number of hypoglycemic events between placebo and TTP399-treated groups.
In October 2021, we announced positive results of a mechanistic study of TTP399 in patients with T1D. The study demonstrated that patients with T1D taking TTP399 experienced no increase in ketone levels relative to placebo during a period of acute insulin withdrawal, indicating no increased risk of ketoacidosis. Consistent with previous clinical studies, improved fasting plasma glucose levels and fewer hypoglycemic events were observed in the TTP399 treated group during the week of treatment prior to the insulin withdrawal test. The results of the mechanistic study provided additional evidence to support the idea that treatment with TTP399 will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with T1D. The data demonstrate that in contrast to agents such as SGLT2 inhibitors and GLP-1RAs, TTP399 does not increase the risk of ketoacidosis when used as an adjunctive therapy to insulin in individuals with T1D. Moreover, these findings support prior studies that demonstrate that TTP399 improves glucose control and reduces hypoglycemia and suggests a protective effect of TTP399 against acidosis in people with T1D. Full study results were published in the Diabetes Obesity and Metabolism journal in conjunction with the 82nd American Diabetes Association Scientific Sessions on June 6, 2022.
In April 2021, we announced that the FDA granted Breakthrough Therapy Designation (“BTD) for TTP399 as an adjunctive therapy to insulin for the treatment of T1D. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine.
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
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our drug candidates. We recognize research and development expenses as they are incurred. Our direct research and development expenses consist primarily of external costs such as fees paid to investigators, consultants, central laboratories and clinical research organizations in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our indirect research and development costs consist primarily of cash and share-based compensation costs, the cost of employee benefits and related overhead expenses for personnel in research and development functions. Since we typically use our employee and infrastructure resources across multiple research and development programs such costs are not allocated to the individual projects.
From our inception, including our predecessor companies, through March 31, 2023, we have incurred approximately $616.4 million in research and development expenses.
Our research and development expenses by project for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct research and development expense:
TTP399	$3,056	$2,496
HPP737	4	53
Azeliragon	—	40
Other projects	249	13
Indirect research and development expense	633	531
Total research and development expense	$3,942	$3,133
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
Interest Income
Interest income represents non-cash interest income related to the imputed interest from our promissory note receivable, all of which are recognized in our Condensed Consolidated Statement of Operations using the effective interest method.
Interest Expense
The Company’s interest expense is immaterial.
Other Income (Expense), Net
Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments held by our licensees, the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties and the loss from the G42 promissory note early redemption on February 28, 2023.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2023	2022	Change
Revenue	$—	$2,000	$(2,000)
Operating expenses:
Research and development	3,942	3,133	809
General and administrative	3,485	5,348	(1,863)
Total operating expenses	7,427	8,481	(1,054)
Operating loss	(7,427)	(6,481)	(946)
Interest income	100	—	100
Interest expense	—	(1)	1
Other income (expense), net	1,553	(2,742)	4,295
Loss before income taxes and noncontrolling interest	(5,774)	(9,224)	3,450
Income tax provision	—	200	(200)
Net loss before noncontrolling interest	(5,774)	(9,424)	3,650
Less: net loss attributable to noncontrolling interest	(1,275)	(2,417)	1,142
Net loss attributable to vTv Therapeutics Inc.	$(4,499)	$(7,007)	$2,508
Revenue
There was no revenue for the three months ended March 31, 2023. Revenue for the three months ended March 31, 2022 is related to the increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone.
Research and Development Expenses
Research and development expenses were $3.9 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in research and development expenses during this period of $0.8 million or 25.8%, was primarily driven by i) higher spending on TTP399 of $0.5 million, due to increases in drug product related costs and ii) an increase in indirect costs and other projects of $0.3 million.
General and Administrative Expenses
General and administrative expenses were $3.5 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $1.9 million, or 34.8%, was primarily driven by i) decreases of $2.0 million in legal expense, ii) decreases of $0.8 million in severance costs, iii) decreases of $0.1 million in share-based expense, partially offset by iv) increases of $0.9 million other general and administrative costs and v) increases in payroll costs of $0.1 million.
Interest Income
Interest income for the three months ended March 31, 2023, of $0.1 million is related to imputed interest on the promissory notes. Interest income for the three months ended March 31, 2022, was insignificant.
Other Income / (Expense), Net
Other income was $1.6 million for the three months ended March 31, 2023, and was driven by an unrealized gain related to our investment in Reneo, losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties (“Related Party Warrants”) and the loss from the G42 promissory note early redemption. Other expense was $2.7 million for the three months ended March 31, 2022, and was related to the unrealized loss recognized related to our investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants in our own stock held by a related party.

Liquidity and Capital Resources
Liquidity and Going Concern
As of March 31, 2023, we had an accumulated deficit of $274.3 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of March 31, 2023, we had cash and cash equivalents of $18.8 million. In addition to available cash and cash equivalents, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs such. The Company received proceeds of $12.0 million from the G42 promissory note on February 28, 2023 (see Note 9).
Based on our current operating plan, we may rely on the remaining availability of $37.3 million under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which we could offer and sell, from time to time, shares of our Class A common stock (the “ATM Offering”) and our ability to sell approximately 9.4 million shares of Class A common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant and subject to the limitations of the purchase agreement (the “LPC Purchase Agreement”). However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known. We are currently in active discussion with respect to financing, partnering and licensing transactions for the future development of TTP399, but we may not be successful in completing such transactions. These factors raise substantial doubt about our ability to continue as a going concern.
ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of March 31, 2023, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold.
Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of March 31, 2023, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.
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
Cash Flows

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)
Net cash used in operating activities	$(5,166)	$(1,021)
Net cash provided by (used in) financing activities	11,806	(256)
Net increase/(decrease) in cash and cash equivalents	$6,640	$(1,277)
Operating Activities
For the three months ended March 31, 2023, our net cash used in operating activities increased by $4.1 million from the three months ended March 31, 2022. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the three months ended March 31, 2023 and 2022.
Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities increased by $12.1 million from the three months ended March 31, 2022, driven by the receipt of proceeds of $12.0 million from the G42 promissory note early redemption during the three months ended March 31, 2023.
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
Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the third quarter of 2023. We plan to finance our operations into the first quarter of 2024 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the on-going and future clinical trials of TTP399, including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, it may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
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
Our recurring losses, accumulated deficit and our current levels of cash and cash equivalents raise substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. If we are unable to continue as a going concern, we may have to liquidate our assets and it is likely that investors will lose all or a significant part of their investments. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all, and such additional funding may cause substantial dilution to our existing investors. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, or pursue one or more alternative strategies, such as restructuring, any of which could adversely affect our business prospects.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
Discussion of Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates in 2023.
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our management’s intentions, plans, beliefs, expectations, or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties, and assumptions, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K and under Item 1A of Part II of this Quarterly Report on Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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
ITEM 1A.    RISK FACTORS
Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the three months ended March 31, 2023.
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
Date: May 11, 2023

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Steven Tuch
Steven Tuch
Chief Financial Officer