Form 10-Q
period 2023-06-30
vTv Therapeutics Inc.
filed 2023-08-11
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 11, 2023
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2023 and 2022	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

	Signatures	36

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,599	$12,126
Accounts receivable	—	173
G42 Promissory Note receivable	—	12,243
Prepaid expenses and other current assets	1,324	2,537
Current deposits	15	15
Total current assets	13,938	27,094
Property and equipment, net	162	207
Operating lease right-of-use assets	299	349
Long-term investments	8,027	5,588
Total assets	$22,426	$33,238
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$9,108	$7,313
Current portion of operating lease liabilities	161	154
Current portion of contract liabilities	17	17
Current portion of notes payable	—	224
Total current liabilities	9,286	7,708
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	256	338
Warrant liability, related party	619	684
Total liabilities	28,830	27,399
Commitments and contingencies
Redeemable noncontrolling interest	18,879	16,579
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 81,483,600 shares outstanding as of June 30, 2023 and December 31, 2022	815	815
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of June 30, 2023 and December 31, 2022	232	232
Additional paid-in capital	254,479	253,737
Accumulated deficit	(280,809)	(265,524)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(25,283)	(10,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$22,426	$33,238
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$9	$—	$2,009
Operating expenses:
Research and development	4,691	2,205	8,633	5,338
General and administrative	3,309	1,831	6,794	7,179
Total operating expenses	8,000	4,036	15,427	12,517
Operating loss	(8,000)	(4,027)	(15,427)	(10,508)
Other income (expense), net	335	(167)	2,126	(3,401)
Other income – related party	303	53	65	545
Interest income	153	50	253	50
Interest expense	(2)	—	(2)	(1)
Loss before income taxes and noncontrolling interest	(7,211)	(4,091)	(12,985)	(13,315)
Income tax provision	—	—	—	200
Net loss before noncontrolling interest	(7,211)	(4,091)	(12,985)	(13,515)
Less: net loss attributable to noncontrolling interest	(1,592)	(940)	(2,867)	(3,357)
Net loss attributable to vTv Therapeutics Inc.	$(5,619)	$(3,151)	$(10,118)	$(10,158)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(5,619)	$(3,151)	$(10,118)	$(10,158)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.07)	$(0.04)	$(0.12)	$(0.15)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	70,366,823	81,483,600	68,664,259
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the three months ended June 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2023	$19,600	81,483,600	$815	23,093,860	$232	$254,080	$(274,319)	$(19,192)
Net loss	(1,592)	—	—	—	—	—	(5,619)	(5,619)
Share-based compensation	—	—	—	—	—	399	—	399
Change in redemption value of noncontrolling interest	871	—	—	—	—	—	(871)	(871)
Balances at June 30, 2023	$18,879	81,483,600	$815	23,093,860	$232	$254,479	$(280,809)	$(25,283)

For the three months ended June 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at March 31, 2022	$14,367	66,942,777	$669	23,093,860	$232	$238,669	$(247,663)	$(8,093)
Net loss	(940)	—	—	—	—	—	(3,151)	(3,151)
Share-based compensation	—	—	—	—	—	167	—	167
Issuance of Class A common stock to collaboration partner	—	10,386,274	104	—	—	4,936	—	5,040
Change in redemption value of noncontrolling interest	2,489	—	—	—	—	—	(2,489)	(2,489)
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$243,772	$(253,303)	$(8,526)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the six months ended June 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2022	$16,579	81,483,600	$815	23,093,860	$232	$253,737	$(265,524)	$(10,740)
Net loss	(2,867)	—	—	—	—	—	(10,118)	(10,118)
Share-based compensation	—	—	—	—	—	742	—	742
Change in redemption value of noncontrolling interest	5,167	—	—	—	—	—	(5,167)	(5,167)
Balances at June 30, 2023	$18,879	81,483,600	$815	23,093,860	$232	$254,479	$(280,809)	$(25,283)

For the six months ended June 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$238,193	$(248,834)	$(9,740)
Net loss	(3,357)	—	—	—	—	—	(10,158)	(10,158)
Share-based compensation	—	—	—	—	—	643	—	643
Issuance of Class A common stock to collaboration partner	—	10,386,274	104	—	—	4,936	—	5,040
Change in redemption value of noncontrolling interest	(5,689)	—	—	—	—	—	5,689	5,689
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$243,772	$(253,303)	$(8,526)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss before noncontrolling interest	$(12,985)	$(13,515)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	45	45
Loss from G42 Promissory Note early redemption	313	—
Non-cash interest income	(100)	(50)
Share-based compensation expense	742	643
Change in fair value of investments	(2,439)	3,401
Change in fair value of warrants, related party	(65)	(545)
Changes in assets and liabilities:
Accounts receivable	173	(20)
Prepaid expenses and other assets	1,213	1,421
Accounts payable and accrued expenses	1,770	1,536
Contract liabilities	—	6,769
Net cash used in operating activities	(11,333)	(315)
Cash flows from investing activities:
Purchases of property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities:
Proceeds from G42 Promissory Note early redemption related to sale of Class A common stock to collaboration partner	12,030	—
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	—	5,040
Repayment of notes payable	(224)	(256)
Net cash provided by financing activities	11,806	4,784
Net increase in cash and cash equivalents	473	4,448
Total cash and cash equivalents, beginning of period	12,126	13,415
Total cash and cash equivalents, end of period	$12,599	$17,863

Non-cash activities:
Change in redemption value of noncontrolling interest	$5,167	$(5,689)
Notes receivable recorded at fair value from collaboration partner	—	11,891
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. Various holders own nonvoting interests in vTv LLC, representing a 22.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 77.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional nonvoting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 9). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). In addition, vTv Therapeutics Inc. also entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “ATM Offering”), the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “LPC Purchase Agreement”), the common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”) and the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through June 30, 2023, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of June 30, 2023, the Company had an accumulated deficit of $280.8 million and has generated net losses in each year of its existence.
As of June 30, 2023, the Company’s liquidity sources included cash and cash equivalents of $12.6 million. Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the third quarter of 2023. To meet our future funding requirements into the second quarter of 2024, including funding the ongoing and future clinical trials of cadisegliatin (TTP399), we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs.
The Company may also use its remaining availability of $37.3 million under its Sales Agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time shares of the Company’s Class A common stock and the ability to sell an additional 9,437,376 shares of Class A common stock under the LPC Purchase Agreement based on the remaining number of registered shares. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock. See Note 9 for further details.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with one financial institution. The balance of the cash account frequently exceed insured limits. The associated risk of concentration for cash and cash equivalents is mitigated by transferring a majority of our cash to a AAA rated money market account with a creditworthy institution.
One hundred percent (100%) of the revenue earned during the three and six months ended June 30, 2022 was attributable from the satisfaction of a development milestone from the First Huadong Amendment (as defined herein). The Company did not have any revenue during the three and six months ended June 30, 2023.
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
The Company records nonrefundable advance payments it makes for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expenses in the Condensed Consolidated Statements of Operations as the Company receives the related goods or services.
Research and development costs that are reimbursed under a cost-sharing arrangement are reflected as a reduction of research and development expense.
Recently Issued Accounting Pronouncements
Fair Value Measurements: In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares, in each case subject to specified exceptions. Following the expiration of a lock up period, from the period May 31, 2022 until December 31, 2024, (or if earlier, the date of receipt of U.S. Food and Drug Administration (“FDA”) approval in the U.S. for cadisegliatin (TTP399), the Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”), which requires Cogna to work with the Company in performing clinical trials for cadisegliatin (TTP399) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin (TTP399) in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Cogna Agreement, Cogna will obtain a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Cogna agreement, including to develop and commercialize cadisegliatin (TTP399) in the Partner Territory, but will not have access to the various intellectual property (“IP”) related to the license and cadisegliatin (TTP399). Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin (TTP399) needed to conduct the trials.
Under the Cogna Agreement, Cogna has the right to develop and commercialize cadisegliatin (TTP399) in the Partner Territory at its own cost once restrictions on the use of the IP have been lifted by the Company. The Cogna Agreement determined which specific countries in the Partner Territory that Cogna may pursue development and commercialization and provides the Company with the ability to determine when Cogna can benefit from this IP through the powers granted to the Company to approve the global development plan. Further, the Company may supply at cost, or Cogna may manufacture, cadisegliatin (TTP399) for commercial sale under terms to be agreed upon by the parties at a later date.
Separately, the Company will conduct its clinical trials for cadisegliatin (TTP399) outside of the Partner Territory at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for cadisegliatin (TTP399). On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligation under the Cogna agreement to G42 Healthcare Research Technology Projects LLC (“G42 Healthcare”), an affiliate of G42 Investments. As a result of the novation, all reference to Cogna herein shall be deemed to refer to G42 Healthcare.
The G42 Purchase Agreement also provides for, following the receipt of FDA approval of cadisegliatin (TTP399), at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, are conditioned upon receipt of the FDA approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the FDA approval will be granted or as to the timing thereof.
Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from Cogna on the net sales of cadisegliatin (TTP399) for a period of at least ten years after the first commercial sale of cadisegliatin (TTP399) in the Partner Territory.
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
The Company determined that certain commitments under the agreements are in the scope of ASC 808 as both the Company and Cogna are active participants in the clinical trials of cadisegliatin (TTP399), and both are exposed to significant risks and rewards based on the success of the clinical trials and subsequent FDA approval. Cogna is determined to be a vendor of the Company during the clinical trial phase, working on the Company’s behalf to complete R&D activities, and not in a customer capacity. The Company accounted for the commitments related to the clinical trials, which includes transfer of trial protocols, supply of clinical trial dosages, and collaboration on the joint development committee (“JDC”) as an ASC 808 unit of account, applying the recognition and measurement principles of ASC 606 by analogy. The Company will recognize collaboration revenue for its development activities under ASC 808 over time based on the estimated period of performance.
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of June 30, 2023, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and six months ended June 30, 2023.

The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin (TTP399) is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three and six months ended June 30, 2023.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 Receivables (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Condensed Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three and six months ended June 30, 2023.
Huadong License Agreement
The Company is party to a license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”). Additionally, under the Huadong License Agreement, the Company obtained a nonexclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory.
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
Prior to the First Amendment, the Company had allocated a portion of the transaction price to the obligation to sponsor and conduct a portion of the Phase 2 MRCT. Upon the removal of this performance obligation, the Company evaluated the impact of the modification under the provisions of ASC 606 and performed a reallocation of the transaction price among the remaining performance obligations. This resulted in the recognition of approximately $2.0 million of revenue on a cumulative catch-up basis during the six months ended June 30, 2022. The majority of the transaction price originally allocated to the Phase 2 MRCT performance obligation was reallocated to the license and technology transfer services combined performance obligation discussed below, which had already been completed. The reallocation of the purchase price in connection with the First Huadong Amendment was made based on the relative estimated selling prices of the remaining performance obligations.
The significant performance obligations under the Huadong License Agreement, as amended, were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date, (iii) the Company’s obligation to participate on a joint development committee (the “JDC”), and (iv) other obligations considered to be immaterial in nature.
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. This combined performance obligation was considered complete as of June 30, 2022. The Company recognized $2.0 million of revenue related to this combined performance obligation during the six months ended June 30, 2022. No revenue related to this combined performance obligation was recognized during the six months ended June 30, 2023.

A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of June 30, 2023, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of June 30, 2023 was immaterial. An immaterial amount of revenue for this performance obligation was recognized during the six months ended June 30, 2022. No revenue for this performance obligation has been recognized during the six months ended June 30, 2023.
Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current portion of contract liabilities	$17	$17
Contract liabilities, net of current portion	18,669	18,669
Total contract liabilities	$18,686	$18,686
Note 4: Share-Based Compensation
The Company has issued nonqualified stock option awards to management, other key employees, consultants, and nonemployee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of June 30, 2023, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $2.0 million, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $0.76 and $0.65 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2023 was immaterial.
The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2022	8,418,571	$2.17
Granted	1,176,868	0.87
Forfeited	(50,000)	1.29
Awards outstanding at June 30, 2023	9,545,439	$2.01
Options exercisable at June 30, 2023	4,180,290	$3.48
Weighted average remaining contractual term	6.4 Years
Options vested and expected to vest at June 30, 2023	7,916,583	$2.25
Weighted average remaining contractual term	7.7 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$105	$88	$203	$180
General and administrative	294	79	539	463
Total share-based compensation expense	$399	$167	$742	$643
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
The Company’s investments consist of the following:

	June 30, 2023	December 31, 2022
Equity investment with readily determinable fair value:
Reneo common stock	$3,782	$1,343

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	4,245	4,245
Total	$8,027	$5,588
No adjustments have been made to the value of the Company’s investment in Anteris since its initial measurement either due to impairment or based on observable price changes. The Company recognized an unrealized gain on its investment in Reneo of $0.3 million and $2.4 million for the three and six months ended June 30, 2023, respectively. The Company recognized an unrealized loss on its investment in Reneo of $0.2 million and $3.4 million for the three and six months ended June 30, 2022, respectively. These adjustments were recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
Note 6: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin (TTP399). This agreement was amended in May 2019 to create milestone payments applicable to certain specific and nonspecific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the fourth quarter of 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for cadisegliatin (TTP399) under this agreement.
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
At each of June 30, 2023 and December 31, 2022, the weighted average incremental borrowing rate for the operating leases held by the Company was 9.5%. At June 30, 2023 and December 31, 2022, the weighted average remaining lease terms for the operating leases held by the Company were 2.4 years and 2.9 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of June 30, 2023 were as follows (in thousands):

2023 (remaining six months)	$97
2024	194
2025	177
2026	—
2027	—
Thereafter	—
Total lease payments	468
Less: imputed interest	(51)
Present value of lease liabilities	$417
Operating lease cost and the related operating cash flows for the six months ended June 30, 2023 and 2022 were immaterial amounts.
Note 8: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 22.1% noncontrolling interest in vTv LLC outstanding as of June 30, 2023 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2023 and December 31, 2022, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $18.9 million and $16.6 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(5,619)	$(3,151)	$(10,118)	$(10,158)
Decrease/(Increase) in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	1,275	(1,361)	2,620	1,071
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(4,344)	$(4,512)	$(7,498)	$(9,087)

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
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 1,200,000 shares of common stock at an initial exercise of price of approximately $0.72 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black-Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Condensed Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 13)
The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration (“FDA Approval”) to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin (TTP399) (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
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
During the three and six months ended June 30, 2023 and 2022, the Company did not sell any shares under the ATM Offering.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park pursuant to the Purchase Agreement. During the three and six months ended June 30, 2023 and 2022, the Company did not sell any shares under the LPC Purchase Agreement.
Note 10: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 23,084,267 shares of Class B common stock. Further, as of June 30, 2023, MacAndrews directly or indirectly holds 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 57.0% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of June 30, 2023, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
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
As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2023.
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
G42 Investments
On May 31, 2022, the Company entered into a common stock purchase agreement with G42 Investments pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid on May 31, 2023 (the “G42 Promissory Note”). As part of the G42 Purchase Agreement, G42 Investments put forward a director as appointee and the Company’s board of directors appointed the new director to the Company’s board on July 11, 2022. On February 28, 2023, the Company and G42 Investments entered into an amendment of the common stock purchase agreement pursuant to which G42 Investments agreed to accelerate payment of the amount due under the G42 Promissory Note. On February 28, 2023, the Company received $12.0 million from G42 Investments, which represented a 3.75% discount to the full amount due under the G42 Promissory Note, in full and final satisfaction of the promissory note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
CinRx Pharma, LLC
Master Services Agreement
On July 22, 2022, the Company entered into a Master Services Agreement with CinRx Pharma, LLC (“CinRx”) (the “CinRx MSA”). Under the CinRx MSA, CinRx provides the Company with consulting and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. As of October 10, 2022, the Company agreed to pay CinRx fees of up to $0.2 million per month until approximately December 2024 in respect of ongoing agreed project proposals under the CinRx MSA, plus out-of-pocket expenses incurred by CinRx on the Company’s behalf. Dr. Jonathan Isaacsohn, who was appointed as chair of the Company’s board of directors on August 9, 2022, is the President and Chief Executive Officer of CinRx. CinPax, LLC, a subsidiary of CinRx, currently holds 4,154,549 shares of the Company’s Class A common stock.
Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three and six months ended June 30, 2023. The Company’s income tax provision for the six months ended June 30, 2022 was $0.2 million representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities. The Company did not record an income tax provision for the three months ended June 30, 2022.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more likely than not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on June 30, 2023 is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2023.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,211)	$(4,091)	$(12,985)	$(13,515)
Less: Net loss attributable to noncontrolling interests	(1,592)	(940)	(2,867)	(3,357)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(5,619)	(3,151)	(10,118)	(10,158)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	70,366,823	81,483,600	68,664,259
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.07)	$(0.04)	$(0.12)	$(0.15)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	June 30, 2023	June 30, 2022
Class B common stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	9,545,439	5,384,527
Common stock warrants	3,214,503	2,014,503
Total	35,853,802	30,492,890
__________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the G42 Promissory Note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2023 and December 31, 2022 (in thousands):

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$3,782	$3,782	$—	$—
Total	$3,782	$3,782	$—	$—

Liabilities:
Warrant liability, related party (1)	$619	$—	$—	$619
Total	$619	$—	$—	$619

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,343	$1,343	$—	$—
Total	$1,343	$1,343	$—	$—

Liabilities:
Warrant liability, related party (1)	$684	$—	$—	$684
Total	$684	$—	$—	$684
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended June 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at June 30,
2023
Warrant liability, related party	$684	$(65)	$—	$—	$619
Total	$684	$(65)	$—	$—	$619

2022
Warrant liability, related party	$1,262	$(545)	$—	$—	$717
Total	$1,262	$(545)	$—	$—	$717
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three and six months ended June 30, 2023. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other income – related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of June 30, 2023 and December 31, 2022 were:

	June 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	70.33% - 83.61%	77.29%	76.94% - 85.88%	82.17%
Risk-free interest rate	4.40% - 5.17%	4.57%	4.11% - 4.43%	4.19%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of June 30, 2023 were:

Expected volatility	80.6%
Expected life of options in years	4.0
Risk-free interest rate	4.3%
Expected dividend yield	—%
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
Note 14: Subsequent Events
On July 17, 2023, the Company received notice from Nasdaq that, based upon the completed questionnaire and the expedited review process, it had approved the Company’s request to extend the period for the Company to regain compliance with the Minimum Bid Requirement until December 18, 2023. Nasdaq noted that the extension was based upon the Company’s representation that it would complete a reverse stock split no later than November 22, 2023, at a ratio between 1:10 and 1:20, and that it would obtain stockholder approval for such a reverse stock split on or before October 30, 2023.

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
Company Overview
We are a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and preclinical drug candidates. Our lead program is cadisegliatin (TTP399), an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) as an adjunctive therapy to insulin for the treatment of type 1 diabetes (“T1D”).
Recent Developments
On June 21, 2023, Nasdaq notified the Company that because it had not satisfied the Minimum Bid Requirement within the initial 180-day compliance period the Company’s common stock would be delisted from the Nasdaq Capital Market at the opening of business on June 30, 2023, unless the Company requested a hearing before the Nasdaq Hearings Panel.
On June 22, 2023, the Company requested a hearing to appeal the delisting determination. In response, Nasdaq set a hearing date of August 17, 2023, and offered the Company an expedited review process, which required the Company to complete a questionnaire regarding the Company’s plan to regain compliance with the Minimum Bid Requirement. The Company submitted the questionnaire on June 28, 2023, which included the representation that, if necessary, the Company will effect a reverse stock split on or before November 22, 2023, to regain compliance with the Minimum Bid Requirement.
On July 17, 2023, the Company received notice from Nasdaq that, based upon the completed questionnaire and the expedited review process, it had approved the Company’s request to extend the period for the Company to regain compliance with the Minimum Bid Requirement until December 18, 2023. Nasdaq noted that the extension was based upon the Company’s representation that it would complete a reverse stock split no later than November 22, 2023, at a ratio between 1:10 and 1:20, and that it would obtain stockholder approval for such a reverse stock split on or before October 30, 2023.

The following table summarizes our drug candidates, their partnership status and their respective stages of development:

vTv

Partner

PRODUCT	PRE-CLINICAL / PHASE I / PHASE II / PHASE III	PARTNERS + REGIONS	
Cadisegliatin (TTP399) GK Activator	Type 1 Diabetes		
	Type 2 Diabetes		
TTP273 Oral GLP-1R Agonist	Cystic Fibrosis-Related Diabetes	CYSTIC FIBROSIS FOUNDATION	
	Type 2 Diabetes	HUADONG MEDICINE	Asia (excl. Japan)
HPP737 PDE4 Inhibitor	SAD/MAD Completed		
	Psoriasis / COPD / Atopic Dermatitis	NEWSOARA 恒翼生物医药	Asia (excl. Japan)
HPP593 PPAR-δ Agonist	Primary Mitochondrial Myopathy	Reneo Pharmaceuticals	Worldwide
Azeliragon RAGE Antagonist	Glioblastoma / Other Cancers and Cancer Treatment-Related Conditions	CANTEX	Worldwide
HPP971 Nrf2/Bach1 Modulator	Renal Diseases	Anteris Bio	Worldwide
HPP3033 Nrf2/Bach1 Modulator	Undisclosed		
TTP-RA RAGE Antagonist	Type 1 Diabetes Prevention

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
The Company has alignment with the FDA on trial designs that will support an efficient regulatory pathway to support registration of cadisegliatin (TTP399) as an adjunctive therapy to insulin for the treatment of type 1 diabetes consistent with the breakthrough therapy designation granted by the FDA and expects to initiate study activities in the second half of 2023. The FDA and the Company have agreed on the primary endpoint for the studies as the reduction in the number of hypoglycemic events between placebo and cadisegliatin (TTP399) treated groups.
In October 2021, we announced positive results of a mechanistic study of cadisegliatin (TTP399) in patients with T1D. The study demonstrated that patients with T1D taking cadisegliatin (TTP399) experienced no increase in ketone levels relative to placebo during a period of acute insulin withdrawal, indicating no increased risk of ketoacidosis. Consistent with previous clinical studies, improved fasting plasma glucose levels and fewer hypoglycemic events were observed in the cadisegliatin (TTP399) treated group during the week of treatment prior to the insulin withdrawal test. The results of the mechanistic study provided additional evidence to support the idea that treatment with cadisegliatin (TTP399) will not increase the risk of diabetic ketoacidosis (“DKA”) in patients with T1D. The data demonstrate that in contrast to agents such as SGLT2 inhibitors and GLP-1RAs, cadisegliatin (TTP399) does not increase the risk of ketoacidosis when used as an adjunctive therapy to insulin in individuals with T1D. Moreover, these findings support prior studies that demonstrate that cadisegliatin (TTP399) improves glucose control and reduces hypoglycemia and suggests a protective effect of cadisegliatin (TTP399) against acidosis in people with T1D. Full study results were published in the Diabetes Obesity and Metabolism journal in conjunction with the 82nd American Diabetes Association Scientific Sessions on June 6, 2022.
In April 2021, we announced that the FDA granted Breakthrough Therapy Designation (“BTD) for cadisegliatin (TTP399) as an adjunctive therapy to insulin for the treatment of T1D. This designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine.
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
Financial Overview
Revenue
To date, we have not generated any revenue from drug sales. Our revenue has been primarily derived from milestone payments, up-front proceeds and research fees under collaboration and license agreements.
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
From our inception, including our predecessor companies, through June 30, 2023, we have incurred approximately $621.1 million in research and development expenses.
Our research and development expenses by project for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct research and development expense:
Cadisegliatin (TTP399)	$4,033	$1,633	$7,089	$4,129
HPP737	—	(8)	4	45
Azeliragon	—	(92)	—	(52)
Other projects	59	238	308	251
Indirect research and development expense	599	434	1,232	965
Total research and development expense	$4,691	$2,205	$8,633	$5,338
We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of cadisegliatin (TTP399) and further advance the development of our other drug candidates, subject to the availability of additional funding.
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
Interest Income
Interest income represents noncash interest income related to the imputed interest from the G42 Promissory Note receivable, using the effective interest method. Cash interest income represents dividends and interest from our money market accounts, all of which are recognized in our Condensed Consolidated Statement of Operations.
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

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2023	2022	Change
Revenue	$—	$9	$(9)
Operating expenses:
Research and development	4,691	2,205	2,486
General and administrative	3,309	1,831	1,478
Total operating expenses	8,000	4,036	3,964
Operating loss	(8,000)	(4,027)	(3,973)
Interest income	153	50	103
Interest expense	(2)	—	(2)
Other income (expense), net	638	(114)	752
Loss before income taxes and noncontrolling interest	(7,211)	(4,091)	(3,120)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(7,211)	(4,091)	(3,120)
Less: net loss attributable to noncontrolling interest	(1,592)	(940)	(652)
Net loss attributable to vTv Therapeutics Inc.	$(5,619)	$(3,151)	$(2,468)
Revenue
Revenue for the three months ended June 30, 2023 and June 30, 2022 was insignificant.
Research and Development Expenses
Research and development expenses were $4.7 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in research and development expenses during this period of $2.5 million, or 112.7%, was primarily driven by i) higher spending on cadisegliatin (TTP399) of $2.4 million, due to increases in drug product related costs as well as higher spending on trial preparation costs, and ii) an increase in indirect costs and other projects of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $3.3 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses during this period of $1.5 million, or 80.7%, was primarily driven by i) increases of $1.0 million in payroll costs, ii) increases of $0.2 million in share-based expense, iii) increases of $0.6 million in other general and administrative costs, partially offset by iv) decreases of $0.3 million in legal expense.
Interest Income
Interest income for the three months ended June 30, 2023 of $0.2 million is related to dividend income from our money market account. Interest income for the three months ended June 30, 2022 was insignificant.
Interest Expense
Interest expense for the three months ended June 30, 2023 and 2022 was insignificant.
Other Income / (Expense), Net
Other income was $0.6 million for the three months ended June 30, 2023 and was driven by an unrealized gain related to our investment in Reneo, as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties (“Related Party Warrants”). Other expense was $0.1 million for the three months ended June 30, 2022 and was related to the unrealized loss recognized related to our investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock held by a related party.

Comparison of the six months ended June 30, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2023	2022	Change
Revenue	$—	$2,009	$(2,009)
Operating expenses:
Research and development	8,633	5,338	3,295
General and administrative	6,794	7,179	(385)
Total operating expenses	15,427	12,517	2,910
Operating loss	(15,427)	(10,508)	(4,919)
Interest income	253	50	203
Interest expense	(2)	(1)	(1)
Other income (expense), net	2,191	(2,856)	5,047
Loss before income taxes and noncontrolling interest	(12,985)	(13,315)	330
Income tax provision	—	200	(200)
Net loss before noncontrolling interest	(12,985)	(13,515)	530
Less: net loss attributable to noncontrolling interest	(2,867)	(3,357)	490
Net loss attributable to vTv Therapeutics Inc.	$(10,118)	$(10,158)	$40
Revenue
There was no revenue for the six months ended June 30, 2023. Revenue for the six months ended June 30, 2022 relates to the increase in the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone.
Research and Development Expenses
Research and development expenses were $8.6 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in research and development expenses during the period of $3.3 million, or 61.7%, was primarily driven by i) higher spending on cadisegliatin (TTP399) of $3.0 million due to increases in drug product related costs as well as higher spending on trial preparation costs, and ii) an increase of $0.3 million in indirect costs and other projects.
General and Administrative Expenses
General and administrative expenses were $6.8 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.4 million has been primarily driven by i) decreases of $2.3 million in legal expense, ii) decreases of $0.8 million in severance costs, partially offset by iii) increases of $1.4 million in other general and administrative costs, iv) increases of $1.2 million in payroll costs, and v) increases of $0.1 million share-based expense.
Interest income
Interest income for the six months ended June 30, 2023 of $0.3 million is related to imputed interest on the G42 Promissory Note and dividend income from our money market account. Interest income for the six months ended June 30, 2022 was insignificant.
Interest Expense
Interest expense for the six months ended June 30, 2023 and 2022 was insignificant.
Other Income / (Expense)
Other income was $2.2 million for the six months ended June 30, 2023 and is driven by an unrealized gain recognized related to the Company’s investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock held by related parties. Other expense was $2.9 million for the six months ended June 30, 2022 and was related to an unrealized loss recognized related to the Company’s investment in Reneo as well as gains related to the change in fair value of the outstanding warrants to purchase shares of our own stock held by a related party.
Liquidity and Capital Resources
Liquidity and Going Concern
As of June 30, 2023, we had an accumulated deficit of $280.8 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of June 30, 2023, we had cash and cash equivalents of $12.6 million. In addition to available cash and cash equivalents, we are evaluating several financing strategies to fund the ongoing and future clinical trials of cadisegliatin (TTP399), including direct equity investments and the potential licensing and monetization of other Company programs. The Company received proceeds of $12.0 million from the G42 Promissory Note on February 28, 2023 (see Note 9).
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
In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates, which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known. We are currently in active discussions with respect to financing, partnering and licensing transactions for the future development of cadisegliatin (TTP399), but we may not be successful in completing such transactions. These factors raise substantial doubt about our ability to continue as a going concern.
ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of June 30, 2023, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold.
Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of June 30, 2023, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.
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
Cash Flows

	Six Months Ended June 30,
	2023	2022
(dollars in thousands)
Net cash used in operating activities	$(11,333)	$(315)
Net cash used in investing activities	—	(21)
Net cash provided by financing activities	11,806	4,784
Net increase in cash and cash equivalents	$473	$4,448
Operating Activities
For the six months ended June 30, 2023, our net cash used in operating activities increased by $11.0 million from the six months ended June 30, 2022. The significant contributor to the change in cash used was driven by working capital changes offset by cash received of $6.8 million in excess of the fair value of the Class A common stock issued to G42 investments in 2022.
Investing Activities
There were no cash flows from investing activities for the six months ended June 30, 2023. For the six months ended June 30, 2022, net cash used in investing activities was insignificant.
Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities increased by $7.0 million from the six months ended June 30, 2022, driven by the receipt of proceeds of $12.0 million from the G42 Promissory Note early redemption during the six months ended June 30, 2023. For the six months ended June 30, 2022, net cash provided by financing activities was driven by sales of our Class A common stock to a collaboration partner.
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
Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the third quarter of 2023. We plan to finance our operations into the second quarter of 2024 through the use of our cash and cash equivalents and, based on current operating plans, we are evaluating several financing strategies to fund the ongoing and future clinical trials of cadisegliatin (TTP399), including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, they may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of our planned trials to evaluate cadisegliatin (TTP399) as a potential adjunctive therapy for the treatment of type 1 diabetes;
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
•our need and ability to hire additional management, scientific, and medical personnel;
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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
There were no sales of unregistered equity securities during the three months ended June 30, 2023.
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
Date: August 11, 2023

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Steven Tuch
Steven Tuch
Chief Financial Officer