Form 10-Q
period 2023-09-30
vTv Therapeutics Inc.
filed 2023-11-09
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 9, 2023
Class A common stock, par value $0.01 per share	81,483,600
Class B common stock, par value $0.01 per share	23,093,860

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2023 and 2022	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	37

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,238	$12,126
Accounts receivable	—	173
G42 Promissory Note receivable	—	12,243
Prepaid expenses and other current assets	1,872	2,537
Current deposits	15	15
Total current assets	10,125	27,094
Property and equipment, net	140	207
Operating lease right-of-use assets	272	349
Long-term investments	4,387	5,588
Total assets	$14,924	$33,238
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$9,620	$7,313
Current portion of operating lease liabilities	165	154
Current portion of contract liabilities	17	17
Current portion of notes payable	473	224
Total current liabilities	10,275	7,708
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	213	338
Warrant liability, related party	278	684
Total liabilities	29,435	27,399
Commitments and contingencies
Redeemable noncontrolling interest	10,722	16,579
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 81,483,600 shares outstanding as of September 30, 2023 and December 31, 2022	815	815
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 23,093,860 outstanding as of September 30, 2023 and December 31, 2022	232	232
Additional paid-in capital	254,912	253,737
Accumulated deficit	(281,192)	(265,524)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(25,233)	(10,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$14,924	$33,238
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$2,009
Operating expenses:
Research and development	2,824	3,055	11,457	8,393
General and administrative	2,544	2,634	9,338	9,813
Total operating expenses	5,368	5,689	20,795	18,206
Operating loss	(5,368)	(5,689)	(20,795)	(16,197)
Other (expense) income, net	(3,640)	403	(1,514)	(2,998)
Other income (expense) – related party	341	(324)	406	221
Interest income	131	150	384	200
Interest expense	(4)	(8)	(6)	(9)
Loss before income taxes and noncontrolling interest	(8,540)	(5,468)	(21,525)	(18,783)
Income tax provision	—	—	—	200
Net loss before noncontrolling interest	(8,540)	(5,468)	(21,525)	(18,983)
Less: net loss attributable to noncontrolling interest	(1,886)	(1,207)	(4,753)	(4,564)
Net loss attributable to vTv Therapeutics Inc.	$(6,654)	$(4,261)	$(16,772)	$(14,419)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(6,654)	$(4,261)	$(16,772)	$(14,419)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.08)	$(0.05)	$(0.21)	$(0.20)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	80,490,121	81,483,600	72,649,531
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the three months ended September 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2023	$18,879	81,483,600	$815	23,093,860	$232	$254,479	$(280,809)	$(25,283)
Net loss	(1,886)	—	—	—	—	—	(6,654)	(6,654)
Share-based compensation	—	—	—	—	—	433	—	433
Change in redemption value of noncontrolling interest	(6,271)	—	—	—	—	—	6,271	6,271
Balances at September 30, 2023	$10,722	81,483,600	$815	23,093,860	$232	$254,912	$(281,192)	$(25,233)

For the three months ended September 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Note Receivable for Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2022	$15,916	77,329,051	$773	23,093,860	$232	$—	$243,772	$(253,303)	$(8,526)
Net loss	(1,207)	—	—	—	—	—	—	(4,261)	(4,261)
Share-based compensation	—	—	—	—	—	—	338	—	338
Issuance of Class A common stock under CinRx purchase agreement, net of offering costs	—	4,154,549	42	—	—	(4,000)	9,336	—	5,378
Change in redemption value of noncontrolling interest	9,498	—	—	—	—	—	—	(9,498)	(9,498)
Balances at September 30, 2022	$24,207	81,483,600	$815	23,093,860	$232	$(4,000)	$253,446	$(267,062)	$(16,569)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited
(in thousands, except number of shares)

For the nine months ended September 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2022	$16,579	81,483,600	$815	23,093,860	$232	$253,737	$(265,524)	$(10,740)
Net loss	(4,753)	—	—	—	—	—	(16,772)	(16,772)
Share-based compensation	—	—	—	—	—	1,175	—	1,175
Change in redemption value of noncontrolling interest	(1,104)	—	—	—	—	—	1,104	1,104
Balances at September 30, 2023	$10,722	81,483,600	$815	23,093,860	$232	$254,912	$(281,192)	$(25,233)

For the nine months ended September 30, 2022
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Note Receivable for Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2021	$24,962	66,942,777	$669	23,093,860	$232	$—	$238,193	$(248,834)	$(9,740)
Net loss	(4,564)	—	—	—	—	—	—	(14,419)	(14,419)
Share-based compensation	—	—	—	—	—	—	981	—	981
Issuance of Class A common stock to collaboration partner, net of offering costs	—	10,386,274	104	—	—	—	4,936	—	5,040
Issuance of Class A common stock under CinRx purchase agreement, net of offering costs	—	4,154,549	42	—	—	(4,000)	9,336	—	5,378
Change in redemption value of noncontrolling interest	3,809	—	—	—	—	—	—	(3,809)	(3,809)
Balances at September 30, 2022	$24,207	81,483,600	$815	23,093,860	$232	$(4,000)	$253,446	$(267,062)	$(16,569)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss before noncontrolling interest	$(21,525)	$(18,983)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	67	69
Loss from G42 Promissory Note early redemption	313	—
Non-cash interest income	(100)	(200)
Interest expense	—	9
Share-based compensation expense	1,175	981
Change in fair value of investments	(3,044)	2,998
Impairment of investments in Anteris Bio, Inc.	4,245	—
Change in fair value of warrants, related party	(406)	(221)
Changes in assets and liabilities:
Accounts receivable	173	—
Prepaid expenses and other assets	665	853
Accounts payable and accrued expenses	2,270	(1,417)
Contract liabilities	—	6,769
Net cash used in operating activities	(16,167)	(9,142)
Cash flows from investing activities:
Purchases of property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities:
Proceeds from G42 Promissory Note early redemption related to sale of Class A common stock to collaboration partner	12,030	—
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	—	5,040
Proceeds from sale of Class A common stock and warrants, net of offering costs	—	5,746
Proceeds from debt issuance	566	776
Repayment of notes payable	(317)	(475)
Net cash provided by financing activities	12,279	11,087
Net (decrease) increase in cash and cash equivalents	(3,888)	1,924
Total cash and cash equivalents, beginning of period	12,126	13,415
Total cash and cash equivalents, end of period	$8,238	$15,339

Non-cash activities:
Change in redemption value of noncontrolling interest	$(1,104)	$3,809
Notes receivable recorded at fair value from collaboration partner	—	11,891
Notes receivable for common stock from CinRx purchase agreement	$—	$4,000
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements – Unaudited
(dollar amounts are in thousands, unless otherwise noted)
Note 1: Description of Business, Basis of Presentation and Going Concern
Description of Business
vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients.
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
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through September 30, 2023, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of September 30, 2023, the Company had an accumulated deficit of $281.2 million and has generated net losses in each year of its existence.
As of September 30, 2023, the Company’s liquidity sources included cash and cash equivalents of $8.2 million. Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the first quarter of 2024. To meet our future funding requirements into the third quarter of 2024, including funding the ongoing and future clinical trials of cadisegliatin (TTP399), we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
One hundred percent (100%) of the revenue earned during the nine months ended September 30, 2022 was attributable from the satisfaction of a development milestone from the First Huadong Amendment (as defined herein). The Company did not have any revenue during the three months ended September 30, 2022. The Company did not have any revenue during the three and nine months ended September 30, 2023.
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
The majority of the Company’s revenue results from its license and collaboration agreements associated with the development of investigational drug products. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For each contract meeting these criteria, the Company identifies the performance obligations included within the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then recognizes revenue under each contract as the related performance obligations are satisfied. The Company will recognize collaboration revenue under ASC 808 as a stand-ready obligation under ASC 606 over time based on the estimated period of performance.
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

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”) on May 31, 2022, pursuant to which the Company sold to G42 Investments 10,386,274 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the “G42 Promissory Note”). As part of the G42 Purchase Agreement, G42 Investments nominated a director as appointee and the Company’s board of directors approved appointing the new director to the Company’s board. On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
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
The G42 Purchase Agreement also provides for, following the receipt of FDA approval of cadisegliatin (TTP399), at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, is conditioned upon receipt of the FDA approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the FDA approval will be granted or as to the timing thereof.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of September 30, 2023, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and nine months ended September 30, 2023.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin (TTP399) is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three and nine months ended September 30, 2023.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 Receivables (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Condensed Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three and nine months ended September 30, 2023.
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
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. In the first quarter of 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the nine months ended

September 30, 2022 as the related performance obligation was fully satisfied. No revenue related to this combined performance obligation was recognized during the nine months ended September 30, 2023.
A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of September 30, 2023, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of September 30, 2023 was immaterial. An immaterial amount of revenue for this performance obligation was recognized during the nine months ended September 30, 2022. No revenue for this performance obligation has been recognized during the nine months ended September 30, 2023.
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
Pursuant to the terms of the Anteris License Agreement, the Company was required to provide technology transfer services for a 30 day period after the effective date. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Anteris License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation and consisted of the $2.0 million initial license payment as well as the fair value of the equity interest received in Anteris of $4.2 million. The revenue related to this performance obligation was fully recognized during the year ended December 31, 2020, as the technology transfer services were considered complete as of that date. No revenue was recognized related to the Anteris License Agreement during the three and nine months ended September 30, 2023 and 2022.
On September 25, 2023, Anteris notified the Company that it was terminating the Anteris License Agreement. Under the terms of the Anteris License Agreement, the termination would become effective ninety days following the receipt of notice, or December 24, 2023. The Company has begun the process of winding up the license, including obtaining all regulatory, manufacturing and other records generated by Anteris during the term of the Anteris License Agreement.
On October 16, 2023, the Company received a Section228(e) notice from Anteris. that the stockholders voted in favor of the dissolution of the Company and the adoption of a plan of Liquidation and Dissolution (“Plan of Dissolution”). (See Note 14).
Contract Liabilities
Contract liabilities related to the Company’s collaboration agreements consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Current portion of contract liabilities	$17	$17
Contract liabilities, net of current portion	18,669	18,669
Total contract liabilities	$18,686	$18,686
Note 4: Share-Based Compensation
The Company has issued nonqualified stock option awards to management, other key employees, consultants, and nonemployee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of September 30, 2023, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.8 million, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $0.76 and $0.68 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2023 was immaterial.
The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2022	8,418,571	$2.17
Granted	1,176,868	0.87
Forfeited	(50,000)	1.29
Awards outstanding at September 30, 2023	9,545,439	$2.01
Options exercisable at September 30, 2023	5,018,072	$3.04
Weighted average remaining contractual term	6.6 Years
Options vested and expected to vest at September 30, 2023	8,188,444	$2.21
Weighted average remaining contractual term	7.5 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$113	$109	$316	$289
General and administrative	320	229	859	692
Total share-based compensation expense	$433	$338	$1,175	$981
Note 5: Investments
In connection with the Reneo Pharmaceuticals, Inc. (“Reneo”) and Anteris License Agreements, the Company received equity ownership interests of less than 20% of the voting equity of the investees. Further, the Company does not have the ability to exercise significant influence over the investees. The investments are classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s investments consist of the following:

	September 30, 2023	December 31, 2022
Equity investment with readily determinable fair value:
Reneo common stock	$4,387	$1,343

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	—	4,245
Total	$4,387	$5,588
The Company recognized an unrealized gain on its investment in Reneo of $0.6 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. The Company recognized an unrealized gain on its investment in Reneo of $0.4 million and an unrealized loss of $3.0 million for the three and nine months ended September 30, 2022, respectively. These adjustments were recognized as a component of other income/(expense) in the Company’s Condensed Consolidated Statements of Operations.
On October 16, 2023, the Company received a Section228(e) notice from Anteris that the stockholders voted in favor of the dissolution of Anteris and the adoption of a plan of Liquidation and Dissolution (“Plan of Dissolution”). The Company determined the carrying value of this investment was not expected to be recoverable due to the Plan of Dissolution. As a result, the Company recorded a $4.2 million impairment charge during the three and nine months ended September 30, 2023.
On October 30, 2023, the Company entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Reneo to purchase all of its common stock held by vTv LLC for total proceeds to vTv LLC of approximately $4.4 million.
Note 6: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin (TTP399). This agreement was amended in May 2019 to create milestone payments applicable to certain specific and nonspecific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payments payable totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the fourth quarter of 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the phase 2 trials for cadisegliatin (TTP399) under this agreement.
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
At each of September 30, 2023 and December 31, 2022, the weighted average incremental borrowing rate for the operating leases held by the Company was 9.5%. At September 30, 2023 and December 31, 2022, the weighted average remaining lease terms for the operating leases held by the Company were 2.2 years and 2.9 years, respectively.

Maturities of lease liabilities for the Company’s operating leases as of September 30, 2023 were as follows (in thousands):

2023 (remaining three months)	$48
2024	194
2025	177
2026	—
2027	—
Thereafter	—
Total lease payments	419
Less: imputed interest	(41)
Present value of lease liabilities	$378
Operating lease cost and the related operating cash flows for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively.
Note 8: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 22.1% noncontrolling interest in vTv LLC outstanding as of September 30, 2023 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2023 and December 31, 2022, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $10.7 million and $16.6 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(6,654)	$(4,261)	$(16,772)	$(14,419)
Decrease/(Increase) in vTv Therapeutics Inc. accumulated deficit for purchase of vTv LLC Units as a result of common stock issuances	1,592	(1,174)	4,212	(103)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(5,062)	$(5,435)	$(12,560)	$(14,522)
Note 9: Stockholders’ Deficit
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
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax, LLC (“CinPax”) and CinRx Pharma, LLC (“CinRx”), pursuant to which the Company agreed to sell to CinPax 4,154,549 shares of the Company’s Class A common stock at a price per share of approximately $2.41, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The CinRx Purchase Agreement provides CinPax the right to nominate a director to be approved to sit on the Company’s Board of Directors and a board observer, which was subsequently approved by the Company’s board.
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
During the three and nine months ended September 30, 2023 and 2022, the Company did not sell any shares under the ATM Offering.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of shares to Lincoln Park pursuant to the LPC Purchase Agreement. During the three and nine months ended September 30, 2023 and 2022, the Company did not sell any shares under the LPC Purchase Agreement.
Note 10: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 23,084,267 shares of Class B common stock. Further, as of September 30, 2023, MacAndrews directly or indirectly holds 36,519,212 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 57.0% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of September 30, 2023, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
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
As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2023.
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
CinRx Pharma, LLC
Master Services Agreement
On July 22, 2022, the Company entered into the CinRx MSA with CinRx. Under the CinRx MSA, CinRx provides the Company with consulting and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. As of October 10, 2022, the Company agreed to pay CinRx fees of up to $0.2 million per month until approximately December 2024 in respect of ongoing agreed project proposals under the CinRx MSA, plus out-of-pocket expenses incurred by CinRx on the Company’s behalf. Dr. Jonathan Isaacsohn, who was appointed as chair of the Company’s board of directors on August 9, 2022, is the President and Chief Executive Officer of CinRx. CinPax, a subsidiary of CinRx, currently holds 4,154,549 shares of the Company’s Class A common stock.
Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three and nine months ended September 30, 2023. The Company’s income tax provision for the nine months ended September 30, 2022 was $0.2 million representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities. The Company did not record an income tax provision for the three months ended September 30, 2022.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more likely than not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on September 30, 2023 is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 10, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2023.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,540)	$(5,468)	$(21,525)	$(18,983)
Less: Net loss attributable to noncontrolling interests	(1,886)	(1,207)	(4,753)	(4,564)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(6,654)	(4,261)	(16,772)	(14,419)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted	81,483,600	80,490,121	81,483,600	72,649,531
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.08)	$(0.05)	$(0.21)	$(0.20)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	September 30, 2023	September 30, 2022
Class B common stock (1)	23,093,860	23,093,860
Common stock options granted under the Plan	9,545,439	7,718,944
Common stock warrants	3,214,503	3,214,503
Total	35,853,802	34,027,307
__________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the G42 Promissory Note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2023 and December 31, 2022 (in thousands):

	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$4,387	$4,387	$—	$—
Total	$4,387	$4,387	$—	$—

Liabilities:
Warrant liability, related party (1)	$278	$—	$—	$278
Total	$278	$—	$—	$278

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities with readily determinable fair value	$1,343	$1,343	$—	$—
Total	$1,343	$1,343	$—	$—

Liabilities:
Warrant liability, related party (1)	$684	$—	$—	$684
Total	$684	$—	$—	$684
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended September 30,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at September 30,
2023
Warrant liability, related party	$684	$(406)	$—	$—	$278
Total	$684	$(406)	$—	$—	$278

2022
Warrant liability, related party	$1,262	$(221)	$368	$—	$1,409
Total	$1,262	$(221)	$368	$—	$1,409
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three and nine months ended September 30, 2023. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other income – related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of September 30, 2023 and December 31, 2022 were:

	September 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	68.37% - 77.01%	76.06%	76.94% - 85.88%	82.17%
Risk-free interest rate	4.78% - 5.38%	4.88%	4.11% - 4.43%	4.19%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of September 30, 2023 were:

Expected volatility	82.38%
Expected life of options in years	3.75
Risk-free interest rate	4.73%
Expected dividend yield	—%
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
Note 14: Subsequent Events
On October 16, 2023, the Company received a Section 228(e) notice from Anteris that the stockholders voted in favor of the dissolution of the Company and the adoption of a plan of Liquidation and Dissolution (“Plan of Dissolution”) (See Note 5).
On October 30, 2023, vTv LLC, entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Reneo pursuant to which Reneo agreed to purchase all shares of common stock of Reneo that had been owned by vTv LLC. Pursuant to the Repurchase Agreement, Reneo agreed to pay vTv LLC gross proceeds of approximately $4.4 million, which was received by vTv LLC on October 30, 2023. vTv LLC had acquired the Reneo stock in connection with the December 21, 2017 License Agreement between vTv LLC and Reneo, which remains in effect.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
In addition to historical financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, estimates, assumptions, predictions and beliefs. Although we believe that these forward-looking statements are based upon reasonable assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances, our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors” and under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given the numerous uncertainties and factors to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, you should not place undue reliance on these forward-looking statements and understand that these statements are not guarantees of performance or results. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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
Recent Developments

On September 6, 2023, the Board approved, and recommended that the stockholders of the Company entitled to vote thereon, approve, via written consent, the Amendment to the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding Class A common stock and Class B common stock, by a ratio of any whole number in the range of 1-for-10 to 1-for-40 (the “Reverse Stock Split”), with such ratio to be determined at the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board on or prior to December 31, 2023. On September 13, 2023, the holders of a majority of the voting power of the Company’s issued and outstanding capital stock entitled to vote thereon (the “Consenting Stockholders”) approved the Reverse Stock Split by means of a written consent. The same ratio will be used to effect a reverse stock split of both the Class A common stock and the Class B common stock. The Reverse Stock Split will not change the number of authorized shares of Class A common stock or Class B common stock.

The Board has not yet determined the date on which the reverse stock split will occur or the ratio.

Our Product Pipeline
The following table summarizes our drug candidates, their partnership status and their respective stages of development:

vTv
Partner
vTv and Partner

PRODUCT	PRE-CLINICAL	PHASE I	PHASE II	PHASE III	PARTNERS + REGIONS	
Cadisegliatin (TTP399) GK Activator	Type 1 Diabetes				G42 Healthcare	Certain countries in the Middle East, Africa, and Central Asia
	Type 2 Diabetes					
TTP273 Oral GLP-1R Agonist	Cystic Fibrosis-Related Diabetes				Cystic Fibrosis Foundation	
	Type 2 Diabetes				Huadong Medicine	Asia (excl. Japan)
HPP737 PDE4 Inhibitor	SAD/MAD Completed				Newsoara 恒翼生物医药	Asia (excl. Japan)
	Psoriasis / COPD / Atopic Dermatitis					
Mavodelpar (HPP593) PPAR-δ Agonist	Primary Mitochondrial Myopathies (PMM)				Reneo Pharmaceuticals	Worldwide
	Long-chain fatty acid oxidation disorders (LC-FAOD)					
Azeliragon RAGE Antagonist	Glioblastoma / Other Cancers and Cancer Treatment-Related Conditions				Cantex Pharmaceuticals	Worldwide
HPP3033 Nrf2/Bach1 Modulator	Undisclosed					
TTP-RA RAGE Antagonist	Type 1 Diabetes Prevention

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
The Company has alignment with the FDA on trial designs that will support an efficient regulatory pathway to support registration of cadisegliatin (TTP399) as an adjunctive therapy to insulin for the treatment of type 1 diabetes consistent with the breakthrough therapy designation granted by the FDA and expects to initiate studies as soon as possible. The FDA and the Company have agreed on the primary endpoint for the studies as the reduction in the number of hypoglycemic events between placebo and cadisegliatin (TTP399) treated groups.
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
From our inception, including our predecessor companies, through September 30, 2023, we have incurred approximately $623.9 million in research and development expenses.
Our research and development expenses by project for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct research and development expense:
Cadisegliatin (TTP399)	$1,854	$2,309	$8,943	$6,438
Other projects*	163	173	475	417
Indirect research and development expense	807	573	2,039	1,538
Total research and development expense	$2,824	$3,055	$11,457	$8,393
*Includes HPP737 and Azeliragon
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
•the timing and receipt of any regulatory approvals
•our ability to secure sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed;
•legislation and regulatory actions and changes in laws or regulations; and
•the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.
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
Interest Income
Interest income represents noncash interest income related to the imputed interest from the G42 Promissory Note receivable, using the effective interest method and cash interest income represents dividends and interest from our money market account, all of which are recognized in our Condensed Consolidated Statement of Operations.
Interest Expense
The Company’s interest expense is immaterial.
Other (Expense) Income, Net
Other income/expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investment held, the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties, the loss from the G42 Promissory Note early redemption on February 28, 2023 and the impairment charge from Anteris Bio, Inc. (“Anteris”) liquidation and dissolution.

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2023	2022	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,824	3,055	(231)
General and administrative	2,544	2,634	(90)
Total operating expenses	5,368	5,689	(321)
Operating loss	(5,368)	(5,689)	321
Interest income	131	150	(19)
Interest expense	(4)	(8)	4
Other (expense) income, net	(3,299)	79	(3,378)
Loss before income taxes and noncontrolling interest	(8,540)	(5,468)	(3,072)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(8,540)	(5,468)	(3,072)
Less: net loss attributable to noncontrolling interest	(1,886)	(1,207)	(679)
Net loss attributable to vTv Therapeutics Inc.	$(6,654)	$(4,261)	$(2,393)
Revenue
There was no revenue for the three months ended September 30, 2023 and September 30, 2022.
Research and Development Expenses
Research and development expenses were $2.8 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in research and development expenses during this period of $0.2 million, or 7.6%, was primarily driven by i) lower spending on cadisegliatin (TTP399) of $0.4 million, due to decreases in drug product related costs as well as lower spending on trial preparation costs, offset by ii) an increase in indirect costs and other projects of $0.2 million.
General and Administrative Expenses
General and administrative expenses were $2.5 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $0.1 million, or 3.4%, was primarily driven by i) decreases of $0.4 million in legal expense, ii) decreases of $0.3 million in other general and administrative costs, partially offset by iii) increases of $0.5 million in payroll costs and iv) increases of $0.1 million in share-based expense.
Interest Income
Interest income for the three months ended September 30, 2023 of $0.1 million is related to dividend income from our money market account. Interest income for the three months ended September 30, 2022 of $0.2 million is related to imputed interest on the promissory notes.
Interest Expense
Interest expense for the three months ended September 30, 2023 and 2022 was insignificant.
Other (Expense) Income, Net
Other expense was $3.3 million for the three months ended September 30, 2023 and was driven by the recording of an impairment charge on a cost-method investment of $4.2 million and an unrealized gain related to our investment in Reneo, as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties (“Related Party Warrants”). Other income was $0.1 million for the three months ended September 30, 2022 and was driven by an unrealized gain related to our investment in Reneo as well as the losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties.
Comparison of the nine months ended September 30, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2023	2022	Change
Revenue	$—	$2,009	$(2,009)
Operating expenses:
Research and development	11,457	8,393	3,064
General and administrative	9,338	9,813	(475)
Total operating expenses	20,795	18,206	2,589
Operating loss	(20,795)	(16,197)	(4,598)
Interest income	384	200	184
Interest expense	(6)	(9)	3
Other expense, net	(1,108)	(2,777)	1,669
Loss before income taxes and noncontrolling interest	(21,525)	(18,783)	(2,742)
Income tax provision	—	200	(200)
Net loss before noncontrolling interest	(21,525)	(18,983)	(2,542)
Less: net loss attributable to noncontrolling interest	(4,753)	(4,564)	(189)
Net loss attributable to vTv Therapeutics Inc.	$(16,772)	$(14,419)	$(2,353)
Revenue
There was no revenue for the nine months ended September 30, 2023. Revenue for the nine months ended September 30, 2022 relates to the increase in the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone.
Research and Development Expenses
Research and development expenses were $11.5 million and $8.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in research and development expenses during the period of $3.1 million, or 36.5%, was primarily driven by i) higher spending on cadisegliatin (TTP399) of $2.5 million due to increases in drug product related costs as well as higher spending on trial preparation costs, and ii) an increase of $0.6 million in indirect costs and other projects.
General and Administrative Expenses
General and administrative expenses were $9.3 million and $9.8 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.5 million has been primarily driven by i) decreases of $2.8 million in legal expense, ii) decreases of $0.8 million in severance costs, partially offset by iii) increases of $1.7 million in payroll costs, iv) increases of $1.2 million in other general and administrative costs, and v) increases of $0.2 million share-based expense.
Interest income
Interest income for the nine months ended September 30, 2023 of $0.4 million is related to imputed interest on the G42 Promissory Note and dividend income from our money market account. Interest income for the nine months ended September 30, 2022 of $0.2 million is related to imputed interest on the promissory note.
Interest Expense
Interest expense for the nine months ended September 30, 2023 and 2022 was insignificant.
Other (Expense), Net
Other expense was $1.1 million for the nine months ended September 30, 2023, and is driven by the recording of a impairment charge on a cost-method investment of $4.2 million offset by an unrealized gain recognized related to the Company’s investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock held by related parties. Other expense was $2.8 million for the nine months ended September 30, 2022, and is driven by an unrealized loss recognized related to the Company’s investment in Reneo as well as gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties.
Liquidity and Capital Resources
Liquidity and Going Concern
As of September 30, 2023, we had an accumulated deficit of $281.2 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of September 30, 2023, we had cash and cash equivalents of $8.2 million. The Company received proceeds of $4.4 million from the sale of Reneo Pharmaceuticals, Inc stock on October 30, 2023 (see Note 14).
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
ATM Offering
We have entered into the Sales Agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. We are not obligated to sell any shares under the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor Fitzgerald a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of September 30, 2023, we have sold $31.2 million worth of Class A common stock under the ATM Offering for net proceeds of $30.3 million, leaving $37.3 million available to be sold.
Lincoln Park Purchase Agreement
We have entered into the LPC Purchase Agreement, pursuant to which we have the right to sell to Lincoln Park shares of the Company’s Class A common stock having an aggregate value of up to $47.0 million. As of September 30, 2023, we have issued 5,331,306 of these shares for gross proceeds of approximately $11.1 million, leaving $35.9 million available to be sold.
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
Cash Flows

	Nine Months Ended September 30,
	2023	2022
(dollars in thousands)
Net cash used in operating activities	$(16,167)	$(9,142)
Net cash used in investing activities	—	(21)
Net cash provided by financing activities	12,279	11,087
Net (decrease) increase in cash and cash equivalents	$(3,888)	$1,924
Operating Activities
For the nine months ended September 30, 2023, our net cash used in operating activities increased by $7.0 million from the nine months ended September 30, 2022. The significant contributor to the change in cash used was driven by working capital changes, and offset by cash received of $6.8 million in excess of the fair value of the Class A common stock issued to G42 investments in 2022.
Investing Activities
There were no cash flows from investing activities for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, net cash used in investing activities was insignificant.
Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities driven by the receipt of proceeds of $12.0 million from the G42 Promissory Note early redemption during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, net cash provided by financing activities was driven by sales of our Class A common stock to a collaboration partner and from the CinRx Purchase Agreement.
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
Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the first quarter of 2024. We plan to finance our operations into the first quarter of 2024 through the use of our cash and cash equivalents and, based on current operating plans, we are evaluating several financing strategies to fund the ongoing and future clinical trials of cadisegliatin (TTP399), including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, they may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
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
Until such time, if ever, as we can generate substantial revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We currently have potential external source of funds available through the ATM Offering and LPC Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the three months ended September 30, 2023.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: November 9, 2023

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Steven Tuch
Steven Tuch
Chief Financial Officer