Form 10-K
period 2023-12-31
vTv Therapeutics Inc.
filed 2024-03-13
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2023, was $22,902,852 (based on the closing sale price as reported on the NASDAQ).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 13, 2024.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	2,432,857
Class B common stock, par value $0.01 per share	577,349
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K, the “Company”, the “Registrant”, “we” or “us” refer to vTv Therapeutics Inc., and “vTv LLC” refers to vTv Therapeutics LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part I—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
ITEM 1.    BUSINESS
Overview
We are a clinical stage biopharmaceutical company focused on the development of orally administered treatments for metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. On February 27, 2024, we closed (the “Closing”) a private placement (the “Private Placement”) of our Class A common stock and pre-funded warrants, pursuant to which we received aggregate gross proceeds of approximately $51.0 million, before deducting offering expenses payable by us. The securities purchase agreement for the Private Placement, among other things, grants the investors the right to purchase up to an additional $30.0 million of Class A common stock 18 months following the Closing. We anticipate that the financing will enable us to conduct a Phase 3 clinical trial for our lead product candidate, cadisegliatin (TTP399), an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) that is a potential adjunctive therapy to insulin for the treatment of type 1 diabetes.
The U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation in 2021 for cadisegliatin as an adjunctive therapy to insulin for the treatment of type 1 diabetes ("T1D"). The Breakthrough Therapy designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. The Breakthrough Therapy designation for cadisegliatin in T1D was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. In this trial, treatment with cadisegliatin resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. Cadisegliatin demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking cadisegliatin than those taking placebo. Moreover, a Phase 1 mechanistic study of cadisegliatin in patients with T1D conducted to determine the impact of cadisegliatin on ketone body formation showed no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D. We have also completed a Phase 1 study in healthy male subjects to investigate the absorption, metabolism, and excretion of [14C]-cadisegliatin following single dose oral administration. Ten participants have been dosed and analysis is ongoing.
In May of 2023, the FDA issued new draft guidance on "Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products" which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we have initiated a Phase 3 double-blind, controlled trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with T1D. Participants in the trial will be randomized to two doses of cadisegliatin or placebo. Reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, is a key secondary endpoint to assess the potential of cadisegliatin to reduce hyperglycemia, Following the initial assessment of efficacy after six months of treatment, participants will remain on trial for another six months to assess the durability of potential beneficial effects and safety. The study protocol was submitted to the FDA on February 29, 2024. The trial will be conducted in the U.S. only and is expected to complete enrollment by the fourth quarter in 2024 providing top line 1-year data by the first quarter in 2026.
Concurrently, we will be working on the design for two international registrational studies for cadisegliatin in T1D, which we expect to start in 2026.
In addition, we continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42 Investments”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with type 2 diabetes ("T2D"). We expect that trial to begin in 2024.
In addition to our clinical development program for cadisegliatin, we continue to further the research and development of our other pipeline candidates through collaborations with academic partners and license agreements.

Our Pipeline
The following table summarizes our current drug candidates and their respective stages of development:

vTv
Partner
vTv and Partner

PRODUCT	PRE-CLINICAL	PHASE I	PHASE II	PHASE III	PARTNERS + REGIONS
Cadisegliatin (TTP399) Oral GK Activator	Type 1 Diabetes Type 2 Diabetes				G42 Healthcare — Certain countries in the Middle East, Africa, and Central Asia
TTP273 Oral GLP-1R Agonist	Type 2 Diabetes Cystic Fibrosis-Related Diabetes				CYSTIC FIBROSIS FOUNDATION
HPP737 PDE4 Inhibitor	SAD/MAD Completed Psoriasis / COPD / Atopic Dermatitis				NEWSOARA 恒翼生物医药 — Asia (excl. Japan)
Mavodelpar (HPP593) PPAR-δ Agonist	Primary Mitochondrial Myopathies (PMM)* Long-chain fatty acid oxidation disorders (LC-FAOD)				Reneo Pharmaceuticals — Worldwide
Azeliragon RAGE Antagonist	Glioblastoma / Other Cancers and Cancer Treatment-Related Conditions				CANTEX PHARMACEUTICALS — Worldwide
HPP3033 Nrf2/Bach1 Modulator	Undisclosed				
TTP-RA RAGE Antagonist	Type 1 Diabetes Prevention				

* Reneo reported in Dec 2023, “The STRIDE study did not meet its primary or secondary efficacy endpoint.”

Our Strategy
Our goal is to advance the development of our differentiated pipeline of orally administered, small molecule drug candidates to treat metabolic and inflammatory diseases to minimize their long-term complications and to improve the lives of patients. In December 2021, the Company announced a strategic decision to prioritize the development of its lead program cadisegliatin, a novel, oral, liver-selective glucokinase activator. The recent successful closing of the Private Placement will allow us to further advance our lead program for cadisegliatin (TTP399). We are also actively seeking licensing deals for our other assets. As key components of our strategy, we are focused on:
•Continuing to advance cadisegliatin (TTP399) as a potential treatment for type 1 diabetes. The FDA granted Breakthrough Therapy designation for cadisegliatin as an adjunctive therapy to insulin for the treatment of type 1 diabetes ("T1D") in 2021 which was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. Consistent with the May 2023 FDA guidance on efficacy endpoints in clinical trials investigating antidiabetic drugs, and with input from the FDA, we now have initiated a Phase 3 double-blind, controlled trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with T1D. Participants in the trial will be randomized to two doses of cadisegliatin or placebo. Reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, is a key secondary endpoint to assess the potential of cadisegliatin in reducing hyperglycemia. Following the initial assessment of efficacy after six months of treatment, participants will remain on trial for another six months to assess durability of potential beneficial effects and safety. The study protocol was submitted to the FDA on February 29, 2024. The trial will be conducted in the U.S. only and is expected to complete enrollment by the fourth quarter in 2024 providing top line 1-year data by the first quarter in 2026.
Concurrently, we will be working on the design for two international registrational studies for cadisegliatin in T1D, which we expect to start in 2026.

    In addition, we continue to work with our partner, G42 Investments, to initiate a double-blind randomized controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with type 2 diabetes ("T2D"). We expect that trial to begin in 2024.
•Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our development programs. We will continue to seek additional funding to support the further development of our drug candidates. Such support may come from strategic collaborations with non-profit research funding organizations, such as JDRF International, or from collaboration agreements with other pharmaceutical companies. We are currently in active discussions with respect to financing, partnering and licensing transactions for the further development of cadisegliatin.
Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
Diabetes Overview
Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin (a hormone that enables people to get energy from food). T1D results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas called beta cells. While the causes of TID are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of T1D is not believed to be affected by diet or lifestyle.
Current Treatments for T1D and Their Limitations
Patients with T1D have difficulty achieving and maintaining consistent glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association ("ADA"). In order to maintain appropriate glycemic control, patients with T1D are required to constantly monitor their blood glucose levels, closely manage their diet, and administer insulin via injection in response. While technology has advanced to help people with T1D manage the burden of this monitoring and insulin administration process, including continuous glucose monitors and insulin pumps, patient outcomes have not improved: approximately 80% of people with T1D fail to achieve the ADA’s recommended HbA1c levels. Failure to maintain glycemic control results in dangerous excursions into hyperglycemia or hypoglycemia that are potentially fatal. In addition, the accumulated impact of these glycemic excursions can raise a patient’s risk of potentially serious and life-threatening long-term complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage.
Several existing treatment options for T2D have been investigated to treat T1D, generally without success. While SGLT-1/2 and SGLT-2 inhibitors were initially approved in Europe and Japan with label restrictions to certain sub-groups of people with T1D, and continue to be approved for patients with T2D, these therapies have since been withdrawn from the European market and never received regulatory approval in the U.S. for T1D due to safety risks primarily relating to the risk of diabetic ketoacidosis (“DKA”). Pramlintide (Symlin), an amylin peptide analog approved for meal time injections, has been approved for use in both T1D and T2D since 2005 but has not been adopted widely.
Alternative therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of T1D. In 2022, the FDA approved Teplizumab (Tzield), a humanized anti-CD3 monoclonal antibody for the treatment of patients with two or more diabetes-related auto-antibodies to delay onset of full-blown disease, and Donislecel (Lantidra), an allogeneic (donor) pancreatic islet cellular therapy for the treatment of patients with T1D who are in poor glycemic control because of recurrent severe hypoglycemia. However, Teplizumab does not address the unmet need of existing patients with T1D or those that are eventually at risk to become patients with T1D following any therapeutic delay in disease onset. The use of Donislecel, on the other hand, is restricted to patients with T1D and recurrent severe hypoglycemic episodes, and requires long-term concurrent immunosuppressive therapy.
Thus, there is a serious unmet medical need to provide people with T1D additional, especially oral, treatment options that can help them to reduce HbA1c and the incidence of hypoglycemia (blood glucose levels below normal) or DKA.
The Role of Glucokinase Activation in Diabetes
Glucokinase (“GK”) is a key regulator of glucose homeostasis and acts as the physiological glucose sensor, changing its conformation, activity, and/or intracellular location in parallel with changes in glucose concentrations. GK has two distinctive characteristics that make it a good choice for blood glucose control. First, its expression is mostly limited to tissues that require glucose-sensing (mainly liver cells and pancreatic β-cells). Second, GK acts as a biological sensor for changes in serum glucose levels and modulates changes in the liver's uptake or release of glucose and changes in insulin secretion by the β-cells. GK activation is attractive as a potential therapy for the treatment of T1D because it may improve overall glucose control and specifically reduce the frequency and severity of low blood glucose (hypoglycemic) episodes through a mechanism of action that is entirely distinct from currently marketed oral anti-diabetic drugs (“OAD”).
Cadisegliatin (TTP399)
Cadisegliatin is an orally administered, small molecule, liver-selective GKA in development as an adjunctive therapy to insulin for the treatment of TID. Cadisegliatin has a novel mechanism of action: liver-selective activation of GK that seeks to provide improved glycemic control and a reduction in the risk of hypoglycemia. Our trials for cadisegliatin to date also suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as stimulation of insulin secretion independent of ambient blood glucose causing hypoglycemia, increased lipids, and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that cadisegliatin, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action. We have completed ten Phase 1 and three Phase 2 clinical trials of cadisegliatin in patients with type 1 and type 2 diabetes, one of which was six months in duration. In these trials, cadisegliatin was well tolerated with negligible incidence of hypoglycemia in the T2D studies and a significant reduction of hypoglycemia observed in the Phase 2 study in TID.
Positive Phase 2 Simplici-T1 Study
In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of cadisegliatin, assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of cadisegliatin in adult patients with TID over a 12-week period. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for cadisegliatin compared to placebo. Moreover, a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia was observed in patients taking cadisegliatin when compared to those taking placebo.
Mechanistic study
In October 2021, we announced positive results from the mechanistic study indicating no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D.
Consistent with previous clinical studies of cadisegliatin, the drug was well tolerated with fewer subjects reporting treatment-emergent adverse events in the group taking cadisegliatin than in the placebo group. Importantly, patients taking cadisegliatin reported no events of hypoglycemia, while four events of hypoglycemia were reported in the placebo group.
ADME study
In August 2023, we completed an Open-Label Phase 1 Study in Healthy Male Subjects to Investigate the Absorption, Metabolism, and Excretion of [14C]-cadisegliatin (TTP399) Following Single Dose Oral Administration. Ten participants have been dosed, and analysis is ongoing.
Clinical Development Plan
Based upon the positive results of our Phase 2 Simplici-T1 Study, we requested breakthrough treatment designation (BTD) with the FDA which was granted in April 2021.
Consistent with the new 2023 FDA guidance on efficacy endpoints for anti-diabetic drugs, the Company is planning one supportive small and two larger pivotal, placebo-controlled Phase 3 clinical trials of cadisegliatin in patients with T1D and is engaged with the FDA on the optimal clinical trial designs for these studies. The FDA confirmed that the effect size of cadisegliatin on events of hypoglycemia as demonstrated in the Phase 2 SimpliciT-1 Study are clinically meaningful and that a reduction in events of hypoglycemia would be an acceptable clinical endpoint for evaluation of an adjunctive therapy for the treatment of T1D. We now have initiated a Phase 3 double-blind, controlled trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms of hypoglycemia) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with T1D. Participants in the trial will be randomized to two doses of cadisegliatin or placebo. Reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, is a key secondary endpoint to assess the potential of cadisegliatin in reducing hyperglycemia. Following the initial assessment of efficacy after six months of treatment, participants will remain on trial for another six months to assess durability of potential beneficial effects and safety. The study protocol was submitted to the FDA on February 29, 2024. The trial will be conducted in the U.S. only and is expected to complete enrollment by the fourth quarter in 2024 providing top line 1-year data by the first quarter in 2026.
Concurrently, we will be working on the design for two international registrational studies for cadisegliatin in T1D, which we expect to start in 2026.

In addition, we continue to work with our partner, G42 Investments, to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with T2D. We expect that trial to begin in 2024.
Preclinical Development Plan
Long-term toxicology studies, development and reproductive toxicology studies, have been completed. Carcinogenicity studies are ongoing and expected to be completed by the second quarter of 2024.
Collaboration Agreements
G42 Transaction
The Company and G42 Investments, entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”) on May 31, 2022, pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note.
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares, in each case subject to specified exceptions. Following the expiration of a lock up period, from the period May 31, 2022 until December 31, 2024, or if earlier, the date of receipt of FDA approval in the United States for cadisegliatin (the “FDA Approval”), the Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”), which requires Cogna to work with the Company in performing clinical trials for the Company’s compound cadisegliatin (the “Licensed Product”) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Cogna Agreement, Cogna will obtain a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Cogna Agreement, including to develop and commercialize the Licensed Product in the Partner Territory, but will not have access to the various intellectual property related to the license and cadisegliatin. Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin needed to conduct the trials.
Under the Cogna Agreement, Cogna has the right to develop and commercialize the Licensed Product in the Partner Territory at its own cost once restrictions on the use of the IP have been lifted by the Company. The Cogna Agreement determined which specific countries in the Partner Territory that Cogna may pursue development and commercialization and provides the Company with the ability to determine when Cogna can benefit from this IP through the powers granted to the Company to approve the global development plan. Further, the Company may supply at cost, or Cogna may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date.
Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory, at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for cadisegliatin. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligations under the Cogna Agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all references to Cogna herein shall be deemed to refer to G42 Healthcare.
The G42 Purchase Agreement also provides for, following the receipt of the FDA Approval of the Licensed Product, at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, are conditioned upon receipt of the FDA Approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the FDA Approval will be granted or as to the timing thereof.
Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from Cogna on the net sales of the Licensed Product for a period of at least ten years after the first commercial sale of the Licensed Product in the Partner Territory.

On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note. On February 27, 2024, the Company and G42 Investments further amended the G42 Purchase Agreement in connection with the Private Placement.
CinPax and CinRx Transaction
On July 22, 2022, the Company entered into a Common Stock and Warrant Purchase Agreement (as amended, the "CinRx Purchase Agreement") with CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”), pursuant to which the Company sold to CinPax 103,864 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The Company, CinPax and CinRx subsequently amended the CinRx Purchase Agreement on February 27, 2024, in connection with the Private Placement. The CinRx Purchase Agreement provides CinPax the right for two years following the Closing to designate a board observer, which has been subsequently approved by the Company’s board.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 30,000 shares of Class A common stock at an initial exercise of price of approximately $28.80 per share (the “CinRx Warrants”). The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives FDA approval to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin, or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to cadisegliatin to a third party or grants a third party an exclusive license to develop, commercialize and manufacture cadisegliatin in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and will not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time.
Our Pipeline Programs
TTP273 - GLP-1r Agonist
Overview
Glucagon-like peptide (GLP-1) is a naturally occurring hormone ligand for the GLP-1 receptor (GLP-1R) that has been associated with improved metabolism and decreased inflammation, as well as cardio and neuroprotective effects. Glucagon-like peptide 1 receptor agonists (GLP-1RA) are effective therapies in lowering glycosylated hemoglobin (HbA1c), providing cardio protective benefits and lowering weight. TTP273 is an orally available, small molecule GLP-1RA which has been demonstrated to reduce postprandial glucose excursion in response to an oral glucose test or mixed meal tolerance test in both preclinical and clinical studies. We are currently exploring options to study the therapeutic potential of TTP273 in patients with cystic fibrosis related diabetes ("CFRD").
Cystic Fibrosis Related Diabetes Overview
Cystic fibrosis related diabetes (“CFRD”) shares some features with both type 1 and type 2 diabetes but is distinct, and is categorized as diabetes due to other causes, specifically a disease of the exocrine pancreas, by the American Diabetes Association. In people with cystic fibrosis (“CF”), the thick, sticky mucus that is characteristic of the disease causes scarring of the pancreas. This scarring prevents the pancreas from producing normal amounts of insulin. The damaged pancreas also responds to insulin signaling in a delayed manner. The delay and blunting of the insulin response in patients with CFRD results in postprandial hyperglycemia.
The Role of GLP-1r Activation in Cystic Fibrosis Related Diabetes
GLP-1 is released by the gut in response to nutrients and lowers postprandial glucose by promoting insulin secretion. Abnormally low postprandial stimulation of incretin hormones like GLP-1 has been described in CF patients and improvement in postprandial hyperglycemia has been demonstrated following prandial administration of GLP-1 agonists or dipeptidyl peptidase-4. Although existing GLP-1 mimetics are available for the treatment of CFRD, their use is limited by the gastrointestinal ("GI") side effects and undesired weight loss associated with these agents.

TTP273
TTP273 is an orally available, small molecule GLP-1RA, which has been demonstrated to reduce postprandial glucose excursion in response to an oral glucose test or mixed meal tolerance test in both preclinical and clinical studies. Unlike some other GLP-1RAs, TTP273 exhibits biased increase of cyclic adenosine monophosphate ("cAMP") signaling but does not activate the extracellular signal-regulated kinase ("ERK")/β-arrestin pathway significantly at clinically relevant concentrations which may improve efficacy and tolerability. We believe that TTP273 could be used to treat postprandial hyperglycemia in CFRD patients and CF patients with abnormal postprandial glucose excursions without inducing hypoglycemia or GI side effects. An oral therapy such as TTP273 is needed because the current method of treatment of CFRD is injected insulin, which comes with associated risks of hypoglycemia and poses additional burdens on patients. Other available oral therapies for type 2 diabetes ("T2D") are not recommended for the treatment of CFRD due to side effects, such as hypoglycemia, weight loss, or nausea.
We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. Additionally, we have completed nine Phase 1 clinical trials and one Phase 2 clinical trial of TTP054, a predecessor orally administered GLP-1RA. In our Phase 1 and Phase 2 clinical trials, TTP273 has been demonstrated to be well-tolerated with lower incidences of GI side effects, such as nausea and vomiting, than placebo with minimal weight loss, especially in nonobese patients.
In a randomized, double-blind Phase 2 trial in patients with T2D treated with metformin only, TTP273 showed clinically relevant reductions of glycated hemoglobin (HbA1c) and systolic blood pressure after 3 months of treatment.
HPP3033 - Nrf2/Bach1 Modulator
Our candidate, HPP3033, represents a novel, non-electrophilic therapeutic approach to activating the nuclear factor erythroid 2–related factor 2 ("Nrf2") pathway that has the potential to be used in the treatment of chronic diseases associated with oxidative stress.
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
To date, FDA-approved Nrf2 activators, Tecfidera and Skyclarys for patients with multiple sclerosis and Friedreich's ataxia, respectively, are nonspecific alkylating agents relying on reactive, electrophilic biological targets that present safety and tolerability issues. Non-electrophilic activation of the Nrf2 pathway via targeting the transcription factor BTB and CNC homology 1 ("Bach1") transcriptional repressor provides an alternative mechanism by which to increase the activation of Nrf2 to reduce the oxidative stress and inflammation associated with many acute and chronic diseases.
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
HPP3033
Oxidative stress plays an important role in the degeneration of dopaminergic neurons in Parkinson’s disease (PD). In a model of Parkinson's disease, oral administration of HPP3033 attenuated 1-methyl-4-phenyl-1,2,3,6-tetrahydropyridine ("MPTP") neurotoxicity in pre- and post-treatment paradigms. Bach1 inhibitor-induced neuroprotection was associated with the up regulation of Bach1 targeted pathways in concurrence with the results from Bach knock-out ("KO") mice. Nrf2 activators are known to exert protection in the pre-treatment paradigm, but the benefits of pharmacological Nrf2 activation are rarely observed in post-treatment models. Therefore, the results obtained with HPP3033 in this study hold promise for the future development of this compound.
HPP737 - PDE4 Inhibitor
Psoriasis Overview
Psoriasis is a chronic autoimmune inflammatory disease in which the growth cycle of skin is accelerated due to an imbalance in proinflammatory and anti-inflammatory cytokines. This results in the proliferation of skin cells and the development of raised, red, silvery scale plaques (i.e., plaque psoriasis, psoriasis vulgaris) that have not only medical implications but an impact on a patient’s quality of life. While the specific inciting events for this proinflammatory process are unknown, psoriasis may be caused by autoimmunity and genetic predisposition. Events such as trauma to the skin, stress, illness, or infection that triggers the immune systems, obesity, and weather have been identified as triggers for flare ups.
Current Treatment for Psoriasis and Their Limitations
Topical therapies, including glucocorticoids and vitamin D analogs, are the mainstay of treatment for mild psoriasis. The continuous long-term use of glucocorticoids is limited by the risk of skin thinning and/or atrophy and the potential for systemic absorption. Vitamin D analogs are often added to glucocorticoids to improve glucocorticoid efficacy while allowing for reduction in glucocorticoid dose. Moderate to severe disease is treated with systemic therapies including oral phosphodiesterase-4 ("PDE4") inhibition, immunosuppressants, retinoids, and biologics (e.g., anti-tumor necrosis factor ("anti-TNF") agents, interleukin-17 ("IL-17") inhibitors, and interleukin-23 ("IL-23") inhibitors). Biologics, while realizing high efficacy rates in treating psoriasis, are associated with administration by injection, high cost, need for laboratory monitoring and increased risk of infection.
Inhibitors of PDE4 act by increasing intracellular concentrations of cyclic adenosine monophosphate (“cAMP”), which has a broad range of anti-inflammatory effects. PDE4 activity is increased in the skin of patients with psoriasis leading to up-regulation of immune modulatory, proinflammatory genes and cytokines, including IL-17, IL-23, and tumor necrosis factor-alpha (TNF-α). Treatments for psoriasis are aimed at reducing proinflammatory cytokine activity. The therapeutic potential of oral PDE4 inhibitors has been limited by dose limiting adverse events such as nausea, vomiting, diarrhea, and headache.
HPP737
HPP737 is an orally administered, potent and selective, non-central nervous system ("non-CNS") penetrant PDE4 inhibitor that addresses inflammatory diseases and offers the potential for an improved tolerability profile and efficacy over commercially available PDE4 inhibitors. HPP737 has shown potent inhibition of IL-17a and TNF-α production in in vitro studies and activity in several animal models of inflammation. HPP737 has completed Phase 1 single-ascending dose and initial multiple-ascending dose studies, in which it was well tolerated at all doses tested in healthy volunteers. Clinical data generated to date supports achieving target engagement (reduction in ex vivo lipopolysaccharide ("LPS") stimulated TNF-α) at HPP737 plasma concentrations predicted to be efficacious from preclinical models.
In September 2021, we announced the results of a multiple ascending dose Phase 1 study of HPP737 to assess the pharmacokinetics, pharmacodynamics, safety and tolerability of HPP737 in healthy volunteers as part of our psoriasis development program. The trial enrolled 12 subjects in each of two dose cohorts, 15mg and 20mg, randomized to receive HPP737 or placebo (3:1) orally once daily for 14 days. Dose escalation up to 20mg once per day demonstrated dose proportional increases in exposure, while maintaining a favorable safety and tolerability profile with no dose limiting safety or tolerability findings observed. There were no serious adverse events and no discontinuations due to treatment emergent adverse events.
Partnered Development Programs
PDE4 and Newsoara Biopharma
On May 31, 2018, we entered into a license agreement with Newsoara (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our PDE4 program, including the compound HPP737, in China and other Pacific Rim territories (collectively, the “Newsoara License Territory”). Additionally, under the Newsoara License Agreement, we obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to our PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory.
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
Azeliragon and Cantex Pharmaceuticals, Inc.
On June 22, 2021, vTv Therapeutics Inc. and Cantex Pharmaceuticals, Inc. (“Cantex”) entered into a licensing agreement under which Cantex obtained exclusive worldwide rights to develop and commercialize azeliragon, vTv’s novel antagonist of RAGE (the receptor for advanced glycation end products).
Under the terms of the agreement, Cantex will be responsible for the development and commercialization of azeliragon, and the companies will allocate downstream profits under a tiered arrangement.
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
PPAR-δ and Reneo Pharmaceuticals, Inc.
On December 21, 2017, we entered into a License Agreement with Reneo Pharmaceuticals, Inc. (“Reneo”) (the “Reneo License Agreement”), under which Reneo obtained an exclusive, worldwide, sublicensable license to develop and commercialize our peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593 (REN001, mavodelpar), for therapeutic, prophylactic, or diagnostic application in humans.
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
Reneo has continued to progress the development of mavodelpar for primary mitochondrial myopathy (PMM) and long-chain fatty acid oxidation disorders (LC-FAOD). The Phase 2 study of mavodelpar for glycogen storage disorder type V (McArdle Disease) showed only modest benefits, and Reneo does not plan to proceed further for this indication.
Reneo announced on December 14th, 2023, that its pivotal STRIDE study (NCT04535609) of mavodelpar in adult patients with PMM did not meet its primary efficacy or secondary efficacy endpoint. The primary efficacy endpoint of the trial was the change from baseline in the distance walked during the 12-minute walk test (12MWT) at week 24. The secondary efficacy endpoint was the change from baseline in the PROMIS® Short Form Fatigue 13a score.
GLP-1r and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.
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
On December 18, 2023, Huadong notified us of its intent to terminate the Huadong License Agreement. The termination will not be effective until after both parties negotiate and finalize a termination agreement, which is expected to occur in the first half of 2024.
Nrf2 and Anteris Bio, Inc.
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
On September 25, 2023, Anteris notified the Company that it was terminating the Anteris License Agreement. The termination became effective on December 24, 2023, and Anteris has since liquidated its assets and ceased doing business.
Inbound Partnerships
JDRF Agreement
In August 2017, we entered into a research and collaboration agreement with JDRF International (the “JDRF Agreement”) to support the funding of the Simplici-T1 Study, a Phase 2 study to explore the effects of cadisegliatin in patients with type 1 diabetes. The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of cadisegliatin on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes. According to the terms of the JDRF Agreement, as amended, JDRF provided research funding of $3.4 million based on the achievement of research and development milestones. Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of cadisegliatin as a treatment for type 1 diabetes.
Novo Nordisk
In February 2007, we entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use, and commercialize products for the prevention, treatment, control, mitigation, or palliation of human or animal diseases or conditions. As part of this license grant, we obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the Phase 2 trials for cadisegliatin under this agreement.
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
Intellectual Property
Patents
The IP portfolio for cadisegliatin (TTP399) includes issued patents in approximately 35 jurisdictions, including the U.S., over 10 European countries, Japan, Canada, Australia, and China, directed to cadisegliatin as a composition of matter, among other things. The issued U.S. patent covering cadisegliatin as a composition of matter will expire no earlier than 2025, absent any patent term adjustments or extensions, but may expire as late as 2030 if, after approval by the U.S. Food and Drug Administration (FDA), we apply for and obtain the maximum possible patent term extension (PTE) that is available under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). Only one U.S. patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Patents covering cadisegliatin as a composition of matter outside the United States will expire no earlier than 2025, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patent covering cadisegliatin as a composition of matter. The IP portfolio for cadisegliatin also includes patent families covering crystal forms, salt forms, and solid formulations of cadisegliatin, among other things. The issued patents and patent applications, if issued, in these additional patent families would be expected to expire between 2034 and 2041, absent any patent term adjustments or extensions. The IP portfolio for cadisegliatin further includes additional patent families covering combinations of cadisegliatin with metformin, DPP-4 inhibitors, or GLP-1r agonists, and their use in methods of treatment. The issued patents and patent applications, if issued, in these additional patent families would be expected to expire between 2031 and 2033, absent any patent term adjustments or extensions. In addition, the IP portfolio also includes a patent family covering methods of treating patients with type 1 diabetes using cadisegliatin in combination with insulin. The issued patents and patent applications, if issued in this additional patent family, if issued, would be expected to expire in 2039, absent any patent term adjustments or extensions.
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
The IP portfolio for the GLP-1r program includes issued patents in over 25 countries and regions, including the U.S., over 10 European countries, Japan, Canada, Australia, and China, directed to TTP273 as a composition of matter. The issued U.S. patent covering TTP273 as a composition of matter will expire no earlier than 2030, absent any patent term adjustments or extensions, but may expire as late as 2035, if after approval by the U.S. FDA we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act following approval. Patents covering TTP273 as a composition of matter outside the United States will expire no earlier than 2030, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patent covering TTP273 as a composition of matter. The IP portfolio for TTP273 also includes patent families covering crystalline, non-crystalline, and salt forms, and formulations of TTP273, synthetic precursors to, and methods of manufacture of TTP273, as well as combinations of TTP273 and metformin, and their use in methods of treatment, and dosage regimens of TTP273. The patent applications in these additional patent families, if issued, would be expected to expire between 2034 and 2042, absent any patent term adjustments or extensions.
The IP portfolio for the Nrf2/Bach1 program includes issued patents in approximately 25 countries and regions, including the U.S., Europe, Japan, Canada, Australia, and China, directed to HPP971 and HPP3033 as compositions of matter, among other things. The issued U.S. patent covering HPP971 and HPP3033 as compositions of matter will expire no earlier than 2031, absent any patent term adjustments or extensions. However, this issued U.S. patent may expire as late as 2036, if after approval by the U.S. FDA we apply for and obtain the maximum possible PTE that is available under the Hatch-Waxman Act following approval”), and the patent term adjustments calculated by the USPTO are fully applied. Patents covering HPP971 and HPP3033 as a composition of matter outside the United States will expire no earlier than 2031, absent any patent term adjustments or extensions. Provisions that are similar to the U.S. PTE under the Hatch-Waxman Act are available in Europe and some other foreign jurisdictions to extend the term of the patents covering HPP971 and HPP3033 as a composition of matter. The IP portfolio for the Nrf2/Bach1 program also includes patent families covering backup compounds, methods of use in combination with other Nrf2 activator compounds such as dimethyl fumarate and bardoxolone, and methods to treat sickle cell diseases, osteoporosis, and refractive ocular disorders. The patent applications in these additional patent families, if issued, would be expected to expire between 2035 and 2041, absent any patent term adjustments or extensions.
The IP portfolio for azeliragon also includes patent families covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations, among other things. The issued patents and patent applications, if issued in these additional patent families, if issued, would be expected to expire between 2028 and 2039. The issued U.S. patent covering the polymorph of azeliragon used in clinical development will expire no earlier than 2028, absent any patent term adjustments or extensions, but may expire as late as 2033 if after approval by the U.S. FDA we decide to apply for and obtain the maximum PTE under the Hatch-Waxman Act for the U.S. patent covering the polymorph of azeliragon instead of the U.S. patent covering azeliragon as a composition of matter. Only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug.
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
Potential Competing Products – Type 1 Diabetes
If approved, we expect that our type 1 diabetes investigational drug candidate will compete with oral non-insulin agents and new insulin formulations or devices that are currently being developed. These include the SGLT-1/2 inhibitor sotagliflozin, being developed by Lexicon, and the oral somatostatin type 2 receptor blocker ZT-01 by Zucara Therapeutics. In addition, Diasome Pharmaceuticals has started a new Phase 2 study in February 2024 to assess the effects of their Hepatic Directed Vesicle (HDV)-based insulin lispro formulation ("HDV Insulin lispro") on the incidence of nocturnal hypoglycemia in patients with T1D. However, none of these treatments are currently approved or marketed for the treatment of type 1 diabetes.
Collaboration Revenue and Customers
Most of our collaboration revenue for the years ended December 31, 2023, 2022 and 2021 is related to our licenses of certain compounds in the preclinical stage or clinical stage, including the Huadong License Agreement, the Reneo License Agreement, and the Newsoara License Agreement. Revenue recognized in these periods relates to initial consideration received in the form of upfront payments and equity interests, research activities performed by our personnel, and the achievement of development milestones.

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
Human Capital
As of December 31, 2023, we had sixteen employees (all but seven of whom work in North Carolina), of which at least ten hold graduate degrees (including eight doctorate degrees) and seven are engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
•the impact of raising additional capital to our stockholders and the rights of our drug candidates;

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
•our dependence on limited sources of supply for the components used in cadisegliatin (TTP399) and our other drug candidates;
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
We are a clinical stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $20.3 million, $19.2 million and $13.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had a total accumulated deficit of approximately $281.0 million. In addition, we have not commercialized any products and have never generated any revenue from the commercialization of any product. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of cadisegliatin. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.
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
We will need additional capital to complete the development and commercialization of cadisegliatin (TTP399) and our other drug candidate. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we undertake additional clinical trials of cadisegliatin and our other drug candidates and continue to work on our other research programs. Although we anticipate that the proceeds from the Private Placement will enable us to conduct a Phase 3 clinical trial for cadisegliatin, our current capital will not be sufficient for us to complete the development of our drug candidates. As such, we will need to raise additional capital to fund the ongoing and planned trials for our drug candidates and prior to the commercialization of any of our drug candidates. We are seeking possible additional partnering opportunities and grants for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We also continue to evaluate other financing strategies to fund our ongoing trials. Such financing strategies include direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known.
If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds available to us under our sales agreement (the “TD Cowen Sales Agreement”) with Cowen & Company, LLC (“TD Cowen”) (the “TD Cowen ATM Offering”). Under this arrangement, the Company has the right to sell shares of the Company’s Class A common stock, subject to certain limitations and conditions as set forth in the related agreement. As of March 13, 2024, there remains $50.0 million of availability under the TD Cowen ATM Offering, although the amount of our Class A common stock that we may offer and sell under the TD Cowen ATM Offering during any 12 calendar month period is currently limited to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates pursuant to General Instruction I.B.6 of Form S-3. In addition, our ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. We also will need to raise substantial additional capital in the future to conduct further clinical trials of cadisegliatin and to continue developing our other drug candidates. Although we continue to seek financing, partnering and licensing transactions for the further development of cadisegliatin, these efforts may not be successful. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.
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
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of our planned registrational trial(s) for cadisegliatin as a potential adjunctive therapy to insulin for the treatment of type 1 diabetes;
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
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than those available to us under the TD Cowen ATM Offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of cadisegliatin and our other drug candidates. We have not yet obtained regulatory approvals for any of our drug candidates. Consequently, any statements about our future success or viability are not based on any substantial operating history or commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. As a result, we may never successfully develop and commercialize a product, which could lead to a material adverse effect on the value of any investment in our securities.
Risks Relating to the Development, Regulatory Approval, and Commercialization of Our Drug Candidates
Our development efforts are focused on the continued development of cadisegliatin (TTP399). There can be no assurance that we will be able to implement our business strategy successfully.
Our development focus is on the continued development of cadisegliatin as a potential adjunctive treatment for patients with type 1 diabetes and supporting our currently partnered programs. If we are not able to successfully execute our business strategy and do not achieve the anticipated benefits, our business, results of operations and financial condition could suffer.

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
We have never submitted an NDA before and may be unable to do so for cadisegliatin (TTP399) and our other drug candidates we are developing.
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
Oral non-insulin agents that are currently being developed to treat type 1 diabetes that may compete with cadisegliatin include SGLT-1/2 inhibitors, such as sotagliflozin, being developed by Lexicon and SGLT-2 inhibitors such as AstraZeneca’s dapagliflozin and Eli Lilly/Boehringer Ingelheim’s empagliflozin, and somatostatin type 2 receptor blockers such as Zucara's ZT-01. Some of these SGLT-1 and SGLT-2 inhibitors had been approved for certain sub-groups of type 1 diabetics in Europe and Japan, but are no longer marketed there, and have not been approved for use in the U.S. due to safety risks including those pertaining to diabetic ketoacidosis.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation:
•the Food, Drug and Cosmetic Act (“FDCA”) is the statute that provides the FDA with authority to oversee the safety and approval of pharmaceutical products. The FDCA vests authority with the FDA to conduct inspections of sponsors conducting pharmaceutical development, such as vTv, to protect the rights, safety and welfare of clinical trial subjects, ensure the accuracy and reliability of clinical trial data, and verify compliance with FDA regulations. The FDCA sets forth the standards for approval of new and generic drugs, as well as setting forth the prohibition on marketing investigational products that have not been approved by the FDA as safe and effective. The government (FDA and SEC) use the FDCA to ensure that companies do not mislead the medical, patient or investor communities about investigational products prior to their approval. To that end, the FDCA prohibits “off-label promotion” of any investigational or approved product for any uses, doses or populations, except that set forth in the full prescribing information approved by the FDA. While physicians can prescribe a product for any dose, purpose or population in their medical judgment, manufacturers can only market products for their FDA-approved dose, purpose and population. There are significant civil and criminal penalties that attach to violations of the FDCA, including strict liability misdemeanors for responsible corporate officers, even if such officers were not involved in or aware of the underlying wrongdoing;
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
We intend to seek collaborative relationships for the development and/or commercialization of our drug candidates, including cadisegliatin. Failure to obtain a collaborative relationship for these candidates, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for our drug candidates. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
We do not have multiple sources of supply for the components used in cadisegliatin (TTP399) and our other drug candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of cadisegliatin or our other drug candidates. If we obtain regulatory approval for cadisegliatin or our other drug candidates, we would need to expand the supply of their components in order to commercialize them.
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

Risks Relating to Our Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary technologies. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our commercial success may be adversely affected.
Our commercial success will depend in part on our ability to:
•apply for, obtain, maintain, and enforce patents;
•protect trade secrets and other confidential and proprietary information; and
•operate without infringing upon the proprietary rights of others.
We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies, and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that such proprietary rights are covered by regulatory exclusivity, valid and enforceable patents or are effectively maintained as trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
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
Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our future licensors will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.
The patent applications that we own, co-own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. For example, U.S. patents can be challenged by any person before the United States Patent and Trademark Office (“USPTO”) Patent Trial and Appeals Board at any time within the one-year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions. In the United States, Europe, and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.
In addition, given the amount of time required for the development, testing and regulatory review of our therapeutic programs and eventual product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom may have substantially greater resources than we do and many of whom may have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.
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
In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
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
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products candidates and future products.
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.
Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors are the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.
The America Invents Act also included several significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third party protests and submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our owned and in-licensed patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.
The U.S. law relating the patentability of certain inventions in the life sciences is uncertain and rapidly changing, which may adversely impact our existing patents or our ability to obtain patents in the future. The U.S. Supreme Court and federal courts have ruled on several patent cases in recent years that impact the scope of patentability of certain inventions or discoveries related to the life, including both narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products, and could jeopardize or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable our patent rights. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.
Depending on future actions and/or decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.
Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. As an example, beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (the “UPC”). Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.
In 2012, the European Union Patent Package (the “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates dues to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our future licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”) and inter partes review (“IPR”), or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our current or future licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technologies or product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our current or future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could harm our business.
Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies may infringe, violate, or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face IPR proceedings before the USPTO, or patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.
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
Our patent rights may prove to be an inadequate barrier to competition.
The lifespan of any one patent is limited, and each of these patents will ultimately expire and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover our product candidates. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with our product candidates by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money, and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and European Union (“E.U.”), where we hope to commercialize our product candidates, have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would have a harmful impact on our ability to commercialize our product candidates in these jurisdictions.
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
Beginning June 1, 2023, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.
In addition, geopolitical actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position.
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
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations, and prospects will be adversely affected.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.
In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market.
Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions assignment agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
We may be subject to claims that we or our employees, independent contractors, or consultants have wrongfully used or disclosed alleged confidential information or trade secrets.
We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.
Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they may have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, operating results, financial condition and prospects.
We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees, independent contractors, or consultants have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.
As is common in the biotechnology and pharmaceutical industry, we employ individuals and engage the service of consultants, who were previously employed at, may have previously provided, or may be currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these individuals, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we use reasonable efforts to ensure that our employees, independent contractors, and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such former employers, clients, or third parties. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.
The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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
Because we have limited financial and human resources, we have here to date focused primarily on the regulatory approval of cadisegliatin (TTP399). As a result, we may have foregone or delayed the pursuit of opportunities with other drug candidates or for other indications that could later prove to have had greater commercial potential. Our future resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
Nasdaq requires issuers to comply with certain standards in order to remain listed on its exchange. On December 13, 2023, we received a letter from Nasdaq notifying us that the Company was not in compliance with the requirement of Nasdaq Listing Rule 5550(b)(2) because our Class A common stock was below the required market value of listed securities (“MVLS”) of $35 million for the prior 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until June 10, 2024, to regain compliance with Nasdaq Listing Rule 5550(b)(2). Compliance can be achieved without further action if our MVLS closes at $35 million or more for a minimum of 10 consecutive business days at any time during the 180-day compliance period. If we do not regain compliance during such period, subject to an appeals process, our Class A Common Stock will be subject to delisting and may be removed from The Nasdaq Capital Market.
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
MacAndrews holds, directly or indirectly, a significant percentage of our combined voting power. Due to its ownership and rights under our investor rights agreement, amended and restated certificate of incorporation and amended and restated bylaws, MacAndrews has substantial influence over us and our subsidiaries.
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
Our directors who have relationships with MacAndrews and the investors that participated in the Private Placement (the “Private Placement Investors”) may have conflicts of interest with respect to matters involving our company.
One of our directors is affiliated with MacAndrews and two of our directors are associated with the Private Placement Investors. These directors will have fiduciary duties to us and in addition will have duties to MacAndrews and the Private Placement Investors, as applicable. In addition, our amended and restated certificate of incorporation provides that none of MacAndrews, any of our non-employee directors who are employees, affiliates or consultants of MacAndrews or its affiliates (other than us or our subsidiaries) or any of their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to MacAndrews or its affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that such person or affiliate has directed to MacAndrews or its affiliates. As a result, such circumstances may entail real or apparent conflicts of interest with respect to matters affecting both us and MacAndrews or the Private Placement Investors, whose interests, in some circumstances, may be adverse to ours. In addition, as a result of MacAndrews’ and the Private Placement Investors’ indirect ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and MacAndrews, the Private Placement Investors or any of their respective affiliates, including potential business transactions, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.
Additionally, the Private Placement Investors have certain participation rights giving them the right to purchase their proportionate share of certain future financing transactions. Such participation rights could impact our ability to raise money and deter new investors who may not be able to acquire a large enough stake in the Company. Conversely, if the Private Placement Investors decline to exercise their participation rights it may adversely affect the way the market and potential investors view the Company.

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
As of December 31, 2023, MacAndrews and its affiliates held 577,108 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 912,982 shares of our Class A common stock. As a result, MacAndrews and its affiliates held shares representing approximately 56.0% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.
We also have issued warrants to MacAndrews to purchase 45,595 shares of our Class A common stock.
On February 27, 2024, we issued an aggregate of 464,377 shares of our Class A common stock to the Private Placement Investors. As a result, the Private Placement Investors hold shares representing approximately 14.9% of the combined voting power of our outstanding common stock. We also issued pre-funded warrants to purchase up to an aggregate of 3,853,997 shares of Class A common stock. Such pre-funded warrants provide that each Private Placement Investor will not have the right to exercise any portion of its pre-funded warrant if, together with its affiliates, such Private Placement Investor would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of our common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each Private Placement Investor may increase the Beneficial Ownership Limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.
On March 5, 2024, we entered into an exchange agreement pursuant to which the Private Placement Investors exchanged an aggregate of 116,493 shares for pre-funded warrants. As a result, following the exchange, the Private Placement Investors hold shares representing approximately 11.6% of the combined voting power of our outstanding common stock.
Further, we have entered into an investor rights agreement with an affiliate of MacAndrews providing certain governance and registration rights. Pursuant to the investor rights agreement, we filed a shelf registration statement on Form S-3 in June 2019 to register certain shares previously issued to MacAndrews. The investor rights agreement was amended on February 27, 2024 to alter MacAndrews' governance rights.
Additionally, we entered into a securities purchase agreement and a registration rights agreement with the Private Placement Investors providing certain governance and registration rights.
On February 23, 2024, the Board of Directors approved the adoption of an equity incentive plan (the "2024 Plan") to replace the existing 2015 Plan. The 2024 Plan, if approved by the shareholders at the 2024 annual meeting of shareholders, will authorize us to issue equity awards relating to an additional 750,000 shares of our Class A Common Stock.
Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans or the exercise of outstanding warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity securities, including under the TD Cowen ATM Offering, or pursuant to warrants issued to previous investors and lenders, and such sales could result in substantial dilution to existing investors.
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
Provisions in our charter and bylaws and investor agreements, and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our common stock.
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
Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, the amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that MacAndrews and its various successors and affiliates (and transferees of any of them) will not be deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly will not be subject to such restrictions. Further, the Private Placement Investors are also not deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly will not be subject to the restrictions set forth in Section 203 of the Delaware General Corporation Law
The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, the significant common stock ownership of MacAndrews and the ability of the Board of Directors to create and issue a new series of preferred stock or implement a stockholder rights plan could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.
Additionally, pursuant to the investor rights agreement with an affiliate of MacAndrews, MacAndrews has the right to designate two members of our Board of Directors, and as part of the Private Placement, the Private Placement Investors have rights to designate three members of our Board of Directors, making it more difficult for a third party to acquire control of our Board. The agreement with the Private Placement Investors also provides that five of our directors must approve certain actions including any acquisition by a third party, which makes it more difficult for our Board of Directors to approve such a transaction.
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
Our organizational structure confers certain benefits upon M&F that will not benefit the holders of our Class A common stock to the same extent as it will benefit M&F. For example, the Tax Receivable Agreement will provide for the payment by us to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or, in some circumstances, we are deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of our Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, it is possible that the interests of M&F may in some circumstances conflict with our interests and the interests of our other stockholders. For example, M&F may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration M&F’s tax or other considerations, which may differ from the considerations of us or our other stockholders. To the extent that M&F is dissolved or liquidated, MacAndrews and/or its affiliates will succeed to the rights and obligations of M&F under the Tax Receivable Agreement, and the same considerations described above apply to any such successor parties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
The Audit Committee of our Board of Directors is responsible for overseeing management’s processes for identifying and mitigating risks that affect our operations, including cybersecurity risks. Procedures for assessing, identifying and managing cybersecurity-related risks are incorporated into our overall risk management framework. Senior leadership regularly briefs the Audit Committee and the full Board of Directors on our cybersecurity and information security posture and the Audit Committee is apprised of cybersecurity incidents deemed to pose a critical risk to our information technology ("IT") assets or business. We have an incident response playbook that outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying key functional areas, such as legal and financial reporting, as well as senior leadership and the Audit Committee, as appropriate. We rely upon in-house and cybersecurity vendors to monitor our IT systems and assets and have a governance structure and processes to assess, identify, manage, and report cybersecurity risks.
As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the FDA related to adequately safeguarding patient information. We work with our in-house and cybersecurity vendors on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We have engaged third-parties to conduct evaluations of our security controls, including through penetration testing, independent audits, and consulting on best practices to address new challenges. We require that our employees and subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on our systems and operations.
We currently have one full-time employee who manages our day-to-day information technology systems and the third-party vendors engaged to assist in such management, including monitoring and addressing cybersecurity matters and reports to our Chief Financial Officer. Our cybersecurity vendor, which has a SOC 2 Type II Report and is ISO 27001 certified, utilizes industry-leading processes to monitor in real-time cybersecurity threats and risks to our systems. Our in-house IT resource receives immediate notification of incidents and engages regularly with our cybersecurity vendor through weekly and monthly reports and quarterly meetings to address any issues identified through their processes and communicates such issues in accordance with our incident response plan.
Although we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that materially affected our business, financial condition and results of operations, we can provide no assurance that we will not experience a material cybersecurity incident in the future. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For additional information regarding the risks we face from cybersecurity threats, please see the risk factor titled “Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security” included in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

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
Holders
As of March 13, 2024, there were approximately 28 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Issuer Purchases of Equity Securities
There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2023.

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

Recent Developments
Private Placement of Class A Common Shares and Pre-Funded Warrants
On February 27, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (the “Private Placement”) (i) an aggregate of 464,377 shares (the “Private Placement Shares”) of our Class A common stock, at a purchase price of $11.81 per share, and (ii) pre-funded warrants (the “Private Placement Pre-Funded Warrants”) to purchase up to an aggregate of 3,853,997 shares of our Class A common stock (the “Private Placement Warrant Shares”) at a purchase price of $11.80 per Private Placement Pre-Funded Warrant (representing the $11.81 per Private Placement Share purchase price less the exercise price of $0.01 per Private Placement Warrant Share). We received aggregate gross proceeds from the Private Placement of approximately $51.0 million, before deducting offering expenses payable by us. The Private Placement Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire.
ATM
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements
Reverse Stock Split
On November 20, 2023, we filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a reverse stock split at a ratio of 1-for-40, such that every 40 shares of our Class A common stock, combined into one issued and outstanding share of Class A common stock, and every 40 shares of our Class B common stock, combined into one issued and outstanding share of Class B Common Stock (the "Reverse Stock Split"). No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Class A common stock and Class B common stock to which a stockholder was entitled resulting from the Reverse Stock Split were rounded up to the nearest whole share. The Class A common stock began trading on a reverse split-adjusted basis on the Nasdaq on November 21, 2023. Our Class A common stock will continue trading under the symbol “VTVT,” and the new CUSIP number for the Class A common stock following the Reverse Stock Split is 91835204.

Our Product Pipeline
The following table summarizes our drug candidates, their partnership status and their respective stages of development:

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
The U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation in 2021 for cadisegliatin as an adjunctive therapy to insulin for the treatment of type 1 diabetes ("T1D"). The Breakthrough Therapy designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. The Breakthrough Therapy designation for cadisegliatin in T1D was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. In this trial, treatment with cadisegliatin resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. Cadisegliatin demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking cadisegliatin than those taking placebo.
In May of 2023, the FDA issued new draft guidance on "Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products" which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we have initiated a Phase 3 double-blind controlled trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes. Participants in the trial will be randomized to two doses of cadisegliatin or placebo. Reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, is a key secondary endpoint to assess the potential of cadisegliatin to reduce hyperglycemia, Following the initial assessment of efficacy after six months of treatment, participants will remain on trial for another six months to assess the durability of potential beneficial effects and safety. The study protocol was submitted to the FDA on February 29, 2024. The trial will be conducted in the U.S. only and is expected to complete enrollment by the fourth quarter in 2024 providing top line 1-year data by the first quarter in 2026.
Concurrently, we will be working on the design for two international registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2026.

In addition, we continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with type 2 diabetes. We expect that trial to begin in 2024.

Holding Company Structure
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
Our research and development expenses by project for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Direct research and development expense:
Cadisegliatin	$10,182	$9,611	$2,608
HPP737	—	—	2,762
Azeliragon	—	—	822
Other projects	676	563	717
Indirect research and development expense	2,737	2,183	6,415
Total research and development expense	$13,595	$12,357	$13,324
We plan to continue to incur significant research and development expenses for the foreseeable future as we continue the development of cadisegliatin and further advance the development of our other drug candidates, subject to the availability of additional funding.

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
Interest Income
Interest income represents noncash interest income related to the imputed interest from the G42 Promissory Note receivable using the effective interest method and cash interest income from dividends and interest from our money market account, all of which are recognized in our Consolidated Statement of Operations.
Interest Expense
The Company’s interest expense is immaterial.
Other Expense, Net
Other expense primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investment held, the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties, the loss from the G42 Promissory Note early redemption on February 28, 2023, the impairment charge from Anteris Bio, Inc. (“Anteris”) liquidation and dissolution and the Common Stock Repurchase Agreement (the "Repurchase Agreement") with Reneo Pharmaceuticals, Inc ("Reneo").

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Comparison of the years ended December 31, 2023 and 2022
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2023	2022	Change
Revenue	$—	$2,018	$(2,018)
Operating expenses:
Research and development	13,595	12,357	1,238
General and administrative	11,907	12,201	(294)
Total operating expenses	25,502	24,558	944
Operating loss	(25,502)	(22,540)	(2,962)
Interest income	472	352	120
Interest expense	(13)	(15)	2
Other expense, net	(923)	(2,670)	1,747
Loss before income taxes and noncontrolling interest	(25,966)	(24,873)	(1,093)
Income tax provision	—	200	(200)
Net loss before noncontrolling interest	(25,966)	(25,073)	(893)
Less: Net loss attributable to noncontrolling interest	(5,716)	(5,909)	193
Net loss attributable to vTv Therapeutics Inc.	$(20,250)	$(19,164)	$(1,086)
Revenue
There was no revenue for the year ended December 31, 2023. Revenue was $2.0 million for the year ended December 31, 2022. The revenue recognized in 2022 related to the increase to the transaction price for the license performance obligations under the amended license agreement with Huadong due to the satisfaction of a development milestone.
Research and Development Expenses
Research and development expenses were $13.6 million and $12.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in research and development expenses during this period of approximately $1.2 million, or 10.0%, was primarily driven by (i) higher spending on cadisegliatin of $0.6 million due to increases in drug product related costs as well as higher spending on trial preparation costs, and (ii) an increase of $0.6 million in indirect costs and other projects.
General and Administrative Expenses
General and administrative expenses were $11.9 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of approximately $0.3 million, or 2.4%, was primarily driven by (i) a decrease of $3.1 million in legal expense, and (ii) a decrease of $0.8 million in severance costs, partially offset by (iii) an increase in payroll costs of $1.8 million, (iv) an increase in other general and administrative costs of $1.5 million, and (v) an increase in share-based compensation expense of $0.3 million.
Interest Income
Interest income for the year ended December 31, 2023 of $0.5 million is related to imputed interest on the G42 Promissory Note and dividend income from our money market account. Interest income for the year ended December 31, 2022 of $0.4 million is related to the imputed interest on the G42 Promissory Note.

Interest Expense
Interest expense for the years ended December 31, 2023 and 2022, was insignificant.
Other Expense, Net
Other expense was $0.9 million for the year ended December 31, 2023 and was driven by the recording of an impairment charge on a cost-method investment of $4.2 million offset by a realized gain recognized related to the Company’s Repurchase Agreement with Reneo as well as the gains related to the change in the fair value of the outstanding warrants to purchase shares of our Class A common stock issued to related parties. Other expense was $2.7 million for the year ended December 31, 2022, and was driven by an unrealized loss recognized related to the Company’s investment in Reneo as well as the losses related to the change in the fair value of the outstanding warrants to purchase shares of our Class A common stock issued to related parties.

Liquidity and Capital Resources
Liquidity and Going Concern
As of December 31, 2023, we had an accumulated deficit of $281.0 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of December 31, 2023, we had cash and cash equivalents of $9.4 million.
On February 27, 2024, the Company closed a private placement financing of up to $51.0 million and additionally granting investors the right to purchase up to an additional $30.0 million of common stock 18 months following the closing of the private placement financing. (See note 20). The financing raised will allow the Company to further advance its lead program for cadisegliatin (TTP399).
In addition to available cash and cash equivalents and available funds discussed above, we are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We are evaluating several financing strategies to fund our planned and ongoing clinical trials, including direct equity investments and future public offerings of our common stock. The timing and availability of such additional financing are not yet known.
As required by ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management has assessed our ability to continue as a going concern for one year from the consolidated financial statements issuance date for the fiscal year ended December 31, 2023. Based on the cash and cash equivalents currently available to us as discussed above, we have concluded there is not substantial doubt regarding our ability to continue as a going concern for at least twelve months from the issuance of the December 31, 2023 Form 10-K.

ATM
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.
Cantor Fitzgerald Sales Agreement
We previously entered into the Sales Agreement with Cantor Fitzgerald pursuant to which could offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $68.5 million. As of December 31, 2023, we had sold $31.2 million worth of Class A common stock pursuant to the Sales Agreement for net proceeds of $30.3 million.
The Sales Agreement with Cantor Fitzgerald was terminated on February 26, 2024.

Lincoln Park Purchase Agreement
We entered into the Purchase Agreement with Lincoln Park ("LPC Purchase Agreement"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $47.0 million of shares of our Class A common stock from time to time over the 36-month term of the LPC Purchase Agreement. Upon execution of the Purchase Agreement, we issued 10,643 shares of our Class A common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. We have issued 133,282 shares of our Class A common stock to Lincoln Park under the LPC Purchase Agreement through the date of the filing of this Annual Report on Form 10-K.
The LPC Purchase Agreement expired on November 24, 2023.
Cash Flows

	Year Ended December 31,
	2023	2022
(dollars in thousands)
Net cash used in operating activities	$(19,081)	$(16,022)
Net cash provided by (used in) investing activities	4,404	(21)
Net cash provided by financing activities	11,997	14,754
Net decrease in cash and cash equivalents	$(2,680)	$(1,289)
Operating Activities
For the year ended December 31, 2023, our net cash used in operating activities increased by $3.1 million from the prior year. The significant contributor to the change in cash used during the year was working capital changes offset by $6.8 million of cash received related to contract liabilities.
Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities was driven by the sale of our investments in Reneo. For the year ended December 31, 2022, net cash used in investing activities was insignificant.
Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was driven by the receipt of proceeds of $12.0 million from the G42 Promissory Note early redemption. For the year ended December 31, 2022, net cash provided by financing activities was driven by sales of our Class A common stock to a collaboration partner and from the CinRx Purchase Agreement.
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
Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements for at least the next twelve months. We plan to finance our operations into the first quarter of 2026 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the ongoing and future clinical trials of cadisegliatin, including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, they may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, we may rely on our ability to sell shares of our Class A common stock pursuant to the ATM Offering. However, the ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of our planned trials to evaluate cadisegliatin as a potential adjunctive therapy for the treatment of type 1 diabetes;
•the willingness of the FDA to rely upon our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates;
•our ability to maintain control over our costs in line with our budget to complete the Phase 3 clinical trial for our lead product candidate, cadisegliatin;
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

Off-Balance Sheet Arrangements
As of December 31, 2023, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.

Discussion of Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements, we believe that the following accounting policies related to revenue recognition, research and development, income taxes, and share-based compensation are the most critical for fully understanding and evaluating our financial condition and results of operations.
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
See Note 2 “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K for further information.
Research and Development
Major components of research and development costs include cash compensation to employees, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Costs incurred in research and development are expensed as incurred.
We record accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with numerous contract research organizations. In the normal course of business, we contract with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study.
We record nonrefundable advance payments we make for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expense in the statements of operations as we receive the related goods or services.
Income Taxes
In connection with the Initial Public Offering, vTv Therapeutics Inc. was formed. From August 1, 2015, vTv Therapeutics Inc. has been subject to corporate level income taxes. Prior to July 30, 2015, our predecessor entities were taxed as partnerships and all their income and deductions flowed through and were subject to tax at the partner level.
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
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of differences between the consolidated financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.
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
Share-Based Compensation
Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula. Expected volatility is based on the historical volatility of the Company’s Class A common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, we estimate the expected life of our outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2. The fair value of restricted stock units (“RSU”) grants is based on the market value of our Class A common stock on the date of grant. We also estimate the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

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
Market Risk
Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain cash and cash equivalents with multiple financial institutions that management believes to be of high credit quality.
Foreign Currency Risk
We do not have any material foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles;
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2023, we maintained effective internal control over financial reporting.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fourth fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-7
Notes to Consolidated Financial Statements	F-8
(a)(2) Financial Statement Schedules
Not applicable
(a)(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated August 4, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2
Certificate of Amendment to Certificate of Incorporation of vTv Therapeutics Inc. dated May 4, 2021 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 5, 2021 (File No. 001-37524)).

3.3*	Certificate of Amendment of Certificate of Incorporation dated as of November 20, 2023.

3.4	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed March 3, 2022 (File No. 001-37524)).

4.1	Form of Warrant to Purchase Class A Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed February 24, 2017 (File No. 001-37524)).

4.2	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-K, filed February 27, 2018 (File No. 001-37524)).

4.3*	Amendment to Common Stock Purchase Warrant dated as December 5, 2018

4.4*	Common Stock Purchase Warrant dated as of December 11, 2018

4.5	Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524)).

4.6	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

4.7*	Description of Capital Stock.

10.1
Reorganization Agreement, dated as of July 29, 2015, among vTv Therapeutics Inc., vTv Therapeutics LLC, vTvx Holdings I LLC, vTvx Holdings II LLC and vTv Therapeutics Holdings LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.2
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
10.4
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

10.6	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

10.7†	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.8†	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.9††
Agreement Concerning Glucokinase Activator Project, dated as of February 20, 2007, by and between Novo Nordisk A/S and TransTech Pharma, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated June 19, 2015 (File No. 333-204951)).

10.10††
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

10.13
Controlled Equity OfferingSM Sales Agreement, dated as of April 24, 2020, by and between vTv Therapeutics Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed on April 24, 2020 (File No. 001-37524)).

10.14	First Amendment to vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 3.5 to the Company’s Form S-8, filed August 3, 2020 (File No. 333-240304)).

10.15††	License Agreement, dated December 11, 2020, by and between Anteris Bio, Inc. and vTv Therapeutics LLC.

10.16††	First Amendment to License Agreement, dated as of January 14, 2021, by and between Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. And vTv Therapeutics LLC.

10.17†
Employment Agreement, dated as of March 1, 2022, by and between vTv Therapeutics LLC and Richard S. Nelson (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed May 12, 2022 (File No. 001-37524)).

10.18
Common Stock Purchase Agreement, dated as of May 31, 2022, by and between vTv Therapeutics Inc. and G42 Investments AI Holding RSC Ltd. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed June 1, 2022 (File No. 001-37524)).

10.19
Common Stock and Warrant Purchase Agreement, dated as of July 22, 2022, by and among vTv Therapeutics Inc., CinPax, LLC and CinRx Pharma, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524).

10.20†
Employment Agreement, dated as of July 25, 2022, by and between vTv Therapeutics LLC and Paul Sekhri (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.21†
Inducement Award Agreement, dated as of July 26, 2022, by and between vTv Therapeutics Inc. and Paul Sekhri (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.22†
Employment Agreement, dated as of December 8, 2022, by and between vTv Therapeutics LLC and Steven Tuch (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 13, 2022(File No. 001-37524)).

Exhibit Number	Description
10.23
Collaboration and License Agreement, dated as of May 31, 2022, by and between vTv Therapeutics, LLC and Cogna Technology Solutions LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on August 15, 2022 (File No. 001-37524)).

10.24
Deed of Novation, dated as of December 21, 2022, by and between vTv Therapeutics LLC, G42 Healthcare Technology Projects LLC and G42 Healthcare Technology Solutions LLC (f/k/a Cogna Technology Solutions LLC) (incorporated by reference from Exhibit 10.36 (File No. 001-37524)).

10.25
Deed of Variation, dated as of February 28, 2023, by and between vTv Therapeutics Inc., G42 Investments AI Holding RSC Ltd., and Group 42 Holding Limited (incorporated by reference from Exhibit 10.37 (File No. 001-37524)).

10.26*	Reneo Pharmaceuticals, Inc. Common Stock Repurchase Agreement dated as of October 30, 2023.

10.27
Securities Purchase Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.1 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.28
Registration Rights Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.2 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.29
Amendment to Common Stock and Warrant Purchase Agreement, dated February 27, 2024, by and between vTv Therapeutics Inc. and G42 Investments AI Holdings RSC Ltd (incorporated by reference from Exhibit 10.3 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.30
Amendment to Common Stock Purchase Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc., CinPax, LLC and CinRx Pharma, LLC (incorporated by reference from Exhibit 10.4 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.31
Amendment to Investor Rights Agreement, dated February 27, 2024, by and between vTv Therapeutics Inc. and M&F TTP Holdings Two LLC (as successor in interest to vTv Therapeutics Holdings LLC) (incorporated by reference from Exhibit 10.5 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy dated as of October 2, 2023

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL
________________________________________________

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 13, 2024

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

/s/ Paul J. Sekhri	President, Chief Executive Officer and Executive Chairperson	March 13, 2024
Paul J. Sekhri	(Principal Executive Officer)

/s/ Steven Tuch	Executive Vice President and Chief Financial Officer	March 13, 2024
Steven Tuch	(Principal Financial Officer)

/s/ John A. Fry	Director	March 13, 2024
John A. Fry

/s/ Keith Harris	Director	March 13, 2024
Keith Harris

/s/ Howard L. Weiner	Director	March 13, 2024
Howard L. Weiner

/s/ Richard Nelson	Director and Executive Vice President, Corporate Development	March 13, 2024
Richard Nelson

/s/ Fahed Al Marzooqi	Director	March 13, 2024
Fahed Al Marzooqi

/s/ Raymond Cheong	Director	March 13, 2024
Raymond Cheong

/s/ Srinivas Akkaraju	Director	March 13, 2024
Srinivas Akkaraju

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm PCAOB ID No. (42)	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-7

Notes to Consolidated Financial Statements	F-8
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Accrued Development Costs

Description of the Matter
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has recorded $4.4 million of accrued development costs at December 31, 2023, which includes costs for clinical trial and contract manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost incurred.

Auditing the Company’s accrued development costs is judgmental because the timing and pattern of vendor invoicing may not correspond to the level of services provided and the estimate can incorporate significant assumptions such as expected patient enrollment, site activation, and estimated project duration.

How We Addressed the Matter in Our Audit
To evaluate the accrued development costs, our audit procedures included, among others, reading the Company’s contracts with clinical vendors (including pending change orders), testing the completeness and accuracy of the underlying data used in the estimate of the level of service provided, including evaluating the applicable significant assumptions as discussed above for the in-process contracts with clinical vendors. To assess the significant assumptions, we corroborated the progress of clinical related activities through inquiry with the Company’s operations personnel that oversee the clinical trials and contract manufacturing activities and with information obtained from third party clinical vendor invoices, as well as tested invoices received from clinical vendors subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.
Raleigh, North Carolina
March 13, 2024

vTv Therapeutics Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share and share data)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$9,446	$12,126
Accounts receivable, net	102	173
Promissory note receivable	—	12,243
Prepaid expenses and other current assets	1,044	2,537
Current deposits	65	15
Total current assets	10,657	27,094
Property and equipment, net	117	207
Operating lease right-of-use assets	244	349
Long-term investments	—	5,588
Total assets	$11,018	$33,238
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,242	$7,313
Current portion of operating lease liabilities	169	154
Current portion of contract liabilities	17	17
Current portion of notes payable	191	224
Total current liabilities	10,619	7,708
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	169	338
Warrant liability, related party	110	684
Total liabilities	29,567	27,399
Commitments and contingencies
Redeemable noncontrolling interest	6,131	16,579
Stockholders’ deficit:
Class A common stock, $0.01 par value; 200,000,000 shares authorized and 2,084,973 outstanding as of December 31, 2023 and 2022 (*)	21	21
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of December 31, 2023 and 2022 (*)	6	6
Additional paid-in capital (*)	256,335	254,757
Accumulated deficit	(281,042)	(265,524)
Total stockholders’ deficit attributable to vTv Therapeutics Inc.	(24,680)	(10,740)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$11,018	$33,238
(*) Adjusted retroactively for reverse stock split, see Note 1
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except per share and share data)

	Years Ending December 31,
	2023	2022	2021
Revenue	$—	$2,018	$4,005
Operating expenses:
Research and development	13,595	12,357	13,324
General and administrative	11,907	12,201	12,343
Total operating expenses	25,502	24,558	25,667
Operating loss	(25,502)	(22,540)	(21,662)
Other (expense) income	(1,497)	(3,616)	2,448
Other income – related party	574	946	1,609
Interest income	472	352	1
Interest expense	(13)	(15)	(12)
Loss before income taxes and noncontrolling interest	(25,966)	(24,873)	(17,616)
Income tax provision	—	200	115
Net loss before noncontrolling interest	(25,966)	(25,073)	(17,731)
Less: net loss attributable to noncontrolling interest	(5,716)	(5,909)	(4,744)
Net loss attributable to vTv Therapeutics Inc.	$(20,250)	$(19,164)	$(12,987)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(20,250)	$(19,164)	$(12,987)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	$(9.71)	$(9.98)	$(8.29)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	2,084,973	1,919,788	1,566,204
(*) Adjusted retroactively for reverse stock split, see Note 1
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit
(in thousands, except share data)

For the twelve months ended December 31, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares (*)	Amount (*)	Shares (*)	Amount (*)	Additional Paid-in Capital (*)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2020	$83,895	1,399,160	$14	577,358	$6	$209,914	$(290,036)	$(80,102)
Net loss	(4,744)	—	—	—	—	—	(12,987)	(12,987)
Share-based compensation	—	—	—	—	—	2,356	—	2,356
Issuance of Class A common stock under ATM offering	—	223,221	2	—	—	17,668	—	17,670
Exchange of Class B common stock for Class A common stock	—	9	—	(9)	—	—	—	—
Exercise of stock options	—	519	—	—	—	47	—	47
Issuance of Class A common stock under LPC Agreement	—	98,543	1	—	—	9,086	—	9,087
Change in redemption value of noncontrolling interest	(54,189)	—	—	—	—	—	54,189	54,189
Balances at December 31, 2021	24,962	1,721,452	17	577,349	6	239,071	(248,834)	(9,740)
Net loss	(5,909)	—	—	—	—	—	(19,164)	(19,164)
Share-based compensation	—	—	—	—	—	1,272	—	1,272
Issuance of Class A common stock to collaboration agreement, net of offering costs	—	259,657	3	—	—	5,037	—	5,040
Issuance of Class A common stock under CinRx purchase agreement, net of offering costs	—	103,864	1	—	—	9,377	—	9,378
Change in redemption value of noncontrolling interest	(2,474)	—	—	—	—	—	2,474	2,474
Balances at December 31, 2022	16,579	2,084,973	21	577,349	6	254,757	(265,524)	(10,740)
Net loss	(5,716)	—	—	—	—	—	(20,250)	(20,250)
Share-based compensation	—	—	—	—	—	1,578	—	1,578
Change in redemption value of noncontrolling interest	(4,732)	—	—	—	—	—	4,732	4,732
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)
(*) Adjusted retroactively for reverse stock split, see Note 1
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss before noncontrolling interest	$(25,966)	$(25,073)	$(17,731)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	90	92	89
Loss from G42 Promissory Note early redemption	313	—	—
Non-cash interest income	(100)	(352)	—
Interest expense	—	15	—
Share-based compensation expense	1,578	1,272	2,356
Change in fair value of investments	—	3,585	(2,448)
Realized gain on sale of investment in Reneo Pharmaceuticals, Inc.	(3,061)	—	—
Impairment of investments in Anteris Bio, Inc.	4,245	—	—
Change in fair value of warrants, related party	(574)	(946)	(1,609)
Changes in assets and liabilities:
Accounts receivable	71	(116)	101
Prepaid expenses and other current assets	1,443	(403)	(839)
Other assets	105	—	—
Accounts payable and accrued expenses	2,929	(856)	1,828
Contract liabilities	—	6,760	(1,005)
Other liabilities	(154)	—	(50)
Net cash used in operating activities	(19,081)	(16,022)	(19,308)
Cash flows from investing activities:
Proceed from sale of investments in Reneo Pharmaceuticals, Inc.	4,404	—	—
Purchases of property and equipment	—	(21)	—
Net cash provided by (used in) investing activities	4,404	(21)	—
Cash flows from financing activities:
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	12,030	5,040	—
Proceeds from sale of Class A common stock and warrants, net of offering costs	—	9,746	—
Proceeds from issuance of Class A common stock, net of offering costs	—	—	26,757
Proceeds from exercise of stock options	—	—	47
Proceeds from debt issuance	566	776	887
Repayment of notes payable	(599)	(808)	(715)
Net cash provided by financing activities	11,997	14,754	26,976
Net (decrease) increase in cash, cash equivalents	(2,680)	(1,289)	7,668
Total cash and cash equivalents, beginning of year	12,126	13,415	5,747
Total cash and cash equivalents, end of year	$9,446	$12,126	$13,415
Supplemental cash flow information:
Cash paid for interest	$14	$15	$11
Cash paid for income taxes	$—	$200	$115

Non-cash activities:
Notes receivable recorded at fair value from collaboration partner	$—	$11,891	$—
Change in redemption value of noncontrolling interest	$(4,732)	$(2,474)	$(54,189)
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants.
Various holders own non-voting interests in vTv LLC, representing a 21.7% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 78.3% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement. vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). vTv Therapeutics Inc. also entered into a common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”) and the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). In addition vTv Therapeutics Inc also entered into a sales agreement with Cowen and Company, LLC (“TD Cowen”) (“TD Cowen Sales Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Reverse Stock Split
On November 14, 2023, the Board of Directors of the Company approved a reverse stock split at a ratio of 1-for-40, such that every 40 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), would be combined into one issued and outstanding share of Class A common stock, and every 40 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), would be combined into one issued and outstanding share of Class B Common Stock (together, the “Reverse Stock Split”).
On November 20, 2023, the Company filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a reverse stock split of our Class A common stock and Class B common stock at a ratio of 1-for-40. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Class A common stock and Class B common stock to which a stockholder was entitled resulting from the Reverse Stock Split were rounded up to the nearest whole share. The

Class A common stock began trading on a reverse split-adjusted basis on the Nasdaq on November 21, 2023. The Company’s Class A common stock will continue trading under the symbol “VTVT,” and the new CUSIP number for the Class A common stock following the Reverse Stock Split is 91835204.
The Reverse Stock Split did not reduce the number of authorized shares of Class A and Class B common stock, which remains at 200,000,000 and 100,000,000, respectively and did not change the par value of the common stock, which remains at $0.01 per share.
The Company retroactively adjusted its consolidated financial statements to reflect the Reverse Stock Split. All issued and outstanding common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all warrants to purchase shares of common stock.
A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. The common stock and additional paid-in-capital line items contained in the consolidated financial statements were adjusted to account for the Reverse Stock Split for all periods presented.
The reverse stock split did not have any effect on the number of authorized shares of the Company’s preferred stock, par value of $0.01 per share, remains at 50,000,000 shares. Currently no shares of preferred stock are outstanding.
Going Concern
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through December 31, 2023, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of December 31, 2023, the Company had an accumulated deficit of $281.0 million and has generated net losses in each year of its existence. As of December 31, 2023, the Company's liquidity sources included cash and cash equivalents of $9.4 million.
On February 27, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (the “Private Placement”) (i) an aggregate of 464,377 shares (the “Private Placement Shares”) of our Class A common stock, at a purchase price of $11.81 per share, and (ii) pre-funded warrants (the “Private Placement Pre-Funded Warrants”) to purchase up to an aggregate of 3,853,997 shares of our Class A common stock (the “Private Placement Warrant Shares”) at a purchase price of $11.80 per Private Placement Pre-Funded Warrant (representing the $11.81 per Private Placement Share purchase price less the exercise price of $0.01 per Private Placement Warrant Share). We received aggregate gross proceeds from the Private Placement of approximately $51.0 million, before deducting offering expenses payable by us. The Private Placement Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire.
Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements for at least the next twelve months. We plan to finance our operations into the first quarter of 2026 through the use of our cash and cash equivalents and based on current operating plans, we are evaluating several financing strategies to fund the ongoing and future clinical trials of cadisegliatin, including direct equity investments and the potential licensing and monetization of other Company programs.
As of the issuance date of the Company's December 31, 2022 Form 10-K, the Company disclosed, as required under applicable accounting standards, that substantial doubt existed surrounding the Company's ability to continue as a going concern within one year of the issuance date of the December 31, 2022 consolidated financial statements. Based on the cash and cash equivalents currently available to the Company as discussed above, the Company has concluded there is no longer substantial doubt regarding the ability to continue as a going concern for at least twelve months from the issuance of the December 31, 2023 Form 10-K.
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements See Note 20 for further details.

Note 2: Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions. The balance of the cash account frequently exceeds insured limits. The associated risk of concentration for cash and cash equivalents is mitigated by transferring a majority of our cash to a AAA rated money market account with a creditworthy institution.
One customer represented 100% of the revenue earned during the year ended December 31, 2022, and was attributable from the satisfaction of a development milestone from the First Huadong Amendment (as defined herein). Three customers represented 100% of the revenue earned during the year ended December 31, 2021. The Company did not have any revenue during the year ended December 31, 2023.
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
The Company periodically assesses its property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. No such charges were recognized during the years ended December 31, 2023, 2022 or 2021. There were no assets held for sale at December 31, 2023 or 2022.
Investments
Investments in entities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. The investments are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other (expense) income, net on the Consolidated Statements of Operations.
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
Research and Development
Major components of research and development costs include cash compensation to employees, depreciation expense on research and development property and equipment, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs are expensed as incurred.
The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with numerous contract research and manufacturing organizations. In the normal course of business, the Company contracts with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study.
The Company records nonrefundable advance payments it makes for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expenses in the Consolidated Statements of Operations as the Company receives the related goods or services.
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
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of differences between the consolidated financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.
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
Leases
The Company determines if an arrangement is a lease at inception. Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has elected a practical expedient to not separate its lease and non-lease components and instead account for them as a single lease component.
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
The fair value of restricted stock units (“RSU”) grants is based on the market value of the Class A common stock on the date of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on historical employee turnover rates.

Comprehensive Income
The Company does not have any components of other comprehensive income recorded within its Consolidated Financial Statements, and, therefore, does not separately present a statement of comprehensive income in its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Fair Value Measurements: In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (ASU 2023-07). The ASU expands public entities' segment disclosures by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the Company's Consolidated Financial Statements and disclosures.
Income Taxes: In December 2023, the FASB issued ASU 2023-09: “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company's Consolidated Financial Statements and disclosures, but we expect considerable changes to our income tax footnote.

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), on May 31, 2022, pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense)/income in the Company’s Consolidated Statements of Operations.
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
Contemporaneously with the G42 Purchase Agreement, effective on May 31, 2022, the Company entered into a collaboration and license agreement (the “Cogna Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments (“Cogna”), which requires Cogna to work with the Company in performing clinical trials for cadisegliatin (TP399) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Cogna Agreement, Cogna will obtain a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Cogna agreement, including to develop and commercialize cadisegliatin in the Partner Territory, but will not have access to the various intellectual property (“IP”) related to the license and cadisegliatin. Specifically, the Company will share various protocols with Cogna related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin needed to conduct the trials.
Under the Cogna Agreement, Cogna has the right to develop and commercialize cadisegliatin in the Partner Territory at its own cost once restrictions on the use of the IP have been lifted by the Company. The Cogna Agreement determined which specific countries in the Partner Territory that Cogna may pursue development and commercialization and provides the Company with the ability to determine when Cogna can benefit from this IP through the powers granted to the Company to approve the global development plan. Further, the Company may supply at cost, or Cogna may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date.
Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory at its own cost. The results of each party’s clinical trials will be combined by the Company to seek FDA approval in the United States for cadisegliatin. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligation under the Cogna agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all reference to Cogna herein shall be deemed to refer to G42 Healthcare.
The G42 Purchase Agreement also provides for, following the receipt of the cadisegliatin FDA Approval, at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, is conditioned upon receipt of the cadisegliatin FDA Approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the cadisegliatin FDA Approval will be granted or as to the timing thereof.
Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from Cogna on the net sales of cadisegliatin for a period of at least ten years after the first commercial sale of cadisegliatin in the Partner Territory.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to G42 Investments, the Company considered the closing price of the common stock on the effective date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-K for details of the ASU. Accordingly, the Company determined that cash consideration of $5.7 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $22.04 at the effective date.
A premium was paid on the Class A common stock by G42 Investments of $18.7 million, net of a note receivable discount of $0.6 million. This premium is determined to be the transaction price for all remaining obligations under the agreements, which will be accounted for under ASC 808 or ASC 606 based on determination of the unit of account.
The Company determined that certain commitments under the agreements are in the scope of ASC 808 as both the Company and Cogna are active participants in the clinical trials of cadisegliatin, and both are exposed to significant risks and rewards based on the success of the clinical trials and subsequent FDA approval. Cogna is determined to be a vendor of the Company during the clinical trial phase, working on the Company’s behalf to complete research and development activities, and not in a customer capacity. The Company accounted for the commitments related to the clinical trials, which includes transfer of trial protocols, supply of clinical trial dosages, and collaboration on the joint development committee (“JDC”) as an ASC 808 unit of account, applying the recognition and measurement principles of ASC 606 by analogy. The Company will recognize collaboration revenue for its development activities under ASC 808 over time based on the estimated period of performance.
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of December 31, 2023, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the year ended December 31, 2023.

The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the years ended December 31, 2023 and 2022.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense) income in the Company’s Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 Receivables (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the years ended December 31, 2023 and 2022.
Reneo License Agreement
On December 21, 2017, the Company entered into the Reneo License Agreement, under which Reneo Pharmaceuticals, Inc. ("Reneo") obtained an exclusive, worldwide, sublicensable license to develop and commercialize the Company’s peroxisome proliferation activated receptor delta (PPAR-δ) agonist program, including the compound HPP593, for therapeutic, prophylactic or diagnostic application in humans. Under the terms of the Reneo License Agreement, Reneo paid the Company an upfront cash payment of $3.0 million. The Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $94.5 million. In addition, Reneo is obligated to pay the Company royalty payments at mid-single to low-double digit rates, based on tiers of annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country. As additional consideration, the Company has also received common stock and certain participation rights representing a minority equity interest in Reneo.
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
The Company determined that there was no discernible pattern in which the technology services would be provided during the transfer services period. As such, the Company determined that the straight-line method would be used to recognize revenue over the transfer service period. As of December 31, 2019, revenue allocated to this performance obligation was fully recognized.
During the year ended December 31, 2021, $2.0 million of revenue was recognized due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the year ended December 31, 2021, as the related performance obligation was fully satisfied. The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2023, as it is not considered probable that such payments will be received.
Huadong License Agreement
The Company was a party to a license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”). Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain

Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory. Under the terms of the Huadong License Agreement, as amended, Huadong paid the Company an initial license fee of $8.0 million and is obligated to pay potential development and regulatory milestone payments totaling up to $22.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong receives regulatory approval for a central nervous system indication. In addition, the Company is eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.
On January 14, 2021, the Company entered into the first amendment to the Huadong License Agreement ("First Huadong Amendment") which eliminated the Company’s obligation to sponsor a multi-region clinical trial (the “Phase 2 MRCT”), and corresponding obligation to contribute up to $3.0 million in support of such trial. The amendment also reduced the total potential development and regulatory milestone payments by $3.0 million.
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
The significant performance obligations under the Huadong License Agreement, as amended, were determined to be (i) the exclusive license to develop and commercialize the Company’s GLP-1r program, (ii) technology transfer services related to the chemistry and manufacturing know-how for a defined period after the effective date, (iii) the Company’s obligation to participate on the JDC, and (iv) other obligations considered to be immaterial in nature.
The Company has determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. In the first quarter of 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the year ended December 31, 2022 as the related performance obligation was fully satisfied. No revenue related to this combined performance obligation was recognized during the year ended December 31, 2023.
A portion of the transaction price allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan remained deferred as of December 31, 2023, and revenue will be recognized using the proportional performance model over the period of the Company’s participation on the JDC. The unrecognized amount of the transaction price allocated to this performance obligation as of December 31, 2023 was immaterial. An immaterial amount of revenue for this performance obligation was recognized during the years ended December 31, 2022 and 2021. No revenue was recognized during the year ended December 31, 2023.
On December 18, 2023, vTv LLC received notice from Huadong of their intent to terminate the Huadong License Agreement between vTv LLC and Huadong, dated as of December 21, 2017, as amended on January 14, 2021 (both together constituting the "Agreement"). The termination of the Agreement will not be effective until after both parties negotiate and finalize a termination agreement, to be completed at a future date.
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
The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2023, as it is not considered probable that such payments will be received.
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
On October 16, 2023, the Company received a Section 228(e) notice from Anteris. that the stockholders voted in favor of the dissolution of the Company and the adoption of a plan of Liquidation and Dissolution (“Plan of Dissolution”). The termination became effective on December 24, 2023, and Anteris has since liquidated its assets and ceased business.
JDRF Agreement
In August 2017, the Company entered into the JDRF Agreement to support the funding of the Simplici-T1 Study, an adaptive Phase 1b/2 study to explore the effects of cadisegliatin in type 1 diabetics. The Company initiated this study in the fourth quarter of 2017. The JDRF Agreement was amended in June 2021 to provide additional funding for the Company’s mechanistic study exploring the effects of cadisegliatin on ketone body formation during a period of insulin withdrawal in people with type 1 diabetes. According to the terms of the JDRF Agreement, as amended, JDRF will provide research funding of up to $3.4 million based on the achievement of research and development milestones, with the total funding provided by JDRF not to exceed approximately one-half of the total cost of the project. Additionally, the Company has the obligation to make certain milestone payments to JDRF upon the commercialization, licensing, sale or transfer of cadisegliatin as a treatment for type 1 diabetes.
Payments that the Company receives from JDRF under this agreement are recorded as restricted cash and current liabilities and recognized as an offset to research and development expense, based on the progress of the project, and only to the extent that the restricted cash is utilized to fund such development activities. As of December 31, 2023, the Company had received funding under this agreement of $3.4 million, and research and development costs were offset by $3.4 million.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and nonemployee directors. These awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.6 million, $1.3 million and $2.4 million, respectively, of compensation expense related to share-based awards. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards. As of December 31, 2023, the Company had total unrecognized stock-based compensation expense of approximately $1.6 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.2 years. The weighted average grant date fair value for all option grants during the years ended December 31, 2023, 2022 and 2021 was $24.78, $27.75 and $49.32 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding as well as those exercisable as of December 31, 2023, was an insignificant amount. The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $1.5 million and $2.1 million, respectively.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Expected volatility	121.01% - 126.76%	118.72% - 128.72%	118.75% - 122.17%
Expected life of option, in years	5.5 - 6.1	5.2 - 6.1	5.8 - 6.0
Risk-free interest rate	3.42% - 4.61%	1.59% - 4.31%	1.00% - 1.34%
Expected dividend yield	0.00%	0.00%	0.00%
The following table summarizes the activity related to the stock option awards for the year ended December 31, 2023 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2022	208,586	$87.11
Granted	43,786	29.21
Forfeited	(3,125)	39.84
Awards outstanding at December 31, 2023	249,247	$77.53
Options exercisable at December 31, 2023	142,349	$112.25
Weighted average remaining contractual term	6.6 Years
Options vested and expected to vest at December 31, 2023	215,205	$85.19
Weighted average remaining contractual term	7.3 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2023	2022	2021
Research and development	$425	$406	$599
General and administrative	1,153	866	1,757
Total share-based compensation expense	$1,578	$1,272	$2,356

Note 5: Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$680	$755
Prepaid - other	364	1,782
Total	$1,044	$2,537

Note 6: Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$406	$406
Computers and hardware	69	69
Software	80	80
Furniture and office equipment	49	49
Total property and equipment	604	604
Less: accumulated depreciation and amortization	(487)	(397)
Property and equipment, net	$117	$207
Depreciation expense was $0.1 million for the years ended December 31, 2023, 2022 and 2021.

Note 7: Investments
In connection with the Reneo and Anteris License Agreements, the Company received equity ownership interests of less than 20% of the voting equity of the investees. Further, the Company does not have the ability to exercise significant influence over the investees. As of December 31, 2023 the Company has no investments classified as long-term investments in the Company’s Consolidated Balance Sheets.
Reneo completed its initial public offering in April 2021. Prior to Reneo becoming a publicly-traded company, the Company’s investment in Reneo did not have a readily determinable fair value and was measured at cost less impairment, adjusted for any changes in observable prices, under the measurement alternative. Subsequent to Reneo’s initial public offering, the Company’s investment in Reneo is considered to have a readily determinable fair value and, as such, is adjusted to its fair value each period with changes in fair value recognized as a component of other (expense) income.
The Company’s investment in Anteris does not have a readily determinable fair value and is measured at cost less impairment, adjusted for any changes in observable prices.
On October 16, 2023, the Company received a Section 228(e) notice from Anteris that the stockholders voted in favor of the dissolution of Anteris and the adoption of the Plan of Dissolution. The Company determined the carrying value of this investment was not expected to be recoverable due to the Plan of Dissolution. As a result, the Company recorded a $4.2 million impairment charge during the year ended December 31, 2023.
On October 30, 2023, the Company entered into the Repurchase Agreement with Reneo to purchase all of its common stock held by vTv LLC for total proceeds to vTv LLC of approximately $4.4 million. The Company recognized a realized gain on the sale of its investment in Reneo of $3.1 million for the year ended December 31, 2023. The Company recognized an unrealized loss on its investment in Reneo of $3.6 million for the year ended December 31, 2022. These adjustments were recognized as a component of other (expense)/income in the Company’s Consolidated Statements of Operations.

The Company’s investments consist of the following:

	December 31, 2023	December 31, 2022
Equity investment with readily determinable fair value:
Reneo common stock	$—	$1,343

Equity investment without readily determinable fair values assessed under the measurement alternative:
Anteris preferred stock	—	4,245
Total	$—	$5,588
Note 8: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$4,075	$2,461
Accrued development costs	4,401	3,572
Accrued compensation and related costs	1,466	788
Accrued other	300	492
Total	$10,242	$7,313

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
At December 31, 2023 and 2022, the weighted average incremental borrowing rate for operating leases held by the Company was 9.5%. At December 31, 2023 and 2022, the weighted average remaining lease terms for the operating leases held by the Company were 1.9 years and 2.9 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of December 31, 2023, were as follows (in thousands):

2024	$194
2025	177
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	371
Less: imputed interest	(33)
Present value of lease liabilities	$338

Operating lease cost was $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and December 31, 2022, cash paid for operating leases was $0.2 million and $0.3 million, respectively.

Note 10: Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Short-term financing	191	224
Total notes payable	191	224
Less: Current portion	(191)	(224)
Total notes payable, net of current portion	$—	$—

Note 11: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $9.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2021, the Company made a payment of $2.0 million related to the satisfaction of the milestone to complete the Phase 2 trials for cadisegliatin under this agreement. No such payments were made during the years ended December 31, 2023 or 2022.

Note 12: Stockholders’ Equity
On July 29, 2015, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock and 50,000,000 shares of preferred stock, par value $0.01 per share.
On May 4, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Class A common stock that the Company is authorized to issue from 100,000,000 shares of Class A common stock to 200,000,000 shares of Class A common stock, representing an increase of 100,000,000 shares of authorized Class A common stock, with a corresponding increase in the total authorized common stock, which includes Class A common stock and Class B common stock, from 200,000,000 to 300,000,000, and a corresponding increase in the total authorized capital stock, which includes common stock and preferred stock, from 250,000,000 shares to 350,000,000 shares.
On November 20, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation as amended, to effect a reverse stock split at a ratio of 1-for-40 (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every 40 shares of the Company’s Class A common stock was combined into one issued and outstanding share of Class A Common Stock and every 40 shares of the Company’s Class B common stock was combined into one issued and outstanding share of Class B Common Stock. The Reverse Stock Split did not reduce the number of authorized shares of Class A and Class B common stock, which remained at 200,000,000 and 100,000,000 respectively and did not change the par value of the common stock, which remained at $0.01 per share. The Reverse Stock Split did not have any effect on the number of authorized shares of the Company’s preferred stock, par value of $0.01 per share, which would remain at 50,000,000 shares. Currently no shares of preferred stock are outstanding.
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
G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 259,657 shares of the Company's Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense)/income in the Company’s Consolidated Statements of Operations.
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax, LLC ("CinPax") and CinRx-Pharma, LLC ("CinRx"), pursuant to which the Company agreed to sell to CinPax 103,864 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022.
Common stock is generally recorded at fair value at the date of issuance. In determining the fair value of the Class A common stock issued to CinPax, the Company considered the closing price of the common stock on the Transaction Date. The Company did not make an adjustment to the fair value for sale restrictions on the stock in accordance with guidance recently adopted in ASU 2022-03. See the “Recently Issued Accounting Guidance” in this 10-K for details of the ASU. Accordingly, the Company determined that cash consideration of $3.0 million should be recorded as fair value of the Class A common stock at the effective date, utilizing the Class A common stock closing price of $28.80 at the effective date.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 30,000 shares of common stock at an initial exercise of price of approximately $28.80 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black-Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 19)
The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement (“CinRx MSA”) whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. (see Note 14)

The Company did not identify any other promises in the CinRx Purchase Agreement (aside from the issuance of common shares and the CinRx Warrants) and determined since there is no value ascribed to the CinRx MSA, the right to appoint a member and observer to the board of directors, that the remaining unallocated amount meets the definition of contributed equity and represents the amount in excess of par. The Company, CinPax and CinRx subsequently amended the CinRx Purchase Agreement on February 27, 2024, in connection with the Private Placement. The CinRx Purchase Agreement provides CinPax the right for two years following the Closing to designate a board observer, which has been subsequently approved by the Company’s board.
Previous ATM Offering
In April 2020, the Company entered into the Sales Agreement with Cantor Fitzgerald as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $13.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “Previous ATM Offering”). The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.
On January 14, 2021 and June 25, 2021, the Company filed a prospectus supplement in connection with the Previous ATM Offering to increase the size of the at-the-market offering pursuant to which the Company may offer and sell, from time to time, through or to Cantor Fitzgerald, as sales agent or principal, shares of the Company’s Class A common stock, by an aggregate offering price of $5.5 million and $50.0 million, respectively.
The Sales Agreement with Cantor Fitzgerald was terminated on February 26, 2024.
Lincoln Park Capital Transaction
On November 24, 2020, the Company entered into the LPC Purchase Agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s Class A common stock from time to time over the 36-month term of the LPC Purchase Agreement. The Company has issued 133,282 shares of its Class A common stock to Lincoln Park under the LPC Purchase Agreement through the date of the filing of this Annual Report on Form 10-K.
The LPC Purchase Agreement expired on November 24, 2023.
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
The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value. The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital. During the years ended December 31, 2023, 2022 and 2021 the Company recognized income of $0.3 million, $0.9 million, and $1.6 million, respectively, related to the change in fair value of the Letter Agreement Warrants. These amounts were recognized as a component of other income, related party in the Consolidated Statements of Operations.
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

Loan Agreement Warrants
On October 28, 2016, the Company entered into a Loan Agreement in which the Company issued to the lenders warrants to purchase a total of 3,814 shares of the Company’s Class A common stock at an exercise price of $255.60 per share which expired in October 2023. Additionally, upon funding of the second tranche on March 24, 2017, the Company issued warrants to purchase 950 shares of its Class A common stock at a per share exercise price of $236.80 per share, which aggregate exercise price represents 3.0% of the amount available under the second tranche of the Loan Agreement. The warrants will expire seven years from their date of issuance.

Note 13: Redeemable Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 21.7% noncontrolling interest in vTv LLC (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2023 and 2022, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $6.1 million and $16.6 million, respectively.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2023	2022	2021
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(20,250)	$(19,164)	$(12,987)
Decrease/(Increase) in vTv Therapeutics Inc. accumulated deficit for purchase of LLC Units as a result of common stock issuances	—	(1,061)	(5,084)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(20,250)	$(20,225)	$(18,071)

Note 14: Related-Party Transactions
MacAndrews & Forbes Incorporated
As of December 31, 2023, MacAndrews directly or indirectly controlled 577,108 shares of Class B common stock and directly or indirectly held 912,982 shares of the Company’s Class A common stock. As a result, as of December 31, 2023 MacAndrews’ holdings represented approximately 56.0% of the combined voting power of the Company’s outstanding common stock.
The Company has entered into several agreements with MacAndrews or its affiliates as further detailed below:
Letter Agreements
The Company had previously entered into the Letter Agreements with MacAndrews. Under the terms of the Letter Agreements, during the one year commitment period beginning on the date of each Letter Agreement, the Company had the right to sell to MacAndrews shares of its Class A common stock at a specified price per share, and MacAndrews had the right (exercisable up to three times) to require the Company to sell to it shares of Class A common stock at the same price. The commitment period of each of the Letter Agreements has now expired. In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued the Letter Agreement Warrants to purchase additional shares of the Company’s Class A common stock.

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30 11, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$175.20	$53.20	$73.60	$66.00	$58.40	$64.00
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	4,956	12,966	8,513	—	10,024	9,136
Exercise price of related warrants	$201.60	$61.20	$84.80	$—	$67.20	$73.60
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2023	57,077	187,969	135,869	136,363	171,232	156,250
Remaining shares to be issued as of December 31, 2023	—	—	—	—	—	—
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company's Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of December 31, 2023, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the "Tax Receivable Agreement"), which provides for the payment by the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2023.
Investor Rights Agreement
The Company is party to an investor rights agreement with M&F, as successor in interest to vTv Therapeutics Holdings (the “Investor Rights Agreement”). The Investor Rights Agreement provides M&F with certain demand, shelf and piggyback registration rights with respect to its shares of Class A common stock and also provides M&F with certain governance rights, depending on the size of its holdings of Class A common stock. Under the Investor Rights Agreement, M&F was initially entitled to nominate a majority of the members of the Board of Directors and designate the members of the committees of the Board of Directors. The Investor Rights Agreement was amended on February 27, 2024 to alter M&F governance rights that now entitles M&F the right to designate two members of our Board of Directors, and as part of the Private Placement, the Private Placement Investors have rights to designate three members of our Board of Directors, making it more difficult for a third party to acquire control of our Board. The agreement with the Private Placement Investors also provides that five of our directors must approve certain actions including any acquisition by a third party, which makes it more difficult for our Board of Directors to approve such a transaction.
G42 Investments
On May 31, 2022, the Company entered into a common stock purchase agreement with to G42 Investments pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid on May 31, 2023. As part of the G42 Purchase Agreement, G42 Investments put forward a director as appointee and the Company’s board of directors appointed the new director to the Company’s board on July 11, 2022. On February 28, 2023, the Company and G42 Investments entered into an amendment of the common stock purchase agreement pursuant to which G42 Investments agreed to accelerate payment of the amount due under the G42 Promissory Note. On February 28, 2023, the Company received $12.0 million from G42 Investments, which represented a 3.75% discount to the full amount due under the G42 Promissory Note, in full and final satisfaction of the promissory note, resulting in a loss of $0.3 million and was recognized as a component of other (expense)/income in the Company’s Consolidated Statements of Operations.
CinRx Pharma, LLC
Master Services Agreement
On July 22, 2022, the Company entered into the CinRx MSA with CinRx. Under the CinRx MSA, CinRx provides the Company with consulting and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. As of October 10, 2022, the Company agreed to pay CinRx fees of up to $0.2 million per month until approximately December 2024 in respect of ongoing agreed project proposals under the CinRx MSA, plus out-of-pocket expenses incurred by CinRx on the Company’s behalf. Dr. Jonathan Isaacsohn, who was appointed as chair of the Company’s board of directors on August 9, 2022, is the President and Chief Executive Officer of CinRx. CinPax, a subsidiary of CinRx, currently holds 103,864 shares of the Company’s Class A common stock.

Note 15: Employee Benefit Plan
The Company has a 401(k)-retirement plan in which all of its full-time employees are eligible to participate. The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation. The Company contributed $0.1 million to the plan for each of the years ended December 31, 2023 and 2021.
The Company contributed a de minimis amount to the plan for the year ended December 31, 2022.

Note 16: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the year ended December 31, 2023. The Company's income tax provision for the year ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more likely than not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on December 31, 2023 is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 14, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2023.
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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2023	2022	2021
U.S. statutory tax benefit	$(5,453)	$(5,223)	$(3,699)
Partnership income (federal) not subject to tax to the Company	1,200	1,241	996
Foreign withholding tax	—	158	91
State taxes (net of federal benefit)	(2)	28	(14)
Research and development tax credit	(273)	(172)	(173)
Other	(64)	40	10
Change in valuation allowance	4,592	4,128	2,904
Provision for income taxes	$—	$200	$115
Effective income tax rate	0.0%	(0.8)%	(0.7)%
Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$23,718	$20,314
R&D Tax Credit carryforwards	2,215	1,931
Investment in partnerships	2,726	2,202
Charitable contributions	3	3
Capital loss carryforward	380	—
Total deferred tax assets	29,042	24,450
Valuation allowance	(29,042)	(24,450)
Net deferred tax assets	$—	$—
The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company’s recent operating losses. Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability. Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance. During the year ended December 31, 2023, the Company’s valuation allowance increased by $4.6 million.
The Company has federal net operating loss carryforwards of $109.5 million that will be available to offset future taxable income. Approximately, $38.8 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income. The remaining $70.7 million may be carried forward indefinitely but are only available to offset 80% of future taxable income. The Company has federal research and development tax credits of $2.2 million which expire in varying amounts starting in 2035 to 2043. The Company has federal capital loss carryforwards of $1.8 million which expire in 2028.
The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its consolidated financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2023, the Company had no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2023.
The Company files U.S. federal, New York, North Carolina and Virginia tax returns. The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2019 to 2023.

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
In December 2021, the Company announced a strategic decision to prioritize the development of its lead program cadisegliatin, a novel, oral, liver-selective glucokinase activator. This decision included a reduction in the Company’s workforce affecting approximately 65% of its employees, and as a result the Company recognized severance and benefits costs of $1.6 million on the Consolidated Statement of Operations during the year ended December 31, 2021. The related expense of $0.7 million and $0.9 million has been recognized as a component of research and development and general and administrative expense respectively, within the Consolidated Statements of Operations during the year ended December 31, 2021, based on the responsibilities of the impacted employees. The Company completed its cash payment obligations and made cash payments for severance and benefits costs of $1.5 million and $0.1 million during the year ended December 31, 2022 and 2021, respectively.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(25,966)	$(25,073)	$(17,731)
Less: Net loss attributable to noncontrolling interests	(5,716)	(5,909)	(4,744)
Net loss attributable to vTv Therapeutics Inc.	(20,250)	(19,164)	(12,987)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(20,250)	$(19,164)	$(12,987)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	2,084,973	1,919,788	1,566,204
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	$(9.71)	$(9.98)	$(8.29)
(*) Adjusted retroactively for reverse stock split, see Note 1
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2023	2022	2021
Class B common stock (1) (*)	577,349	577,349	577,349
Common stock options granted under the Plan (*)	249,247	208,586	176,375
Common stock warrants (*)	76,545	80,359	50,359
Total (*)	903,141	866,294	804,083
(*) Adjusted retroactively for reverse stock split, see Note 1
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The Company determined that the G42 Promissory Note receivable was level 2 and the fair value measurement was based on the market yield curves. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2023, 2022 and 2021 (in thousands):

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$110	$—	$—	$110
Total	$110	$—	$—	$110

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$684	$—	$—	$684
Total	$684	$—	$—	$684
_____________________________
(1)Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2023, 2022 and 2021
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at December 31,
2023
Warrant liability, related party	$684	$(574)	$—	$—	$110
Total	$684	$(574)	$—	$—	$110

2022
Warrant liability, related party	1,262	(946)	368	—	684
Total	$1,262	$(946)	$368	$—	$684

2021
Warrant liability, related party	2,871	(1,609)	—	—	1,262
Total	$2,871	$(1,609)	$—	$—	$1,262
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2023, 2022 and 2021. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	79.96% - 89.61%	81.55%	76.94% - 85.88%	82.17%
Risk-free interest rate	4.01% - 4.87%	4.15%	4.11% - 4.43%	4.19%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of December 31, 2023, were:

Expected volatility	82.1%
Expected life of options in years	3.5
Risk-free interest rate	4.0%
Expected dividend yield	—%
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
Note 20: Subsequent Events
Private Placement of Class A Common Shares and Pre-Funded Warrants
On February 27, 2024, we entered into a securities purchase agreement with certain institutional accredited investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (the “Private

Placement”) (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 3,853,997 shares of our Class A common stock at a purchase price of $11.80 per Private Placement Pre-Funded Warrant (representing the $11.81 per Private Placement Share purchase price less the exercise price of $0.01 per Private Placement Warrant Share). We received aggregate gross proceeds from the Private Placement of approximately $51.0 million, before deducting offering expenses payable by us. The Private Placement Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire.
On March 5, 2024, the Company entered into a letter agreement with the Private Placement Investors pursuant to which the Private Placement Investors agreed to exchange an aggregate of 116,493 Private Placement Shares for an aggregate of 116,590 Private Placement Pre-Funded Warrants.
TD Cowen ATM
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.