Form 10-Q
period 2024-03-31
vTv Therapeutics Inc.
filed 2024-05-09
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 9, 2024
Class A common stock, par value $0.01 per share	2,432,857
Class B common stock, par value $0.01 per share	577,349

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Signatures	33

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,255	$9,446
Accounts receivable	981	102
Prepaid expenses and other current assets	571	1,044
Current deposits	65	65
Total current assets	53,872	10,657
Property and equipment, net	95	117
Operating lease right-of-use assets	216	244
Total assets	$54,183	$11,018
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,731	$10,242
Current portion of operating lease liabilities	173	169
Current portion of contract liabilities	17	17
Current portion of notes payable	—	191
Total current liabilities	8,921	10,619
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	125	169
Warrant liability, related party	481	110
Total liabilities	28,196	29,567
Commitments and contingencies
Redeemable noncontrolling interest	—	6,131
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 2,432,857 and 2,084,973 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	24	21
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of March 31, 2024 and December 31, 2023	6	6
Additional paid-in capital	306,887	256,335
Accumulated deficit	(286,121)	(281,042)
Total stockholders’ equity (deficit) attributable to vTv Therapeutics Inc.	20,796	(24,680)
Noncontrolling interest	5,191	—
Total stockholders’ equity (deficit)	25,987	(24,680)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$54,183	$11,018
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,000	$—
Operating expenses:
Research and development	2,649	3,942
General and administrative	3,978	3,485
Total operating expenses	6,627	7,427
Operating loss	(5,627)	(7,427)
Other income, net	—	1,791
Other expense– related party	(371)	(238)
Interest income	79	100
Loss before income taxes and noncontrolling interest	(5,919)	(5,774)
Income tax provision	100	—
Net loss before noncontrolling interest	(6,019)	(5,774)
Less: net loss attributable to noncontrolling interest	(1,154)	(1,275)
Net loss attributable to vTv Therapeutics Inc.	$(4,865)	$(4,499)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(4,865)	(4,499)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	$(1.17)	$(2.16)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	4,141,492	2,084,973
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the three months ended March 31, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)	$—	$(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(4,865)	(4,865)	—	(4,865)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 7)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	220	—	220	—	220
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(69)	(69)
Balances at March 31, 2024	$—	2,432,857	$24	577,349	$6	$306,887	$(286,121)	$20,796	$5,191	$25,987
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 7)

For the three months ended March 31, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares(*)	Amount(*)	Shares(*)	Amount(*)	Additional Paid-in Capital(*)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2022	$16,579	2,084,973	$21	577,349	$6	$254,757	$(265,524)	$(10,740)
Net loss	(1,275)	—	—	—	—	—	(4,499)	(4,499)
Share-based compensation	—	—	—	—	—	343	—	343
Change in redemption value of noncontrolling interest	4,296	—	—	—	—	—	(4,296)	(4,296)
Balances at March 31, 2023	$19,600	2,084,973	$21	577,349	$6	$255,100	$(274,319)	$(19,192)
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss before noncontrolling interest	$(6,019)	$(5,774)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	22	22
Loss from promissory note early redemption	—	313
Non-cash interest income	—	(100)
Share-based compensation expense	220	343
Change in fair value of investments	—	(2,104)
Change in fair value of warrants, related party	371	238
Changes in assets and liabilities:
Accounts receivable	(879)	173
Prepaid expenses and other current assets	473	691
Other assets	28	—
Accounts payable and accrued expenses	(1,511)	1,032
Other liabilities	(40)	—
Net cash used in operating activities	(7,335)	(5,166)
Cash flows from financing activities:
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	50,335	—
Proceeds from promissory note early redemption related to sale of Class A common stock to collaboration partner	—	12,030
Repayment of notes payable	(191)	(224)
Net cash provided by financing activities	50,144	11,806
Net increase in cash and cash equivalents	42,809	6,640
Total cash and cash equivalents, beginning of period	9,446	12,126
Total cash and cash equivalents, end of period	$52,255	$18,766

Non-cash activities:
Change in redemption value of noncontrolling interest	$(214)	$4,296
Reclassification of noncontrolling interest to additional paid-in capital	$5,260	—
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
Various holders own non-voting interests in vTv LLC, representing a 19.2% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 80.8% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 8). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). vTv Therapeutics Inc. entered into a common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”), the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). In addition vTv Therapeutics Inc also entered into a Securities Purchase Agreement with Private Placement Investors and the sales agreement with Cowen and Company, LLC (“TD Cowen”) (“TD Cowen Sales Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through March 31, 2024, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of March 31, 2024, the Company had an accumulated deficit of $286.1 million and has generated net losses in each year of its existence. As of March 31, 2024, the Company’s liquidity sources included cash and cash equivalents of $52.3 million.

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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
One customer represented 100% of the revenue earned during the three months ended March 31, 2024. The Company did not have any revenue during the three months ended March 31, 2023.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (ASU 2023-07). The ASU expands public entities' segment disclosures by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. Early adoption is permitted. Since the Company only has one segment, the Company does not expect an impact when adopting this ASU on the Company's Consolidated Financial Statements and disclosures.
Income Taxes: In December 2023, the FASB issued ASU 2023-09: “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company's Consolidated Financial Statements and disclosures, and we expect considerable changes to our income tax disclosures.

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the “G42 Promissory Note”). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income, net in the Company’s Condensed Consolidated Statements of Operations.
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
Under the Cogna Agreement, Cogna has the right to develop and commercialize the cadisegliatin in the Partner Territory at its own cost once restrictions on the use of the IP have been lifted by the Company. The Cogna Agreement determined which specific countries in the Partner Territory that Cogna may pursue development and commercialization and provides the Company with the ability to determine when Cogna can benefit from this IP through the powers granted to the Company to approve the global development plan. Further, the Company may supply at cost, or Cogna may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the 808 unit of account are concentrated in the clinical trials. As of March 31, 2024, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three months ended March 31, 2024.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three months ended March 31, 2024.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income,net in the Company’s Condensed Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 “Receivables“ (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Condensed Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three months ended March 31, 2024.
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
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. The revenue for this performance obligation has been fully recognized as of March 31, 2024. In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the three months ended March 31, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three months ended March 31, 2023.
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors. These option awards generally vest ratably over a three-year period and the option awards expire after a term of ten years from the date of grant. As of March 31, 2024, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $1.3 million, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $0.80 per option. There were no options granted during the three months ended March 31, 2024. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2024 was de minimis.

On February 23, 2024, in connection with the Private Placement, several directors resigned as members of the Company’s Board of Directors, effective on the closing of the Private Placement. As a result of their resignations, 14,340 stock options to purchase shares of common stock were modified to increase the time period to exercise the options and 7,590 stock options to purchase shares of common stock were modified to accelerate vesting at the termination date. All the unvested options were modified to be fully vested as of the posting of the Private Placement which resulted in a reduction in their fair value. The Company incurred $0.1 million reduction in stock compensation expense for the modifications for the three months ended March 31, 2024.
The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2023	249,247	$77.53
Forfeited	(625)	28.80
Awards outstanding at March 31, 2024	248,622	$77.65
Options exercisable at March 31, 2024	163,336	$102.02
Weighted average remaining contractual term	6.4 Years
Options vested and expected to vest at March 31, 2024	220,524	$83.88
Weighted average remaining contractual term	7.0 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$66	$98
General and administrative	154	245
Total share-based compensation expense	$220	$343
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
At each of March 31, 2024 and December 31, 2023, the weighted average incremental borrowing rate for the operating leases held by the Company was 9.5%. At March 31, 2024 and December 31, 2023, the weighted average remaining lease terms for the operating leases held by the Company were 1.7 years and 1.9 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of March 31, 2024 were as follows (in thousands):

2024 (remaining nine months)	$145
2025	177
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	322
Less: imputed interest	(24)
Present value of lease liabilities	$298
Operating lease cost and the related operating cash flows for the three months ended March 31, 2024 was $0.1 million and was immaterial for the three months ended March 31, 2023.
Note 7: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 19.2% noncontrolling interest in vTv LLC outstanding as of March 31, 2024 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
On February 27, 2024, in connection with the Private Placement financing, the Investor Rights Agreement altered M&F TTP Holdings Two LLC (“M&F”) governance rights such that directors designated by M&F no longer comprised a majority of the Company’s Board of Directors (see Note 9). The redeemable noncontrolling interest redemption feature to exchange vTv Units for cash rather than shares of Class A common stock is a contingent event that is now within control of the Company through the Company’s independent Board of Directors. As a result, $5.3 million representing the fair value of redeemable noncontrolling interest on February 27, 2024, was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to noncontrolling interest as a component of permanent equity.
Prior to February 27, 2024, the Company recorded redeemable noncontrolling interest at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2023, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $6.1 million.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,865)	$(4,499)
Increase in vTv Therapeutics Inc. stockholders' equity (deficit) for sale of vTv Units as a result of common stock issuances	9,564	1,345
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$4,699	$(3,154)
Note 8: Stockholders’ Equity (Deficit)
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
Common Stock and Pre-funded Warrants
In February 2024, the Company entered into a Securities Purchase Agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share and (ii) issued pre-funded warrants to purchase an aggregate of 3,853,997 shares of the Company’s Class A common stock at a price of $11.80 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of March 31, 2024, there were pre-funded warrants to purchase an aggregate of 3,970,587 shares of the Company’s common stock that remained available for exercise.
The pre-funded warrants were classified as a component of permanent equity in the Company's Condensed Consolidated Balance Sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
On March 5, 2024, the Company entered into a letter agreement with the Private Placement Investors pursuant to which the Private Placement Investors agreed to exchange an aggregate of 116,493 Private Placement Shares for an aggregate of 116,590 Private Placement Pre-Funded Warrants.

G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 259,657 shares of the Company's Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the “G42 Promissory Note”). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income, net in the Company’s Condensed Consolidated Statements of Operations.
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax, LLC (“CinPax”) and CinRx-Pharma, LLC (“CinRx”), pursuant to which the Company agreed to sell to CinPax 103,864 shares of the Company’s Class A common stock at a price per share of approximately $96.40, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022.
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
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 30,000 shares of common stock at an initial exercise of price of approximately $28.80 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black-Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Condensed Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 12)
The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration (“FDA Approval”) to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement (“CinRx MSA”) whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time. (see Note 9)
The Company did not identify any other promises in the CinRx Purchase Agreement (aside from the issuance of common shares and the CinRx Warrants) and determined since there is no value ascribed to the CinRx MSA, the right to appoint a member and observer to the board of directors, that the remaining unallocated amount meets the definition of contributed equity and represents the amount in excess of par. The Company, CinPax and CinRx subsequently amended the CinRx Purchase Agreement on February 27, 2024, in connection with the Private Placement. The CinRx Purchase Agreement provides CinPax the right for two years following the Closing to designate a board observer, which has been subsequently approved by the Company’s board.
ATM Offering
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
Note 9: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 577,108 shares of Class B common stock. Further, as of March 31, 2024, MacAndrews directly or indirectly holds 912,982 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 49.5% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of March 31, 2024, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2024.
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
Note 10: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for three months ended March 31, 2024 was $0.1 million representing foreign withholding taxes accrued in connection with revenue recorded under license agreements with foreign entities. The Company did not record an income tax provision for the three months ended March 31, 2023.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on March 31, 2024, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2024.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,019)	$(5,774)
Less: Net loss attributable to noncontrolling interests	(1,154)	(1,275)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,865)	(4,499)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)(*)	4,141,492	2,084,973
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted (*)	$(1.17)	$(2.16)
(*) Adjusted retroactively for reverse stock split

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	March 31, 2024	March 31, 2023
Class B common stock (1)(*)	577,349	577,349
Common stock options granted under the Plan (*)	248,622	227,372
Common stock warrants (*)	75,595	80,359
Total (*)	901,566	885,080
(*) Adjusted retroactively for reverse stock split
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$481	$—	$—	$481
Total	$481	$—	$—	$481

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$110	$—	$—	$110
Total	$110	$—	$—	$110
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended March 31,
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Balance at March 31,
2024
Warrant liability, related party	$110	$371	$—	$—	$481
Total	$110	$371	$—	$—	$481

2023
Warrant liability, related party	$684	$238	$—	$—	$922
Total	$684	$238	$—	$—	$922
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2024. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other expense, related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2024 and December 31, 2023, were:

	March 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	93.31% - 142.10%	101.45%	79.96% - 89.61%	81.55%
Risk-free interest rate	4.45% - 5.25%	4.64%	4.01% - 4.87%	4.15%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of March 31, 2024, were:

Expected volatility	91.6%
Expected life of options in years	3.3
Risk-free interest rate	4.4%
Expected dividend yield	—%
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
Note 13: Subsequent Events
The Company evaluated subsequent events through May 9, 2024 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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
Our research and development expenses by project for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct research and development expense:
Cadisegliatin	$1,563	$3,056
HPP737	10	4
Other projects	213	249
Indirect research and development expense	863	633
Total research and development expense	$2,649	$3,942
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
Interest Income
Interest income represents noncash interest income related to the imputed interest from the G42 Promissory Note receivable using the effective interest method, which ended in 2023, and cash interest income from dividends and interest from our money market account, all of which are recognized in our Condensed Consolidated Statement of Operations.
Other (Expense)/Income, net
Other expense/income primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments in Reneo Pharmaceuticals, Inc ("Reneo"), the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock held by related parties and the loss from the G42 promissory note early redemption on February 28, 2023.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2024	2023	Change
Revenue	$1,000	$—	$1,000
Operating expenses:
Research and development	2,649	3,942	(1,293)
General and administrative	3,978	3,485	493
Total operating expenses	6,627	7,427	(800)
Operating loss	(5,627)	(7,427)	1,800
Interest income	79	100	(21)
Interest expense	—	—	—
Other (expense) income, net	(371)	1,553	(1,924)
Loss before income taxes and noncontrolling interest	(5,919)	(5,774)	(145)
Income tax provision	100	—	100
Net loss before noncontrolling interest	(6,019)	(5,774)	(245)
Less: net loss attributable to noncontrolling interest	(1,154)	(1,275)	121
Net loss attributable to vTv Therapeutics Inc.	$(4,865)	$(4,499)	$(366)
Revenue
Revenue for the three months ended March 31, 2024, includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestones. There was no revenue for the three months ended March 31, 2023.
Research and Development Expenses
Research and development expenses were $2.6 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in research and development expenses during this period of $1.3 million or 32.8%, was primarily driven by i) lower spending on cadisegliatin of $1.5 million, due to decreases in toxicity study costs and drug manufacturing related costs partially offset by increases in clinical trial start-up costs, and ii) an increase in indirect costs and other projects of $0.2 million.
General and Administrative Expenses
General and administrative expenses were $4.0 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses during this period of $0.5 million, or 14.1%, was primarily driven by i) increases of $0.8 million in payroll related costs, ii) increases of $0.3 million in legal expenses, partially offset by iii) decreases of $0.5 million in other general and administrative costs, and iv) decreases of $0.1 million in share-based expense.
Interest Income
Interest income for the three months ended March 31, 2024, of $0.1 million, is related to dividend income from our money market account. Interest income for the three months ended March 31, 2023, of $0.1 million, is related to imputed interest on the promissory notes.
Other (Expense)/Income, Net
Other expense was $0.4 million for the three months ended March 31, 2024, and was driven by losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties (“Related Party Warrants”). Other income was $1.6 million for the three months ended March 31, 2023, and was driven by an unrealized gain related to our investment in Reneo, losses related to the change in the fair value of the outstanding warrants to purchase shares of our stock issued to related parties and the loss from the G42 promissory note early redemption.

Liquidity and Capital Resources
Liquidity
As of March 31, 2024, we had an accumulated deficit of $286.1 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of March 31, 2024, we had cash and cash equivalents of $52.3 million.
On February 27, 2024, the Company closed a private placement financing of up to $51.0 million and additionally granting investors the right to purchase up to an additional $30.0 million of common stock 18 months following the closing of the private placement financing. The financing raised will allow the Company to further advance its lead program for cadisegliatin.
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
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.
Cash Flows

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Net cash used in operating activities	$(7,335)	$(5,166)
Net cash provided by financing activities	50,144	11,806
Net increase in cash and cash equivalents	$42,809	$6,640
Operating Activities
For the three months ended March 31, 2024, our net cash used in operating activities increased by $2.2 million from the three months ended March 31, 2023. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the three months ended March 31, 2024 and 2023.
Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing. For the three months ended March 31, 2023, net cash provided by financing activities was driven by the receipt of proceeds of $12.0 million from the G42 promissory note early redemption.

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
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
Discussion of Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates in 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 1A.    RISK FACTORS
Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The Private Placement Shares and the Private Placement Pre-Funded Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: May 9, 2024

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President and Chief Executive Officer

By:	/s/ Steven Tuch
Steven Tuch
Chief Financial Officer