Form 10-Q
period 2024-09-30
vTv Therapeutics Inc.
filed 2024-11-12
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 12, 2024
Class A common stock, par value $0.01 per share	2,612,257
Class B common stock, par value $0.01 per share	577,349

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

	Signatures	35

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,571	$9,446
Accounts receivable	242	102
Prepaid expenses and other current assets	1,060	1,044
Current deposits	85	65
Total current assets	42,958	10,657
Property and equipment, net	50	117
Operating lease right-of-use assets	156	244
Total assets	$43,164	$11,018
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,226	$10,242
Current portion of operating lease liabilities	181	169
Current portion of contract liabilities	17	17
Current portion of notes payable	—	191
Total current liabilities	6,424	10,619
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	32	169
Warrant liability, related party	82	110
Warrant liability	44	—
Total liabilities	25,251	29,567
Commitments and contingencies
Redeemable noncontrolling interest	—	6,131
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 2,612,257 and 2,084,973 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	26	21
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of September 30, 2024 and December 31, 2023	6	6
Additional paid-in capital	311,060	256,335
Accumulated deficit	(296,084)	(281,042)
Total stockholders’ equity (deficit) attributable to vTv Therapeutics Inc.	15,008	(24,680)
Noncontrolling interest	2,905	—
Total stockholders’ equity (deficit)	17,913	(24,680)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$43,164	$11,018
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(*)	2024	2023(*)
Revenue	$—	$—	$1,000	$—
Operating expenses:
Research and development	3,224	2,824	9,312	11,457
General and administrative	3,282	2,544	10,976	9,338
Total operating expenses	6,506	5,368	20,288	20,795
Operating loss	(6,506)	(5,368)	(19,288)	(20,795)
Other income (expense), net	85	(3,640)	157	(1,514)
Other income (expense) – related party	77	341	(173)	406
Interest income	504	131	1,136	384
Interest expense	—	(4)	—	(6)
Loss before income taxes and noncontrolling interest	(5,840)	(8,540)	(18,168)	(21,525)
Income tax provision	—	—	100	—
Net loss before noncontrolling interest	(5,840)	(8,540)	(18,268)	(21,525)
Less: net loss attributable to noncontrolling interest	(1,057)	(1,886)	(3,440)	(4,753)
Net loss attributable to vTv Therapeutics Inc.	$(4,783)	$(6,654)	$(14,828)	$(16,772)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(4,783)	(6,654)	(14,828)	(16,772)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.88)	$(3.19)	$(2.70)	$(8.04)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	5,456,307	2,084,973	5,498,479	2,084,973
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the three months ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances at June 30, 2024	2,432,857	$24	577,349	$6	$307,746	$(291,301)	$16,475	$3,962	$20,437
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(4,783)	(4,783)	—	(4,783)
Share-based compensation	—	—	—	—	853	—	853	—	853
Issuance of Class A Common Stock under ATM offering	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,057)	(1,057)
Balances at September 30, 2024	2,612,257	$26	577,349	$6	$311,060	$(296,084)	$15,008	$2,905	$17,913

For the three months ended September 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares(*)	Amount(*)	Shares(*)	Amount(*)	Additional Paid-in Capital(*)	Accumulated Deficit	Total Stockholders' Deficit
Balances at June 30, 2023	$18,879	2,084,973	$21	577,349	$6	$255,499	$(280,809)	$(25,283)
Net loss	(1,886)	—	—	—	—	—	(6,654)	(6,654)
Share-based compensation	—	—	—	—	—	433	—	433
Change in redemption value of noncontrolling interest	(6,271)	—	—	—	—	—	6,271	6,271
Balances at September 30, 2023	$10,722	2,084,973	$21	577,349	$6	$255,932	$(281,192)	$(25,233)
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the nine months ended September 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)	$—	$(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(14,828)	(14,828)	—	(14,828)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 7)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	1,932	—	1,932	—	1,932
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Issuance of Class A Common Stock under ATM offering	—	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,355)	(2,355)
Balances at September 30, 2024	$—	2,612,257	$26	577,349	$6	$311,060	$(296,084)	$15,008	$2,905	$17,913
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 7)

For the nine months ended September 30, 2023
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares(*)	Amount(*)	Shares(*)	Amount(*)	Additional Paid-in Capital(*)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2022	$16,579	2,084,973	$21	577,349	$6	$254,757	$(265,524)	$(10,740)
Net loss	(4,753)	—	—	—	—	—	(16,772)	(16,772)
Share-based compensation	—	—	—	—	—	1,175		1,175
Change in redemption value of noncontrolling interest	(1,104)	—	—	—	—	—	1,104	1,104
Balances at September 30, 2023	$10,722	2,084,973	$21	577,349	$6	$255,932	$(281,192)	$(25,233)
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss before noncontrolling interest	$(18,268)	$(21,525)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	67	67
Loss from G42 promissory note early redemption	—	313
Non-cash interest income	—	(100)
Share-based compensation expense	1,932	1,175
Change in fair value of investments	—	(3,044)
Impairment of investments in Anteris Bio, Inc	—	4,245
Change in fair value of warrants, related party	173	(406)
Change in fair value of warrants	(157)	—
Changes in assets and liabilities:
Accounts receivable	(140)	173
Prepaid expenses and other current assets	(36)	665
Other assets	88	—
Accounts payable and accrued expenses	(4,016)	2,270
Other liabilities	(125)	—
Net cash used in operating activities	(20,482)	(16,167)
Cash flows from financing activities:
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	50,335	—
Proceeds from issuance of Class A common stock, net of offering costs	2,463	—
Proceeds from G42 Promissory Note early redemption related to sale of Class A common stock to collaboration partner	—	12,030
Proceeds from debt issuance	—	566
Repayment of notes payable	(191)	(317)
Net cash provided by financing activities	52,607	12,279
Net increase (decrease) in cash and cash equivalents	32,125	(3,888)
Total cash and cash equivalents, beginning of period	9,446	12,126
Total cash and cash equivalents, end of period	$41,571	$8,238

Non-cash activities:
Change in redemption value of noncontrolling interest	$(214)	$(1,104)
Reclassification of noncontrolling interest to additional paid-in capital	$5,260	—
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants and $28.9 million of cash and cash equivalents.
Various holders own non-voting interests in vTv LLC, representing a 18.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 81.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 8). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). vTv Therapeutics Inc. entered into a common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”), the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). In addition vTv Therapeutics Inc. also entered into a Securities Purchase Agreement with Private Placement Investors and the sales agreement with Cowen and Company, LLC (“TD Cowen”) (“TD Cowen Sales Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through September 30, 2024, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of September 30, 2024, the Company had an accumulated deficit of $296.1 million and has generated net losses in each year of its existence. As of September 30, 2024, the Company’s liquidity sources included cash and cash equivalents of $41.6 million.

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
On February 28, 2024, we entered into the TD Cowen Sales Agreement, pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. On September 17, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A common stock, the useful lives of property and equipment and the fair value of the Company’s debt, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
One collaboration partner represented 100% of the revenue earned during the nine months ended September 30, 2024. The Company did not have any revenue during the nine months ended September 30, 2023 or during the three months ended September 30, 2024 and 2023.
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
As of September 30, 2024, the Company has no investments.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the 808 unit of account are concentrated in the clinical trials. As of September 30, 2024, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and nine months ended September 30, 2024.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the three and nine months ended September 30, 2024.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income, net in the Company’s Condensed Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 “Receivables“ (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Condensed Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the three and nine months ended September 30, 2024.
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
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. The revenue for this performance obligation has been fully recognized as of September 30, 2024. In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the nine months ended September 30, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three and nine months ended September 30, 2023.
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of September 30, 2024, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $4.7 million, which is expected to be recognized over a weighted average period of 2.5 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $14.85 and $30.59 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2024 was de minimis.
On February 23, 2024, in connection with the Private Placement, several directors resigned as members of the Company’s Board of Directors, effective on the closing of the Private Placement. As a result of their resignations, 14,340 stock options to purchase shares of common stock were modified to increase the time period to exercise the options and 7,590 stock options to purchase shares of common stock were modified to accelerate vesting at the termination date. All the unvested options were modified to be fully vested as of the posting of the Private Placement which resulted in a reduction in their fair value. The Company incurred $0.1 million reduction in stock compensation expense for the modifications for the nine months ended September 30, 2024.
The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2023	249,247	$77.53
Granted	447,499	13.11
Forfeited	(5,153)	18.75
Awards outstanding at September 30, 2024	691,593	$36.29
Options exercisable at September 30, 2024	237,800	$75.20
Weighted average remaining contractual term	6.9 Years
Options vested and expected to vest at September 30, 2024	551,200	$41.73
Weighted average remaining contractual term	8.2 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$228	$113	$511	$316
General and administrative	625	320	1,421	859
Total share-based compensation expense	$853	$433	$1,932	$1,175
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
Note 6: Leases
In August 2019, the Company leased office space for its headquarters location under an operating lease. This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor. The lease included an option to renew for a five-year term as well as an option to terminate after three years, neither of which was recognized as part of its related right of use assets or lease liabilities as their election was not considered reasonably certain. In November 2022, the Company entered into a second amendment to the lease, (i) to reduce the square footage and (ii) to extend the lease term, which constituted a modification event under ASC 842 and, the lease classification for the asset remains as an operating lease. Further, the second amendment to the lease does not include any material residual value guarantee or restrictive covenants.
At each of September 30, 2024 and December 31, 2023, the weighted average incremental borrowing rate for the operating lease held by the Company was 9.5%. At September 30, 2024 and December 31, 2023, the weighted average remaining lease terms for the operating lease held by the Company were 1.2 years and 1.9 years, respectively.
Maturities of lease liabilities for the Company’s operating lease as of September 30, 2024 were as follows (in thousands):

2024 (remaining three months)	$48
2025	177
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	225
Less: imputed interest	(12)
Present value of lease liabilities	$213
Operating lease cost and the related operating cash flows for the nine months ended September 30, 2024 and 2023 was $0.2 million.
Note 7: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 18.1% noncontrolling interest in vTv LLC outstanding as of September 30, 2024 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(4,783)	$(6,654)	$(14,828)	$(16,772)
(Decrease)/Increase in vTv Therapeutics Inc. stockholders' equity (deficit) for sale of vTv Units as a result of common stock issuances	(1,972)	1,592	7,592	4,212
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(6,755)	$(5,062)	$(7,236)	$(12,560)
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
Common Stock and Pre-funded Warrants
In February 2024, the Company entered into a Securities Purchase Agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share and (ii) issued pre-funded warrants to purchase an aggregate of 3,853,997 shares of the Company’s Class A common stock at a price of $11.80 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of September 30, 2024, there were pre-funded warrants to purchase an aggregate of 3,970,587 shares of the Company’s common stock that remained available for exercise.
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
During the three and nine months ended September 30, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
Note 9: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 577,108 shares of Class B common stock. Further, as of September 30, 2024, MacAndrews directly or indirectly holds 912,982 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 46.7% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of September 30, 2024, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2024.
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
Note 10: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the nine months ended September 30, 2024 was $0.1 million representing foreign withholding taxes accrued in connection with revenue recorded under license agreements with foreign entities. The Company did not record an income tax provision for the three months ended September 30, 2024 and 2023. The Company did not record an income tax provision for the nine months ended September 30, 2023.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on September 30, 2024, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2024.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023(*)	2024	2023(*)
Numerator:
Net loss	$(5,840)	$(8,540)	$(18,268)	$(21,525)
Less: Net loss attributable to noncontrolling interests	(1,057)	(1,886)	(3,440)	(4,753)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(4,783)	(6,654)	(14,828)	(16,772)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	5,456,307	2,084,973	5,498,479	2,084,973
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.88)	$(3.19)	$(2.70)	$(8.04)
(*) Adjusted retroactively for reverse stock split

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	September 30, 2024	September 30, 2023
Class B common stock (1)(*)	577,349	577,349
Common stock options granted under the Plan (*)	691,593	238,636
Common stock warrants (*)	75,595	80,359
Total (*)	1,344,537	896,344
(*) Adjusted retroactively for reverse stock split
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)(2)	$82	$—	$—	$82
Warrant liability	$44	$—	$—	$44
Total	$126	$—	$—	$126

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$110	$—	$—	$110
Total	$110	$—	$—	$110
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.
(2)	CinRx is no longer deemed to be a related party. As a result the CinRx Warrants are no longer included.

	Changes in Level 3 instruments for the nine months ended September 30, 2024
	Balance at January 1, 2024	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Reclass	Balance at September 30, 2024
2024
Warrant liability, related party (1)	$110	$173	$—	$—	$(201)	$82
Warrant liability	$—	$(157)	$—	$—	$201	$44
Total	$110	$16	$—	$—	$—	$126

2023
Warrant liability, related party	$684	$(406)	$—	$—	$—	$278
Total	$684	$(406)	$—	$—	$—	$278

(1)	CinRx is no longer deemed to be a related party. As a result the CinRx Warrants are no longer included.
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three and nine months ended September 30, 2024. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other income (expense), related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of September 30, 2024 and December 31, 2023, were:

	September 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	95.13% - 124.70%	109.42%	79.96% - 89.61%	81.55%
Risk-free interest rate	3.64% - 4.85%	3.79%	4.01% - 4.87%	4.15%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of September 30, 2024, were:

Expected volatility	98.2%
Expected life of options in years	2.75
Risk-free interest rate	3.6%
Expected dividend yield	—%
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
Note 13: Subsequent Events
The Company evaluated subsequent events through November 12, 2024, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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
Company Overview
We are a clinical stage pharmaceutical company focused on treating metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. We have an innovative pipeline of first-in-class small molecule clinical and preclinical drug candidates. Our lead program is cadisegliatin, an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) in development as an adjunctive therapy to insulin for the treatment of type 1 diabetes (“T1D”).
Recent Developments
On October 22, 2024, the Company, received notice from OnKure Therapeutics, formerly Reneo Pharmaceuticals, Inc. ("OnKure"), of its intent to terminate the License Agreement between vTv LLC and Reneo Pharmaceuticals, Inc., dated December 21, 2017, as amended December 20, 2021 (the “Agreement”). Under the Agreement, the Company had granted OnKure an exclusive, worldwide license to intellectual property pertaining to the Company's peroxisome proliferator-activated receptor delta (ppar-δ) agonist program. In its notice, OnKure indicated that it had decided to discontinue development of the program. Under the Agreement, the termination will become effective as of January 20, 2025.

The following table summarizes our drug candidates†, their partnership status and their respective stages of development:

vTv
vTv and Partner
Partner

Product	Indication	Pre-clinical	Phase I	Phase II	Phase III	Partners + Rights
GK Activator Cadisegliatin (TTP399)	**Type 1 Diabetes**					
	Type 2 Diabetes					G42 Healthcare — Certain countries in the Middle East, Africa, and Central Asia
Oral GLP-1R Agonist TTP273	**Type 2 Diabetes**					
Nrf2/Bach1 Modulator HPP971 / HPP3033	**Renal Indications**					
	Undisclosed					
RAGE Antagonist TTP-RA	**Type 1 Diabetes Prevention**					
PDE4 Inhibitor HPP737	**Psoriasis**					NEWSOARA 恒翼生物医药 — Global
RAGE Antagonist Azeliragon	**Glioblastoma / Other Cancers and Cancer Treatment-Related Conditions**					CANTEX PHARMACEUTICALS — Global
Mavodelpar* (HPP593) PPAR-δ Agonist	**Primary Mitochondrial Myopathies (PMM)**					
	Long-chain fatty acid oxidation disorders (LC-FAOD)					

* The License Agreement between vTv LLC and OnKure, dated December 21, 2017, as amended December 20, 2021, will terminate on January 20, 2025.

† These product candidates are under investigation and their safety and efficacy have not been established. There is no guarantee that these products will receive health authority approval or become commercially available for the uses being investigated.

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
In May of 2023, the FDA issued new draft guidance on "Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products" which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes. On July 26, 2024, the FDA issued a clinical hold for the cadisegliatin program, including the CATT1 trial, based on the discovery of a chromatographic signal in a recent human absorption, distribution, metabolism, and excretion (ADME) study of cadisegliatin that could not be resolved by standard mass spectroscopy. The FDA will require a single in vitro study to characterize this signal before the cadisegliatin program, including the CATT1 trial, can resume. At the time of the clinical hold, no patient had been dosed in the CATT1 trial and past clinical studies did not reveal any clinically concerning safety issues. The Company has conducted activities to address the issue identified by FDA and restart clinical trial activities.
The Company continues to work on the design for two international registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2026.

In addition, we continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with type 2 diabetes. We expect that trial to begin in 2025.
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
Our research and development expenses by project for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct research and development expense:
Cadisegliatin	$1,524	$1,854	$5,121	$8,943
Other projects*	110	163	515	475
Indirect research and development expense	1,590	807	3,676	2,039
Total research and development expense	$3,224	$2,824	$9,312	$11,457
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
Other Income (Expense), net
Other income (expense) primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments in OnKure, the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock, the loss from the G42 promissory note early redemption on February 28, 2023 and the impairment charge from Anteris Bio, Inc. (“Anteris”) liquidation and dissolution..

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2024	2023	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,224	2,824	400
General and administrative	3,282	2,544	738
Total operating expenses	6,506	5,368	1,138
Operating loss	(6,506)	(5,368)	(1,138)
Interest income	504	131	373
Interest expense	—	(4)	4
Other income (expense), net	162	(3,299)	3,461
Loss before income taxes and noncontrolling interest	(5,840)	(8,540)	2,700
Income tax provision	—	—	—
Net loss before noncontrolling interest	(5,840)	(8,540)	2,700
Less: net loss attributable to noncontrolling interest	(1,057)	(1,886)	829
Net loss attributable to vTv Therapeutics Inc.	$(4,783)	$(6,654)	$1,871
Revenue
There was no revenue for the three months ended September 30, 2024 and 2023.
Research and Development Expenses
Research and development expenses were $3.2 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase in research and development expenses during this period of $0.4 million or 14.2%, was primarily driven by i) an increase in indirect costs and other projects of $0.7 million and offset by ii) lower spending on cadisegliatin of $0.3 million, due to decreases in toxicity study costs and drug manufacturing related costs partially offset by increases in clinical trial start-up costs.
General and Administrative Expenses
General and administrative expenses were $3.3 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses during this period of $0.7 million, or 29.0%, was primarily driven by i) increases of $0.3 million in share-based expense, ii) increases of $0.2 million in legal expenses and iii) increases of $0.2 million in payroll related costs.
Interest Income
Interest income for the three months ended September 30, 2024, of $0.5 million, is related to dividend income from our money market accounts. Interest income for the three months ended September 30, 2023, of $0.1 million, is related to dividend income from our money market account.
Other Income (Expense), Net
Other income was $0.2 million for the three months ended September 30, 2024, and was driven by gains related to the change in the fair value of the warrants to purchase shares of our own stock. Other expense was $3.3 million for the three months ended September 30, 2023, and was driven by an impairment charge on a cost-method investment of $4.2 million. This was partially offset by an unrealized gain from the Company’s investment in OnKure and gains from changes in the fair value of warrants to purchase shares of our own stock issued to related parties.

Comparison of the nine months ended September 30, 2024 and 2023
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2024	2023	Change
Revenue	$1,000	$—	$1,000
Operating expenses:
Research and development	9,312	11,457	(2,145)
General and administrative	10,976	9,338	1,638
Total operating expenses	20,288	20,795	(507)
Operating loss	(19,288)	(20,795)	1,507
Interest income	1,136	384	752
Interest expense	—	(6)	6
Other expense, net	(16)	(1,108)	1,092
Loss before income taxes and noncontrolling interest	(18,168)	(21,525)	3,357
Income tax provision	100	—	100
Net loss before noncontrolling interest	(18,268)	(21,525)	3,257
Less: net loss attributable to noncontrolling interest	(3,440)	(4,753)	1,313
Net loss attributable to vTv Therapeutics Inc.	$(14,828)	$(16,772)	$1,944
Revenue
Revenue for the nine months ended September 30, 2024 includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestone. There was no revenue for the nine months ended September 30, 2023.
Research and Development Expenses
Research and development expenses were $9.3 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in research and development expenses during the period of $2.1 million, or 18.7%, was primarily driven by i) lower spending on cadisegliatin of $3.8 million due to decreases in toxicity study costs and drug manufacturing related costs, partially offset by increases in clinical trial start-up costs, and ii) increases in indirect costs and other projects of $1.7 million.
General and Administrative Expenses
General and administrative expenses were $11.0 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.6 million or 17.5%, was primarily driven by i) increases of $1.0 million in payroll costs, ii) increases of $0.7 million in legal expense, iii) increases of $0.5 million in share-based expense, partially offset by iv) decreases of $0.6 million in other general and administrative costs.
Interest income
Interest income for the nine months ended September 30, 2024, of $1.1 million, is related to dividend income from our money market accounts. Interest income for the nine months ended September 30, 2023 of 0.4 million is related to imputed interest on the G42 Promissory Note and dividend income from our money market account.
Other Expense Net
Other expense for the nine months ended September 30, 2024 was immaterial. Other expense was $1.1 million for the nine months ended September 30, 2023, and was driven by an impairment charge on a cost-method investment of $4.2 million. This was partially offset by an unrealized gain from the Company’s investment in OnKure and gains from changes in the fair value of warrants to purchase shares of our own stock issued to related parties.

Liquidity and Capital Resources
Liquidity
As of September 30, 2024, we had an accumulated deficit of $296.1 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of September 30, 2024, we had cash and cash equivalents of $41.6 million.
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
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of September 30, 2024, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Cash Flows

	Nine Months Ended September 30,
	2024	2023
(dollars in thousands)
Net cash used in operating activities	$(20,482)	$(16,167)
Net cash provided by financing activities	52,607	12,279
Net increase (decrease) in cash and cash equivalents	$32,125	$(3,888)
Operating Activities
For the nine months ended September 30, 2024, our net cash used in operating activities increased by $4.3 million from the nine months ended September 30, 2023. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the nine months ended September 30, 2024 and 2023.
Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing and proceeds from the TD Cowen ATM Offering of $2.5 million. For the nine months ended September 30, 2023, net cash provided by financing activities was driven by the receipt of proceeds of $12.0 million from the G42 promissory note early redemption.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: November 12, 2024

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Steven Tuch
Steven Tuch
Executive Vice President and Chief Financial Officer