Form 10-K
period 2024-12-31
vTv Therapeutics Inc.
filed 2025-03-20
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 28, 2024, was $23,162,697 (based on the closing sale price as reported on the Nasdaq on such date).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 20, 2025.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	2,612,257
Class B common stock, par value $0.01 per share	577,349
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2024

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

PART I
ITEM 1.    BUSINESS

Overview
We are a clinical stage biopharmaceutical company focused on the development of orally administered treatments for metabolic and inflammatory diseases to minimize their long-term complications and improve the lives of patients. Our lead product candidate, cadisegliatin (TTP399), is an orally administered, small molecule, liver-selective glucokinase activator (“GKA”) that is a potential adjunctive therapy to insulin for the treatment of type 1 diabetes ("T1D"). On March 14, 2025, based upon the Company's submission of a complete response letter, the U.S. Food and Drug Administration ("FDA") lifted the clinical hold that had been placed on the cadisegliatin development program in July 2024. We plan to resume our Phase 3 trial ("the CATT1 trial") in the second quarter of 2025. The CATT1 trial is a double-blind, randomized trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person). The CATT1 trial will randomize 150 patients with T1D on a 1:1:1 basis (i.e., 50 patients for each study arm) to receive 800 mg cadisegliatin daily or twice daily or to receive placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, to assess the potential of cadisegliatin to reduce hyperglycemia. Although we had planned to conduct the primary assessment of efficacy after 6 months and then continue to retain patients in the CATT1 trial for another 6 months to collect safety data, we plan to amend the protocol of the CATT1 trial to remove the second 6-month period, which will allow us to obtain topline data from the trial sooner and expedite the start of the required pivotal trials.
The FDA granted Breakthrough Therapy designation for cadisegliatin as an adjunctive therapy to insulin for the treatment of T1D in 2021. The Breakthrough Therapy designation provides a sponsor with added support and the potential to expedite development and review timelines for a promising new investigational medicine. The Breakthrough Therapy designation for cadisegliatin in T1D was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. In this trial, treatment with cadisegliatin resulted in a clinically meaningful decrease (40%) in the frequency of sever and symptomatic hypoglycemia and in a statistically significant improvement in HbA1c relative to placebo. Cadisegliatin demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking cadisegliatin than those taking placebo. Moreover, a Phase 1 mechanistic study of cadisegliatin in patients with T1D conducted to determine the impact of cadisegliatin on ketone body formation showed no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D.
We also completed a Phase 1 study in healthy male subjects to investigate the absorption, metabolism, and excretion of [14C]-cadisegliatin following single dose oral administration (the "ADME study"). The ADME study results included a radiochromatographic signal that, at the time, could not be further characterized, which led the FDA to impose a clinical hold on the cadisegliatin development program. Based upon extensive testing by two independent laboratories, the Company determined that the radiochromatographic signal identified in the ADME study was an experimental artifact and submitted the results of the investigation to the FDA as part of its complete response. As previously noted, the FDA lifted the clinical hold on March 14, 2025, allowing the Company to resume its clinical development plan for cadisegliatin.
We continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42 Investments”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in patients with type 2 diabetes ("T2D"). The study will randomize 450 patients to assess the potential of cadisegliatin as an adjunct therapy to insulin in patients with T2D. We expect that trial to begin in 2025.
We also continue to work on the design for additional international registrational studies for cadisegliatin in T1D.
In addition to our clinical development program for cadisegliatin, we continue to further the research and development of our other pipeline candidates through collaborations with academic partners and license agreements.

Our Pipeline
The following table summarizes our current drug candidates and their respective stages of development:
Our Strategy
Our primary goal is to advance the development of our lead program cadisegliatin, a novel, oral, liver-selective glucokinase activator. In February 2024, we closed (the “Closing”) a private placement (the “Private Placement”) of our Class A common stock and pre-funded warrants, pursuant to which we received aggregate gross proceeds of approximately $51.0 million, before deducting offering expenses payable by us. The securities purchase agreement for the Private Placement, among other things, grants the investors the right to purchase up to an additional $30.0 million of Class A common stock on or before August 27, 2025. The Private Placement will allow us to continue to advance our lead program for cadisegliatin (TTP399). We are also actively seeking licensing deals for our pipeline assets that are not currently partnered. As key components of our strategy, we are focused on:
•Continuing to advance cadisegliatin (TTP399) as a potential treatment for type 1 diabetes. The FDA granted Breakthrough Therapy designation for cadisegliatin as an adjunctive therapy to insulin for the treatment of T1D in 2021 which was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. Now that the FDA has lifted the clinical hold imposed in July 2024, we plan to reinitiate the CATT1 trial in the second quarter of 2025.
•During 2025, we also will be working on the design and execution of two supportive trials in human volunteers to examine the effects of food on cadisegliatin's pharmacology and the potential effects of cadisegliatin on cardiac function (thorough QT study) as required by FDA guidance. We will also start preparing plans for additional international registrational studies for cadisegliatin in T1D.
In addition, we continue to work with our partner, G42 Investments, to initiate a double-blind randomized controlled Phase 2 trial in the Middle East region in 450 insulin-dependent patients with T2D. We expect that trial to begin in 2025.
•Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our pipeline development programs. We continue to seek additional funding to support the further development of our drug candidates because internal resources are solely focused on the development of cadisegliatin. Support may come from additional strategic collaborations with other pharmaceutical companies, like our partnerships with Cantex and Newsoara or academic or other research organizations. We continue to seek financing, partnering and licensing transactions for the further development of the pipeline assets which have not been partnered.

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
Diabetes Overview
Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin. T1D results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas called beta cells. While the causes of T1D are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of T1D is not believed to be affected by diet or lifestyle. An estimated 1.6 million individuals live with T1D in the U.S. as of 2025, a number which is expected to grow to 2.2 million by 2040. Globally, an estimated 9.8 million individuals live with T1D as of 2025.
Current Treatments for T1D and Their Limitations
Patients with T1D have difficulty achieving and maintaining glycemic control, defined as HbA1c < 7% as recommended by the American Diabetes Association ("ADA"). To maintain appropriate glycemic control, patients with T1D are required to constantly monitor their blood glucose levels, closely manage their diet, and administer insulin via injection or an insulin pump at meal times and in response to changing blood glucose levels. While technology including continuous glucose monitors, insulin pumps and automated insulin delivery systems has advanced to help people with T1D manage this burden, approximately 80% of people with T1D still do not achieve the ADA’s recommended HbA1c levels. Failure to maintain glycemic control results in dangerous excursions into hyperglycemia or hypoglycemia that are potentially fatal. In addition, the accumulated impact of these glycemic excursions can raise a patient’s risk of potentially serious and life-threatening long-term complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage.
Facing a lack of adjunctive treatments for T1D, several existing treatment options for T2D have been investigated in T1D without success. SGLT-1/2 and SGLT-2 inhibitors were temporarily approved in Europe and Japan for certain sub-groups of people with T1D; however, they never received regulatory approval in the U.S. for T1D and were withdrawn from the European market due to safety risks primarily relating to increased risk of diabetic ketoacidosis (“DKA”). Pramlintide (Symlin), an amylin peptide analog approved for mealtime injections, was approved for use in both T1D and T2D in 2005 but has not been adopted widely.
In 2022, the FDA approved teplizumab (Tzield®), a humanized anti-CD3 monoclonal antibody for the treatment of patients with two or more diabetes-related auto-antibodies to delay onset of Stage 3 T1D, and donislecel (Lantidra™), an allogeneic (donor) pancreatic islet cellular therapy for the treatment of patients with T1D who are in poor glycemic control because of recurrent severe hypoglycemia. However, teplizumab does not address the unmet need of existing patients with T1D or those that will eventually develop T1D following any therapeutic delay in disease onset. The use of donislecel is restricted to patients with T1D and recurrent severe hypoglycemic episodes, and requires long-term concurrent immunosuppressive therapy.
Thus, there is a serious unmet medical need to provide people with T1D additional, especially oral, treatment options that can help them to reduce the incidence of hypoglycemia and improve glycemic control (HbA1c) without the risk of DKA or other serious adverse effects.
The Role of Glucokinase Activation in Diabetes
Glucokinase (“GK”) is a key regulator of glucose homeostasis and acts as the physiological glucose sensor, changing its conformation, activity, and/or intracellular location commensurate with changes in blood glucose concentrations. GK has two distinctive characteristics that make it a good choice for a therapeutic target for improving blood glucose control. First, its expression is mostly limited to glucose-sensing tissues (mainly liver cells and pancreatic β-cells), allowing for a focused therapeutic effect. Second, GK acts as a biological sensor for changes in serum glucose levels, modulating changes in the liver's uptake or release of glucose and changes in insulin secretion by β-cells. Activation of GK is attractive as a potential therapy for the treatment of T1D because it may improve overall blood glucose control and specifically reduce the frequency and severity of low blood glucose (hypoglycemic) episodes through a mechanism of action that is entirely distinct from currently marketed oral anti-diabetic drugs (“OAD”).
Cadisegliatin (TTP399)
Cadisegliatin is an orally administered, small molecule, liver-selective GKA in development as an adjunctive therapy to insulin for the treatment of T1D. Cadisegliatin has a novel mechanism of action: liver-selective activation of GK that seeks to provide improved glycemic control and a reduction in the risk of hypoglycemia. Our trials for cadisegliatin to date also suggest that our liver-selective approach to GK activation has the potential to avoid the tolerability issues associated with other GKAs, such as stimulation of insulin secretion independent of ambient blood glucose causing hypoglycemia, increased lipids, and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that cadisegliatin, if approved, has the potential to be a first-in-class OAD due to its liver-selectivity and novel mechanism of action. We have completed ten Phase 1 and three Phase 2 clinical trials of cadisegliatin in patients with type 1 and type 2 diabetes, one of which was six months in duration. In these trials, cadisegliatin was well tolerated with a significant reduction or hypoglycemia observed in the Phase 2 study in T1D and a negligible incidence of hypoglycemia in the T2D studies .
Positive Phase 2 Simplici-T1 Study
In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of cadisegliatin, assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of cadisegliatin in adult patients with T1D over a 12-week period. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for cadisegliatin compared to placebo. Moreover, a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia was observed in patients taking cadisegliatin when compared to those taking placebo.
Mechanistic study
We previously conducted a study to evaluate the impact of liver-selective GK activation on the safety and tolerability of cadisegliatin. In October 2021, we announced positive results from the mechanistic study indicating no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D. Consistent with previous clinical studies of cadisegliatin, the drug was well tolerated with fewer subjects reporting treatment-emergent adverse events in the group taking cadisegliatin than in the placebo group. Importantly, patients taking cadisegliatin reported no events of hypoglycemia, while four events of hypoglycemia were reported in the placebo group.
ADME study
In August 2023, we completed an Open-Label Phase 1 Study in Healthy Male Subjects to Investigate the Absorption, Metabolism, and Excretion of [14C]-cadisegliatin (TTP399) Following Single Dose Oral Administration. Ten participants were dosed. The original results indicated the presence of an unexpected radiochromatographic signal which could not be further characterized at the time and led FDA to issue a clinical hold for the cadisegliatin program in July 2024. vTv initiated a series of studies conducted by two independent laboratories to characterize this signal. The results from these additional investigations concluded that this signal was an experimental artifact, which resulted in the FDA lifting the clinical hold.
Clinical Development Plan
Based upon the positive results of our Phase 2 Simplici-T1 Study, we requested breakthrough treatment designation (BTD) from the FDA which was granted in April 2021.
•Based upon the lifting of the clinical hold imposed in July 2024, we plan to resume our Phase 3 CATT1 trial in the second quarter of 2025. The CATT1 trial is a double-blind, randomized trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person). The CATT1 trial will randomize 150 patients with T1D on a 1:1:1 basis (i.e., 50 patients for each study arm) to receive 800 mg cadisegliatin daily or twice daily or to receive placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, to assess the potential of cadisegliatin to reduce hyperglycemia. Although we had planned to conduct the primary assessment of efficacy after 6 months and then continue to retain patients in the CATT1 trial for another 6 months to collect safety data, we plan to amend the protocol of the CATT1 trial to remove the second 6-month period, which will allow us to obtain topline data from the trial sooner and expedite the start of the required pivotal trials.
During 2025, we also will be working on the design and execution of two supportive trials in human volunteers to examine the effects of food on cadisegliatin's pharmacokinetics and the potential effects of cadisegliatin on cardiac function (thorough QT study) as required by FDA guidance. We will also start preparing plans for additional international registrational studies for cadisegliatin in T1D.
We also will continue to work with our partner, G42 Investments to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in patients with T2D. We expect that trial to begin in 2025.
Preclinical Development
Long-term toxicology studies, development and reproductive toxicology studies, have been completed. Carcinogenicity studies have been completed in 2024 with no untoward findings.
Collaboration Agreements

G42 Transaction
The Company and G42 Investments, entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”) on May 31, 2022, pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note.
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
Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory, at its own cost. The results of each party’s clinical trials may be combined by the Company to seek FDA approval in the United States for cadisegliatin. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligations under the Cogna Agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all references to Cogna herein shall be deemed to refer to G42 Healthcare.
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
CinPax and CinRx Transaction
On July 22, 2022, the Company entered into a Common Stock and Warrant Purchase Agreement (as amended, the "CinRx Purchase Agreement") with CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”), pursuant to which the Company sold to CinPax 103,864 shares of the Company’s Class A common stock, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The Company, CinPax and CinRx subsequently amended the CinRx Purchase Agreement on February 27, 2024, in connection with the Private Placement. The CinRx Purchase Agreement provides CinPax the right for two years following the Closing to designate a board observer, which has been subsequently approved by the Company’s board.
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
Therapeutic use of GLP1-RAs overview
GLP-1 RAs were initially developed to treat T2D but have demonstrated effectiveness in promoting weight loss. The success of GLP-1 RAs in treating obesity has been noteworthy and has positioned GLP-1 RAs as a promising pharmacological intervention for weight management, contributing to improved overall health outcomes for individuals with obesity. The number of indications for GLP-1 RAs also continues to grow steadily. Currently, GLP-1RAs have been approved by the FDA for five indications: T2D, obesity, cardiovascular disease, chronic kidney disease, and sleep apnea. Additionally, GLP-1 RAs are being investigated in clinical trials for a range of other conditions, including diabetes prevention, heart failure, non-alcoholic steatohepatitis (NASH), and osteoarthritis and recent research has highlighted the potential for GLP-1 RAs to be of benefit in over 100 health outcomes, including in addiction, psychotic disorders, neurocognitive illnesses, and cardiovascular events like myocardial infarction and stroke. Additionally, in cystic fibrosis related diabetes (“CFRD”) which presents with abnormally low postprandial stimulation of incretin hormones like GLP-1, an improvement in postprandial hyperglycemia has been demonstrated following prandial administration of GLP-1 agonists.
As the indications for GLP-1 RAs expand, the gastrointestinal (GI) side effects associated with many GLP-1 RAs may pose increasing challenges, particularly for those individuals with pre-existing GI conditions or who do not require weight loss (e.g. CFRD). Therefore, GLP-1 RAs like TTP273, which in studies has shown to be well tolerated, would be particularly useful for indications where GI issues or excessive weight loss are undesirable or even contraindicated.
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

We have completed two Phase 1 clinical trials and one Phase 2 clinical trial of TTP273. In these trials, TTP273 has been demonstrated to be well-tolerated with lower incidences of GI side effects, such as nausea and vomiting, than placebo with minimal weight loss, especially in nonobese patients.
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
In June 2024, the parties entered into the Second Amendment to License Agreement, which provided that upon Newsoara's payment of the upfront fee of $20.0 million, the Newsoara License Agreement would be expanded to a global license. The Second Amendment also requires Newsoara to pay vTv LLC up to $41.5 million in development milestones, $35.0 million in sales-related milestones and royalties in the mid to upper single digits depending upon sales volumes. To date, Newsoara has not paid the upfront fee to expand the license.
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
On May 20, 2024, Cantex announced that the FDA granted Orphan Drug Designation to azeliragon, a well-tolerated once-a-day pill, for the treatment of pancreatic cancer. Cantex has an ongoing clinical trial studying the safety and efficacy of azeliragon in patients refractory to first-line treatment of metastatic pancreatic cancer.
On December 9, 2024, Cantex announced that the FDA granted Orphan Drug Designation to Cantex’s azeliragon for the treatment of brain metastasis from breast cancer.
Inbound Partnerships
Novo Nordisk
In February 2007, we entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use, and commercialize products for the prevention, treatment, control, mitigation, or palliation of human or animal diseases or conditions. As part of this license grant, we obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $7.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

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

Intellectual Property
Patents
We actively protect our commercially important proprietary technology by, among other methods, obtaining, maintaining, and defending our patent rights. We have filed numerous patent applications covering our current drug candidates and our other research and discovery programs in the U.S. and in jurisdictions outside of the U.S., resulting in multiple issued patents. We pursue patent protection for all inventions and improvements throughout development, including, when possible, compositions of matter, crystal forms (polymorphs), methods of use, dosage regimens, formulations, combination therapies, and manufacturing processes.
Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the U.S. can provide exclusionary rights for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product, or its use in treating an approved indication, can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The period of patent term extension in the United States cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries also provide mechanisms to recapture a portion of the patent term lost during regulatory review, similar to patent term extension in the U.S. The amount of patent term that can be recaptured depends on the laws of the relevant jurisdictions.
The patent portfolio for cadisegliatin includes multiple patent families directed to crystal forms, salt forms, formulations, combinations, and methods of use for treating diabetes, among other things, that are filed in the U.S. and abroad. For example, the patent portfolio for cadisegliatin includes a patent family directed to methods of treating patients with type 1 diabetes using cadisegliatin in combination with insulin. The issued U.S. patents, as well as U.S. and foreign patents issuing from pending patent applications, in this patent family would be expected to expire in 2039, absent any patent term adjustments or extensions. The patent portfolio for cadisegliatin also includes three patent families directed to crystal forms, crystalline salt forms, and solid formulations of cadisegliatin, among other things. The issued patents and patents issuing from pending patent applications in these patent families are projected to expire between 2034 and 2041, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions. The patent portfolio for cadisegliatin further includes patent families directed to combinations of cadisegliatin with metformin, DPP-4 inhibitors, or GLP-1r agonists, and their use in methods of treatment. The issued patents and patents issuing from pending patent applications in these additional patent families are projected expected to expire between 2031 and 2033, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions.
The patent portfolio for HPP737 includes issued patents in the U.S. generically covering HPP737 as a composition of matter and methods of use to treat various indications. The issued U.S. patent generically covering HPP737 as a composition of matter will expire no earlier than 2029, absent any patent term adjustments or extensions. The patent portfolio for HPP737 also includes a patent family specifically covering HPP737 and another patent family directed to a crystalline form of HPP737. Any patents issuing from the pending patent applications in these two patent families will expire in 2040, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions.
The patent portfolio for the GLP-1r program includes multiple patent families covering TTP273 directed to composition of matter, crystal forms, non-crystal forms, salt forms, formulations, combinations, and methods of use for treating various indications, among other things. The GLP-1r IP portfolio includes a patent family directed to TTP273 as a composition of matter. The issued patents covering TTP273 as a composition of matter will expire no earlier than 2030, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions. The patent portfolio for TTP273 also includes patent families directed to crystalline, non-crystalline, and crystalline salt forms, and formulations of TTP273, synthetic precursors to, and methods of manufacture of TTP273, as well as combinations of TTP273 and metformin, and their use in methods of treatment, and dosage regimens of TTP273. Patents issuing from pending patent applications in these additional patent families would be expected to expire between 2034 and 2045, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions.
The patent portfolio for the Nrf2/Bach1 program includes a patent family directed to HPP971 and HPP3033 as compositions of matter, among other things. The issued patents in this patent family will expire no earlier than 2031, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions. The patent portfolio for the Nrf2/Bach1 program also includes patent families directed to methods of use in combination with other Nrf2 activator compounds such as dimethyl fumarate and bardoxolone, and methods to treat sickle cell diseases, osteoporosis, and refractive ocular disorders. The issued patents and patents issuing from pending patent applications in these additional patent families are projected to expire between 2035 and 2041, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions.
The patent portfolio for azeliragon also includes patent families covering polymorphs, salt forms, metabolites, degradation products and a synthetic precursor of azeliragon, methods of treatment using select dosage regimens of azeliragon, and methods of treating select patient populations, among other things. The issued patents and patents issuing from pending patent applications in these patent families, are projected to expire between 2028 and 2039, absent any patent term adjustments or extensions in the U.S. and ex-U.S. jurisdictions.
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
Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and medical devices industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.
Potential Competing Products – Type 1 Diabetes
If approved, we expect that our type 1 diabetes investigational drug candidate will compete with oral or injectable non-insulin agents, new insulin formulations or medical devices that are currently marketed or being developed.
An injectable somatostatin type 2 receptor blocker is being developed by Zucara Therapeutics to treat nocturnal hypoglycemia. In addition, in 2024 Diasome Pharmaceuticals began a Phase 2b study to assess the effects of their hepatic directed vesicle (HDV)-based insulin lispro formulation on the incidence of nocturnal hypoglycemia in patients with T1D. In 2023, Carmot Therapeutics has started a phase 2 study of an injectable GLP-1/GIP agonist in overweight or obese patients with T1D to assess its effects on A1c, body weight and continuous glucose monitory ("CGM") metrics including time in hypoglycemia. REMD Biotherapeutics is developing an injectable glucagon receptor monoclonal antibody, volagedimab, which may help address hyperglycemia in T1D, while Adocia is developing an ultra-rapid insulin with the aim to confer glycemic control benefits by reducing post-prandial hyperglycemia. None of these therapies are currently approved or marketed for the treatment of type 1 diabetes.

Other therapies in development focus on either delaying the onset of stage 3 T1D or to preserve, regenerate or replace B cells post stage 3 T1D diagnosis. For example, Teplizumab is an injectable CD-3 targeting immune therapy that was the first disease modifying therapy approved by FDA to delay onset of stage 3 T1D in adults and children while Lantidra is an FDA approved islet cell therapy for patients with T1D who cannot achieve adequate glycemic control because of frequent hypoglycemia. Because islet cell therapy like Lantidra requires adjunctive immunosuppressive therapy, several companies are developing similar therapies that may not require adjunctive immunosuppressive therapy.
The company Biomea is currently in stage 2 development of an oral covalent menin inhibitor which aims to improve B cell function post stage 3 T1D diagnosis to improve overall glycemic control. The company TIXiMED recently initiated a phase 1 study of its drug candidate that targets thioredoxin-interacting protein (TXNIP), a detrimental protein that is elevated in diabetes and leads to beta cell death and dysfunction.
Finally, medical devices such as continuous glucose monitors (CGMs), connected smart insulin pens and automated insulin delivery systems, which tie insulin pumps with CGMs through control algorithm software and allow to constantly adjust insulin delivery in response to changing blood glucose levels, continue to evolve and have already shown to improve glucose control and reduce the risk for hypoglycemia.

Collaboration Revenue and Customers
Most of our collaboration revenue for the years ended December 31, 2024, 2023 and 2022 is related to our licenses of certain compounds in the preclinical stage or clinical stage, including the Huadong License Agreement, which was terminated effective September 1, 2024, and the Newsoara License Agreement. Revenue recognized in these periods relates to the achievement of development milestones.

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
An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice (“GLP”), regulations and standards;
•submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, potency and efficacy of the product candidate for each proposed indication, in accordance with current good clinical practices (“GCP”);

•preparation and submission to the FDA of a new drug application (“NDA”), for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”) and the potential requirement to conduct any post-approval studies required by the FDA.
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
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. In July 2024, the FDA placed the cadisegliatin program on clinical hold based upon a radiochromatographic signal that could not be fully characterized at that time. The FDA subsequently lifted the clinical hold in March 2025, following the Company’s submission of a complete response that demonstrated that the uncharacterized signal was an experimental artifact
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee (“IEC”), and informed consent from subjects. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee and the sponsor of an approved NDA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
Special Expedited Review and Approval Programs
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. Two such programs are breakthrough therapy designation and priority review designation, regenerative advanced therapy designation and accelerated approval.

Specifically, the FDA may designate a product as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Cadisegliatin received Breakthrough Therapy designation from FDA in 2021.
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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCA”), which regulate the distribution and tracing of prescription drug samples at the federal level and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Human Capital
As of December 31, 2024, we had twenty-three employees (eight of whom work in North Carolina), of which at least thirteen hold graduate degrees (including ten doctorate degrees). None of our employees are represented by a labor union, and we consider our employee relations to be good.

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
•our ability to achieve or maintain profitability;
•our financial condition and ability to continue as a going concern:
•our ability to generate revenue in absence of any products approved for sale;

The Development and Regulatory Approval of Our Drug Candidates
•the impact of delays in the commencement, enrollment and completion of our clinical trials, including clinical holds or other regulatory limitations on our clinical development programs;
•potential failure of our clinical trials or our inability to receive regulatory approval for our drug candidates;
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
•the impact of computer system failures, cyberattacks or a deficiency in our cybersecurity;
•the impact of using our financial and human resources to pursue a particular research program or drug candidate and failing to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success;
•the impact of litigation and government investigations, including product liability lawsuits;
•the exposure to uninsured liabilities;

Risks Related to our Common Stock
•our ability to maintain listing of our Class A common stock on Nasdaq
•the potential for conflicts of interest with our directors who have relationships with major investors;
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
•our ability to make distributions from vTv LLC to satisfy our obligations.

Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.
We are a clinical stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $18.5 million, $20.3 million and $19.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had a total accumulated deficit of approximately $299.7 million. We have not commercialized any products and have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of cadisegliatin. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives regulatory approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.
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
We will need additional capital to complete the development and commercialization of cadisegliatin (TTP399) and our other drug candidates. If we are unable to raise sufficient capital for these purposes, we would be forced to delay, reduce or eliminate our product development programs.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we undertake additional clinical trials of cadisegliatin and our other drug candidates and continue to work on our other research programs. Our current capital will not be sufficient for us to complete the development of cadisegliatin or our other drug candidates. As such, we will need to raise additional capital to fund the planned trials for our drug candidates and prior to the commercialization of any of our drug candidates. We are seeking possible additional partnering opportunities for our GKA, GLP-1r and other drug candidates which we believe may provide additional cash for use in our operations and the continuation of the clinical trials for our drug candidates. We also continue to evaluate other financing strategies to fund our ongoing trials. Such financing strategies include direct equity investments and future public offerings of our common stock. The timing and availability of such financing are not yet known.
If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds we may raise through the sale of our Class A common stock under our sales agreement (the “TD Cowen Sales Agreement”) with Cowen & Company, LLC (“TD Cowen”) (the “TD Cowen ATM Offering”). As of March 20, 2025, there remains $47.5 million of availability under the TD Cowen ATM Offering, although the amount of our Class A common stock that we may offer and sell under the TD Cowen ATM Offering during any 12 calendar month period is currently limited to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates pursuant to General Instruction I.B.6 of Form S-3. In addition, our ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. We also will need to raise substantial additional capital in the future to conduct further clinical trials of cadisegliatin and to continue developing our other drug candidates. Although we continue to seek financing, partnering and licensing transactions for the further development of cadisegliatin, these efforts may not be successful. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.
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
There is substantial doubt as to our ability to continue as a going concern. We will need additional financing to execute our business plan, to fund our operations, and to continue as a going concern. Our disclosure regarding the substantial doubt as to our ability to continue as a going concern may hinder our ability to obtain further financing.
To date, we have not generated any product revenue and has not achieved profitable operations, and our current capital will not be sufficient for us to complete the development of our drug candidates. As such, we will need to raise additional capital to fund the planned trials for our drug candidates and prior to the commercialization of any of our drug candidates. As a result of these factors, we have determined that there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, and no assurances can be given that additional funding will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, it may materially and adversely affect our business, financial condition, results of operations, and prospects, and we will need to modify our operational plans to continue as a going concern. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into collaborative or other transactions.
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
Delays in the commencement, enrollment and completion of clinical trials, including but not limited to regulatory clinical holds, could increase our product development costs or limit the regulatory approval of our drug candidates. We do not know whether current or future clinical trials of our drug candidates will begin on time or at all or will be completed on schedule or at all. The commencement, enrollment and completion of our clinical trials can be delayed for a variety of reasons, including:
•inability to reach agreements on acceptable terms with prospective contract research organizations (CRO) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•regulatory objections to commencing or continuing a clinical trial, including the imposition of a clinical hold;
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
Oral non-insulin agents that are currently being developed to treat type 1 diabetes that may compete with cadisegliatin include the menin inhibitor BMF219 and TIXiMED TIX-100, a drug candidate that targets thioredoxin-interacting protein (TXNIP), a detrimental protein that is elevated in diabetes and leads to beta cell death and dysfunction. SGLT-2 inhibitors such as dapagliflozin (Farxiga) and ipragliflozin (Suglat) continue to be approved in Japan for T1D but have not been approved for use in the US due to safety risks including those pertaining to diabetic ketoacidosis.
Injectable agents include the somatostatin type 2 receptor blocker ZT-01 by Zucara to treat nocturnal hypoglycemia, the dual GLP-1/GIP agonist CT-868 for overweight or obese type 1 diabetics, Diasome's liver-targeting HDV Lispro insulin, Adocia's ultrarapid acting biochaperone insulin as well as REMD Biotherapeiutics Volagidemab Glucagon receptor Antagonist.
Teplizumab (Tzield) is a FDA approved immune agent to delay the onset of stage 3 T1D disease progression in adult and pediatric patients.
Lantidra is a FDA pproved allogeneic islet cell transplant therapy indicated for patients with T1D who cannot achieve satisfactory glycemic control because of frequent hypoglycemia. The treatment requires adjunct immunosuppressive therapy to mitigate organ rejection. Vertex continues to develop stem cell-based therapies including VX-880 (phase 3) and VX-264 (encapsulated beta cells, phase 1/2) which are planned to be used with or without concurrent immunosuppressive therapy, respectively. There are several Beta cell replacement programs currently in development by companies including, but not limited to, Sernova, Seraxis, PolTreg, and Sana Biotechnology, which are in early phases 1/2 of clinical development.
Medical device technology such as continuous glucose monitors, Smart Connected Insulin Pens systems and automated insulin delivery systems continue to evolve to address glycemic control and the reduction of hypoglycemia.
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
Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cybersecurity.
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
Affiliates of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) and the investor that participated in the Private Placement (the "Private Placement Investors," and together with MacAndres, our "Significant Investors") have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.
Our Significant Investors hold, directly or indirectly, a significant percentage of our combined voting power. Due to the Significant Investors' ownership and rights under the investor rights agreement (as amended the "Investor Rights Agreement") with an affiliate of MacAndrews, the securities purchase agreement (the "Securities Purchase Agreement") and registration rights agreement (the "Registration Rights Agreement) with the Private Placement Investors, our Amended and Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation") and Second Amended and Restated By-laws (the "By-laws"), the Significant Investors have substantial influence over us and our subsidiaries.
The interests of our Significant Investors may differ from our interests or those of our other stockholders and the concentration of control in our Significant Investors will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of our Significant Investors may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of our Significant Investors, even if such events are in the best interests of our other stockholders. The concentration of voting power with our Significant Investors may have an adverse effect on the price of our Class A common stock. Our company may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of our Class A common stock to decline.
Our directors who have relationships with the Significant Investors may have conflicts of interest with respect to matters involving our company.
One of our directors is affiliated with MacAndrews and two of our directors are associated with the Private Placement Investors. These directors will have fiduciary duties to us and in addition will have duties to MacAndrews and the Private Placement Investors, as applicable. In addition, our Certificate of Incorporation provides that none of MacAndrews, any of our non-employee directors who are employees, affiliates or consultants of MacAndrews or its affiliates (other than us or our subsidiaries) or any of their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to MacAndrews or its affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that such person or affiliate has directed to MacAndrews or its affiliates. As a result, such circumstances may entail real or apparent conflicts of interest with respect to matters affecting both us and MacAndrews or the Private Placement Investors, whose interests, in some circumstances, may be adverse to ours. In addition, as a result of MacAndrews’ and the Private Placement Investors’ indirect ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and MacAndrews, the Private Placement Investors or any of their respective affiliates, including potential business transactions, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.
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
As of December 31, 2024, MacAndrews and its affiliates held 577,108 non-voting common units of vTv LLC (“vTv Units”) and the same number of shares of vTv Therapeutics Inc. Class B common stock as well as an aggregate of 912,982 shares of our Class A common stock. As a result, MacAndrews and its affiliates held shares representing approximately 46.7% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.
We also have issued warrants to MacAndrews to purchase 40,639 shares of our Class A common stock.
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
Further, we have entered into the Investor Rights Agreement with an affiliate of MacAndrews providing certain governance and registration rights. Pursuant to the Investor Rights Agreement, we filed a shelf registration statement on Form S-3 in June 2019 to register certain shares previously issued to MacAndrews. The Investor Rights Agreement was amended on February 27, 2024 to alter MacAndrews' governance rights.
Additionally, we entered into the Securities Purchase Agreement and the Registration Rights Agreement with the Private Placement Investors providing certain governance and registration rights.
On February 23, 2024, the Board of Directors approved the adoption of an equity incentive plan (the "2024 Plan") to replace the existing 2015 Plan and the 2024 Plan was approved by the stockholders at our 2024 annual meeting of shareholders. The 2024 Plan authorizes us to issue equity awards relating to up to an additional 750,000 shares of our Class A Common Stock.
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
Provisions in our Certificate of Incorporation and By-laws and investor agreements, and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our common stock.
Our Certificate of Incorporation and By-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. The provisions include, among others:
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
Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our Certificate of Incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, the Certificate of Incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that MacAndrews and its various successors and affiliates (and transferees of any of them) will not be deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly will not be subject to such restrictions. Further, the Private Placement Investors are also not deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly will not be subject to the restrictions set forth in Section 203 of the Delaware General Corporation Law.
The provisions of our Certificate of Incorporation and By-laws, the significant common stock ownership of the Significant Investors and the ability of the Board of Directors to create and issue a new series of preferred stock or implement a stockholder rights plan could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.
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
Although we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that materially affected our business, financial condition and results of operations, we can provide no assurance that we will not experience a material cybersecurity incident in the future. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For additional information regarding the risks we face from cybersecurity threats, please see the risk factor titled “Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cybersecurity” included in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

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
Holders
As of March 20, 2025, there were approximately 41 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions, we are unable to estimate the total number of beneficial owners represented by these record holders.
Issuer Purchases of Equity Securities
There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2024.

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

Recent Developments
In March 2025, the Company announced that the clinical hold placed by the FDA in July 2024 on the cadisegliatin clinical program was lifted following the Company’s submission of a complete response letter.

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

Our research and development expenses by project for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Direct research and development expense:
Cadisegliatin	$6,026	$10,182	$9,611
Other projects*	490	676	563
Indirect research and development expense	5,030	2,737	2,183
Total research and development expense	$11,546	$13,595	$12,357
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
The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical drug candidates or the period, if any, in which material net cash inflows from these drug candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our drug candidates, including:
•the scope, rate of progress and expense of our clinical trials once resumed as well as any additional, clinical trials and other research and development activities;
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
Other Income (Expense), Net
Other Income (Expense), Net primarily consists of unrealized gains or losses attributable to the changes in fair value of the equity investments, the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock, the loss from the G42 promissory note early redemption on February 28, 2023, the impairment charge from Anteris Bio, Inc. (“Anteris”) liquidation and dissolution and the Common Stock Repurchase Agreement (the "Repurchase Agreement") with Reneo Pharmaceuticals, Inc ("Reneo"), which was later acquired by OnKure in 2024.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Comparison of the years ended December 31, 2024 and 2023
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2024	2023	Change
Revenue	$1,017	$—	$1,017
Operating expenses:
Research and development	11,546	13,595	(2,049)
General and administrative	13,651	11,907	1,744
Total operating expenses	25,197	25,502	(305)
Operating loss	(24,180)	(25,502)	1,322
Interest income	1,565	472	1,093
Interest expense	—	(13)	13
Other income (expense), net	10	(923)	933
Loss before income taxes and noncontrolling interest	(22,605)	(25,966)	3,361
Income tax provision	100	—	100
Net loss before noncontrolling interest	(22,705)	(25,966)	3,261
Less: Net loss attributable to noncontrolling interest	(4,243)	(5,716)	1,473
Net loss attributable to vTv Therapeutics Inc.	$(18,462)	$(20,250)	$1,788
Revenue
Revenue for the year ended December 31, 2024 includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestone and recognition of deferred Huadong revenue. There was no revenue for the year ended December 31, 2023.
Research and Development Expenses
Research and development expenses were $11.5 million and $13.6 million for the years ended December 31, 2024 and 2023, respectively. The decrease in research and development expenses during this period of approximately $2.0 million, or 15.1%, was primarily driven by (i) lower spending on cadisegliatin of $4.2 million, due to decreases in toxicity studies and other clinical trial costs, drug manufacturing costs and (ii) other projects of $0.2 million, partially offset by (iii) an increase in indirect costs of $2.2 million due to increases in payroll and bonus costs.
General and Administrative Expenses
General and administrative expenses were $13.7 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses during this period of approximately $1.7 million, or 14.6%, was primarily driven by (i) an increase in payroll costs of $1.0 million, (ii) an increase in share-based expense of $0.8 million, (iii) an increase in other operating costs of $0.1 million, partially offset by (iv) a decrease of $0.2 million in legal expenses.
Interest Income
Interest income for the year ended December 31, 2024 of $1.6 million is related to interest and dividend income from our money market account. Interest income for the year ended December 31, 2023 of $0.5 million is related to the imputed interest on the G42 Promissory Note and dividend income from our money market account.

Other Income (Expense), Net
Other income was immaterial for the year ended December 31, 2024. Other expense was $0.9 million for the year ended December 31, 2023, and was driven by the recording of an impairment charge on a cost-method investment of $4.2 million offset by a realized gain of $3.1 million related to the Company’s Repurchase Agreement with Reneo as well as the gains related to the change in the fair value of the outstanding warrants to purchase shares of our Class A common stock issued to related parties.

Liquidity and Capital Resources
Liquidity and Going Concern
As of December 31, 2024, we had an accumulated deficit of $299.7 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of December 31, 2024, we had cash and cash equivalents of $36.7 million.
On February 27, 2024, the Company closed a private placement financing of up to $51.0 million and additionally granted investors the right to purchase up to an additional $30.0 million of common stock up to 18 months following the closing of the private placement financing. The financing raised will allow the Company to further advance its lead program for cadisegliatin.
To meet our future funding requirements into the first quarter of 2026, including funding the ongoing and future clinical trials of cadisegliatin (TTP399), we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs. The timing and availability of such additional financing are not yet known and we can provide no assurance that these plans will be successful. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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

ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of December 31, 2024, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.

Cash Flows

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Net cash used in operating activities	$(25,307)	$(19,081)
Net cash provided by investing activities	—	4,404
Net cash provided by financing activities	52,607	11,997
Net increase (decrease) in cash and cash equivalents	$27,300	$(2,680)
Operating Activities
For the year ended December 31, 2024, our net cash used in operating activities increased by $6.2 million from the prior year. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the year ended December 31, 2024. For the year ended December 31, 2023, net cash provided by investing activities was driven by the sale of our investments in Reneo.
Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing and proceeds from the TD Cowen ATM Offering of $2.5 million. For the year ended December 31, 2023, net cash provided by financing activities was driven by the receipt of proceeds of $12.0 million from the G42 Promissory Note early redemption.
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
We plan to finance our operations through the use of our cash and cash equivalents, including cash received from future funding activities. We continue to evaluate financing strategies to fund future clinical trials of cadisegliatin, including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, they may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, although we may sell shares of our Class A common stock pursuant to the TD Cowen ATM Offering, our ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock.
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

Off-Balance Sheet Arrangements
As of December 31, 2024, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.

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

Revenue Recognition
The majority of our revenue results from our license and collaboration agreements associated with the development of investigational drug products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For each contract meeting these criteria, we identify the performance obligations included within the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. We then recognize revenue under each contract as the related performance obligations are satisfied.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2024, we maintained effective internal control over financial reporting.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans
None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 or Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the Years Ended December 31, 2024, 2023 and 2022	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-7
Notes to Consolidated Financial Statements	F-8
(a)(2) Financial Statement Schedules
Not applicable
(a)(3) List of Exhibits

Exhibit Number	Description

1.1
Sales Agreement, dated February 28, 2024, by and between vTv Therapeutics Inc. and Cowen and Company, LLC (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed February 28, 2024 (File No. 001-37524)).

3.1	Amended and Restated Certificate of Incorporation dated July 29, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

3.2
Certificate of Amendment to Certificate of Incorporation of vTv Therapeutics Inc. dated May 4, 2021 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 5, 2021 (File No. 001-37524)).

3.3
Certificate of Amendment of Certificate of Incorporation dated as of November 20, 2023 (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-K, filed March 13, 2024 (File No. 001-37524)).

3.4	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed March 3, 2022 (File No. 001-37524)).

4.1*	Common Stock Purchase Warrant dated July 30, 2018.

4.2*	Amendment to Common Stock Purchase Warrant dated October 26, 2018.

4.3	Form of Warrant Agreement dated December 11, 2018 (incorporated by reference from Exhibit 4.4 to the Company’s Form 10-K, filed March 13, 2024 (File No. 001-37524)).

4.4	Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524)).

4.5	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

4.6*	Description of Capital Stock.

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

10.6	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, dated July 23, 2015 (File No. 333-204951)).

10.7†	vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.8†	vTv Therapeutics Inc. Form of Nonqualified Option Award Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K, filed August 4, 2015 (File No. 001-37524)).

10.9†	vTv Therapeutics Inc. 2024 Equity Incentive Plan (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, dated September 23, 2024 (File No. 333-282290)).

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

10.12	First Amendment to vTv Therapeutics Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 3.5 to the Company’s Form S-8, filed August 3, 2020 (File No. 333-240304)).

10.13
Common Stock Purchase Agreement, dated as of May 31, 2022, by and between vTv Therapeutics Inc. and G42 Investments AI Holding RSC Ltd. (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K, filed June 1, 2022 (File No. 001-37524)).

10.14
Common Stock and Warrant Purchase Agreement, dated as of July 22, 2022, by and among vTv Therapeutics Inc., CinPax, LLC and CinRx Pharma, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524).

10.15†
Employment Agreement, dated as of July 25, 2022, by and between vTv Therapeutics LLC and Paul Sekhri (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.16†
Inducement Award Agreement, dated as of July 26, 2022, by and between vTv Therapeutics Inc. and Paul Sekhri (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed July 27, 2022 (File No. 001-37524)).

10.17†
Employment Agreement, dated as of December 8, 2022, by and between vTv Therapeutics LLC and Steven Tuch (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 13, 2022(File No. 001-37524)).

10.18
Collaboration and License Agreement, dated as of May 31, 2022, by and between vTv Therapeutics, LLC and Cogna Technology Solutions LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on August 15, 2022 (File No. 001-37524)).

10.19
Deed of Novation, dated as of December 21, 2022, by and between vTv Therapeutics LLC, G42 Healthcare Technology Projects LLC and G42 Healthcare Technology Solutions LLC (f/k/a Cogna Technology Solutions LLC) (incorporated by reference from Exhibit 10.36 (File No. 001-37524)).

10.20
Deed of Variation, dated as of February 28, 2023, by and between vTv Therapeutics Inc., G42 Investments AI Holding RSC Ltd., and Group 42 Holding Limited (incorporated by reference from Exhibit 10.37 (File No. 001-37524)).

10.21
Securities Purchase Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.1 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

Exhibit Number	Description
10.22
Registration Rights Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.2 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.23
Amendment to Common Stock and Warrant Purchase Agreement, dated February 27, 2024, by and between vTv Therapeutics Inc. and G42 Investments AI Holdings RSC Ltd (incorporated by reference from Exhibit 10.3 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.24
Amendment to Common Stock Purchase Agreement, dated February 27, 2024, by and among vTv Therapeutics Inc., CinPax, LLC and CinRx Pharma, LLC (incorporated by reference from Exhibit 10.4 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.25
Amendment to Investor Rights Agreement, dated February 27, 2024, by and between vTv Therapeutics Inc. and M&F TTP Holdings Two LLC (as successor in interest to vTv Therapeutics Holdings LLC) (incorporated by reference from Exhibit 10.5 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

10.26*	First Amendment to License Agreement, dated as of November 11, 2020, by and between Newsoara Biopharma Co., Ltd., and vTv Therapeutics LLC.

10.27*	Second Amendment to License Agreement, dated as of June 24, 2024, by and between Newsoara Biopharma Co., Ltd., and vTv Therapeutics LLC.

19.1*	Securities Trading Policy of vTv Therapeutics Inc.

21.1*	Subsidiaries of vTv Therapeutics Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy dated as of October 2, 2023 (incorporated by reference from Exhibit 97.1 to the Company’s Form 10-K, filed March 13, 2024 (File No. 001-37524)).

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL
________________________________________________

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 20, 2025

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

/s/ Paul J. Sekhri	President, Chief Executive Officer and Executive Chairperson	March 20, 2025
Paul J. Sekhri	(Principal Executive Officer)

/s/ Steven Tuch	Executive Vice President and Chief Financial Officer	March 20, 2025
Steven Tuch	(Principal Financial Officer)

/s/ Anne M. Phillips	Director	March 20, 2025
Anne M. Phillips

/s/ Daniel K. Spiegelman	Director	March 20, 2025
Daniel K. Spiegelman

/s/ Richard Nelson	Director and Executive Vice President, Corporate Development	March 20, 2025
Richard Nelson

/s/ Fahed Al Marzooqi	Director	March 20, 2025
Fahed Al Marzooqi

/s/ Raymond Cheong	Director	March 20, 2025
Raymond Cheong

/s/ Srinivas Akkaraju	Director	March 20, 2025
Srinivas Akkaraju

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm PCAOB ID No. (42)	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024, 2023 and 2022	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-7

Notes to Consolidated Financial Statements	F-8
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accrued Development Costs

Description of the Matter
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has recorded $2.3 million of accrued development costs at December 31, 2024, which includes costs for clinical trial and contract manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost incurred.
Auditing the Company’s accrued development costs is judgmental because the timing and pattern of vendor invoicing may not correspond to the level of services provided and the estimate can incorporate significant assumptions such as expected patient enrollment, site activation, and estimated project duration.

How We Addressed the Matter in Our Audit
To evaluate the accrued development costs, our audit procedures included, among others, reading the Company’s contracts with clinical vendors (including pending change orders), testing the completeness and accuracy of the underlying data used in the estimate of the level of service provided, including evaluating the applicable significant assumptions as discussed above for the in-process contracts with clinical vendors. To assess the significant assumptions, we corroborated the progress of clinical related activities through inquiry with the Company’s operations personnel that oversee the clinical trials and contract manufacturing activities and with information obtained from third party clinical vendors, as well as tested invoices received from clinical vendors subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.
Raleigh, North Carolina
March 20, 2025

vTv Therapeutics Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share and share data)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$36,746	$9,446
Accounts receivable, net	62	102
Prepaid expenses and other current assets	1,220	1,044
Current deposits	85	65
Total current assets	38,113	10,657
Property and equipment, net	28	117
Operating lease right-of-use assets	125	244
Total assets	$38,266	$11,018
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,027	$10,242
Current portion of operating lease liabilities	169	169
Current portion of contract liabilities	—	17
Current portion of notes payable	—	191
Total current liabilities	5,196	10,619
Contract liabilities, net of current portion	18,669	18,669
Operating lease liabilities, net of current portion	—	169
Warrant liability, related party	57	110
Warrant liability	43	—
Total liabilities	23,965	29,567
Commitments and contingencies
Redeemable noncontrolling interest	—	6,131
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 2,612,257 and 2,084,973 shares outstanding as of December 31, 2024 and 2023, respectively	26	21
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of December 31, 2024 and 2023	6	6
Additional paid-in capital	311,885	256,335
Accumulated deficit	(299,718)	(281,042)
Total stockholders’ equity (deficit) attributable to vTv Therapeutics Inc.	12,199	(24,680)
Noncontrolling interest	2,102	—
Total stockholders’ equity (deficit)	14,301	(24,680)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$38,266	$11,018

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except per share and share data)

	Years Ending December 31,
	2024	2023(*)	2022(*)
Revenue	$1,017	$—	$2,018
Operating expenses:
Research and development	11,546	13,595	12,357
General and administrative	13,651	11,907	12,201
Total operating expenses	25,197	25,502	24,558
Operating loss	(24,180)	(25,502)	(22,540)
Other income (expense), net	160	(1,497)	(3,616)
Other (expense) income – related party	(150)	574	946
Interest income	1,565	472	352
Interest expense	—	(13)	(15)
Loss before income taxes and noncontrolling interest	(22,605)	(25,966)	(24,873)
Income tax provision	100	—	200
Net loss before noncontrolling interest	(22,705)	(25,966)	(25,073)
Less: net loss attributable to noncontrolling interest	(4,243)	(5,716)	(5,909)
Net loss attributable to vTv Therapeutics Inc.	$(18,462)	$(20,250)	$(19,164)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(18,462)	$(20,250)	$(19,164)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(3.20)	$(9.71)	$(9.98)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	5,771,052	2,084,973	1,919,788
(*) Adjusted retroactively for reverse stock split
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances at December 31, 2021	$24,962	1,721,452	$17	577,349	$6	$239,071	$(248,834)	$(9,740)	$—	$(9,740)
Net loss	(5,909)	—	—	—	—	—	(19,164)	(19,164)	—	(19,164)
Share-based compensation	—	—	—	—	—	1,272	—	1,272	—	1,272
Issuance of Class A common stock to collaboration agreement, net of offering costs	—	259,657	3	—	—	5,037	—	5,040	—	5,040
Issuance of Class A common stock under CinRx purchase agreement, net of offering costs	—	103,864	1	—	—	9,377	—	9,378	—	9,378
Change in redemption value of noncontrolling interest	(2,474)	—	—	—	—	—	2,474	2,474	—	2,474
Balances at December 31, 2022	16,579	2,084,973	21	577,349	6	254,757	(265,524)	(10,740)	—	(10,740)
Net loss	(5,716)	—	—	—	—	—	(20,250)	(20,250)	—	(20,250)
Share-based compensation	—	—	—	—	—	1,578	—	1,578	—	1,578
Change in redemption value of noncontrolling interest	(4,732)	—	—	—	—	—	4,732	4,732		4,732
Balances at December 31, 2023	6,131	2,084,973	21	577,349	6	256,335	(281,042)	(24,680)	—	(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(18,462)	(18,462)	—	(18,462)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 12)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	2,757	—	2,757	—	2,757
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Issuance of Class A Common Stock under ATM offering	—	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(3,158)	(3,158)
Balances at December 31, 2024	$—	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 12)
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss before noncontrolling interest	$(22,705)	$(25,966)	$(25,073)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	89	90	92
Loss from G42 Promissory Note early redemption	—	313	—
Non-cash interest income	—	(100)	(352)
Interest expense	—	—	15
Share-based compensation expense	2,757	1,578	1,272
Change in fair value of investments	—	—	3,585
Realized gain on sale of investment in Reneo Pharmaceuticals, Inc.	—	(3,061)	—
Impairment of investments in Anteris Bio, Inc.	—	4,245	—
Change in fair value of warrants, related party	150	(574)	(946)
Change in fair value of warrants	(160)	—	—
Changes in assets and liabilities:
Accounts receivable	40	71	(116)
Prepaid expenses and other current assets	(196)	1,443	(403)
Other assets	119	105	—
Accounts payable and accrued expenses	(5,215)	2,929	(856)
Contract liabilities	(17)	—	6,760
Other liabilities	(169)	(154)	—
Net cash used in operating activities	(25,307)	(19,081)	(16,022)
Cash flows from investing activities:
Proceed from sale of investments in Reneo Pharmaceuticals, Inc.	—	4,404	—
Purchases of property and equipment	—	—	(21)
Net cash provided by (used in) investing activities	—	4,404	(21)
Cash flows from financing activities:
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	50,335	—	—
Proceeds from issuance of Class A common stock, net of offering costs	2,463	—	—
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	—	12,030	5,040
Proceeds from sale of Class A common stock and warrants, net of offering costs	—	—	9,746
Proceeds from debt issuance	—	566	776
Repayment of notes payable	(191)	(599)	(808)
Net cash provided by financing activities	52,607	11,997	14,754
Net increase (decrease) in cash, cash equivalents	27,300	(2,680)	(1,289)
Total cash and cash equivalents, beginning of year	9,446	12,126	13,415
Total cash and cash equivalents, end of year	$36,746	$9,446	$12,126
Supplemental cash flow information:
Cash paid for interest	$2	$14	$15
Cash paid for income taxes	$100	$—	$200

Non-cash activities:
Notes receivable recorded at fair value from collaboration partner	$—	$—	$11,891
Change in redemption value of noncontrolling interest	$(214)	$(4,732)	$(2,474)
Reclassification of noncontrolling interest to additional paid-in capital	$5,260	$—	$—
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants and $29.2 million of cash and cash equivalents.
Various holders own non-voting interests in vTv LLC, representing a 18.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 81.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 13). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s initial public offering (“IPO”) in 2015, its registered direct offering in March 2019, and its agreeing to be a co-borrower under the Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Silicon Valley Bank (together, the “Lenders”) which was entered into in 2016. vTv Therapeutics Inc. entered into the letter agreements with MacAndrews and Forbes Group LLC (“M&F Group”), a related party and an affiliate of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) in December 2017, July 2018, December 2018, March 2019, September 2019, and December 2019 (each a “Letter Agreement” and collectively, the “Letter Agreements”). vTv Therapeutics Inc. entered into a common stock purchase agreement with G42 Investments AI Holding RSC Ltd (“G42 Investments”) (the “G42 Purchase Agreement”), the common stock and warrant purchase agreement with CinPax, LLC and CinRx, LLC, respectively (the “CinRx Purchase Agreement”). In addition vTv Therapeutics Inc also entered into a Securities Purchase Agreement with Private Placement Investors and the sales agreement with Cowen and Company, LLC (“TD Cowen”) (“TD Cowen Sales Agreement”). vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
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
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through December 31, 2024, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of December 31, 2024, the Company had an accumulated deficit of $299.7 million and has generated net losses in each year of its existence. As of December 31, 2024, the Company's liquidity sources included cash and cash equivalents of $36.7 million.
To meet our future funding requirements into the first quarter of 2026, including funding the ongoing and future clinical trials of cadisegliatin (TTP399), we are evaluating several financing strategies, including direct equity investments and the potential licensing and monetization of other Company programs.
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
Two collaboration partners represented 100% of the revenue earned during the year ended December 31, 2024 and was attributable from the satisfaction of a development milestone from the Newsoara License Agreement and the satisfaction of a performance obligation from the First Huadong Amendment (as defined herein). One collaboration partner represented 100% of the revenue during the year ended December 31, 2022. The Company did not have any revenue during the year ended December 31, 2023.
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
Property and Equipment and other Long-lived Assets
The Company records property and equipment at cost less accumulated depreciation. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.
The estimated useful lives of property and equipment are as follows:

Asset Category	Useful Life (in years)
Computers and hardware	3-5
Furniture and office equipment	3-7
Software	3
Leasehold improvements	Shorter of useful life or remaining term of lease
The Company periodically assesses its property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. No such charges were recognized during the years ended December 31, 2024, 2023 or 2022. There were no assets held for sale at December 31, 2024 or 2023.
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
As of December 31, 2024, the Company has no investments.
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
Noncontrolling Interest
Non-controlling interests have been recorded to reflect the various holders of non-voting interests in vTv LLC, representing an 18.1% economic interest. This non-controlling interest is presented as a separate component of equity in the consolidated balance sheets and as a loss in the consolidated statements of operations.
Prior to February 27, 2024, the Company recorded the noncontrolling interest represented by the vTv Units and the Class B common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. See discussion and additional detail of the noncontrolling interest at Note 12.
Segment and Geographic Information
Operating segments are defined as an enterprise’s components (business activities from which it earns revenue and incurs expenses) for which discrete financial information is (1) available; and (2) is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. All of the Company's principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources. The Company’s business operates in one reportable segment comprised of one operating segment.
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
Accounting Pronouncements Adopted During the Current Year
Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (ASU 2023-07). The ASU expands public entities' segment disclosures by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. For public entities, the provisions within ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 14 for further information on the Company's reportable segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the FASB issued ASU 2023-09: “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company's Consolidated Financial Statements and disclosures, but we expect considerable changes to our income tax disclosures.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This amendment is effective for our annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

Note 3: Collaboration Agreements
G42 Purchase Agreement and Cogna Collaborative and License Agreement
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), on May 31, 2022, pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at May 31, 2023 (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense)/income in the Company’s Consolidated Statements of Operations.
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
Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory at its own cost. The results of each party’s clinical trials may be combined by the Company to seek FDA approval in the United States for cadisegliatin. On December 21, 2022, G42 Healthcare Technology Solutions LLC (formerly known as Cogna Technology Solutions LLC) novated its rights and obligation under the Cogna Agreement to G42 Healthcare Research Technology Projects LLC ("G42 Healthcare"), an affiliate of G42 Investments. As a result of the novation, all reference to Cogna herein shall be deemed to refer to G42 Healthcare.
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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of December 31, 2024, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the year ended December 31, 2024.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the years ended December 31, 2024 and 2023.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense) income in the Company’s Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 Receivables (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the years ended December 31, 2024 and 2023. On February 27, 2024, the Company and G42 Investments further amended the G42 Purchase Agreement in connection with the Private Placement.
Huadong License Agreement
The Company was a party to a license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) (the “Huadong License Agreement”), under which Huadong obtained an exclusive and sublicensable license to develop and commercialize the Company’s glucagon-like peptide-1 receptor agonist (“GLP-1r”) program, including the compound TTP273, for therapeutic uses in humans or animals, in China and certain other Pacific Rim countries, including Australia and South Korea (collectively, the “Huadong License Territory”). Additionally, under the Huadong License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Huadong patent rights and know-how related to the Company’s GLP-1r program for therapeutic uses in humans or animals outside of the Huadong License Territory. Under the terms of the Huadong License Agreement, as amended, Huadong paid the Company an initial license fee of $8.0 million and was obligated to pay potential development and regulatory milestone payments totaling up to $22.0 million, with an additional potential regulatory milestone of $20.0 million if Huadong had received regulatory approval for a central nervous system indication. In addition, the Company was eligible for an additional $50.0 million in potential sales-based milestones, as well as royalty payments ranging from low-single to low-double digit rates, based on tiered sales of licensed products.
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

The Company determined that the license and technology transfer services related to the chemistry and manufacturing know-how represent a combined performance obligation because they were not capable of being distinct on their own. The Company also determined that there was no discernible pattern in which the technology transfer services would be provided during the transfer service period. As such, the Company recognized the revenue related to this combined performance obligation using the straight-line method over the transfer service period. In the first quarter of 2022, the transaction price for this performance obligation was increased by $2.0 million due to the satisfaction of a development milestone under the license agreement. This amount was fully recognized as revenue during the year ended December 31, 2022 as the related performance obligation was fully satisfied. No revenue related to this combined performance obligation was recognized during the year ended December 31, 2024.
A portion of the transaction price was allocated to the obligation to participate in the JDC to oversee the development of products and the Phase 2 MRCT in accordance with the development plan. The revenue was recognized using the proportional performance model over the period of the Company’s participation on the JDC. An immaterial amount of revenue for this performance obligation was recognized during the years ended December 31, 2024 and 2022. No revenue was recognized during the year ended December 31, 2023. The full transaction price has been recognized as of December 31, 2024.
On December 18, 2023, vTv LLC received notice from Huadong of their intent to terminate the Huadong License Agreement between vTv LLC and Huadong, dated as of December 21, 2017, as amended on January 14, 2021 (both together constituting the "Agreement"). The termination of the Agreement was effective September 1, 2024.
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
Pursuant to the terms of the Newsoara License Agreement, the Company is required to provide technology transfer services for a defined period after the effective date. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price has been fully allocated to this combined performance obligation and the related revenue was recognized during the year ended December 31, 2018.
In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the year ended December 31, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the years ended December 31, 2023 and 2022.

The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2024, as it is not considered probable that such payments will be received.
Contract Liabilities

	December 31, 2024	December 31, 2023
Current portion of contract liabilities	$—	$17
Contract liabilities, net of current portion	18,669	18,669
Total contract liabilities	$18,669	$18,686
Changes in short-term and long-term contract liabilities for the year ended December 31, 2024, were as follows:

Contract Liabilities
Balance on January 1, 2024	18,686
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(17)
Balance on December 31, 2024	$18,669
The change in the Company’s contract liabilities for the year ended December 31, 2024, was primarily due to the deferred revenue related to the Huadong Agreement.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and nonemployee directors and these options vest ratably over a four-year period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.8 million, $1.6 million and $1.3 million, respectively, of compensation expense related to share-based awards. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards. As of December 31, 2024, the Company had total unrecognized stock-based compensation expense of approximately $4.7 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. The weighted average grant date fair value for all option grants during the years ended December 31, 2024, 2023 and 2022 was $14.76, $24.78 and $27.75 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding as well as those exercisable as of December 31, 2024, was an insignificant amount. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $2.2 million and $1.5 million, respectively.
On February 23, 2024, in connection with the Private Placement, several directors resigned as members of the Company’s Board of Directors, effective on the closing of the Private Placement. As a result of their resignations, 14,340 stock options to purchase shares of common stock were modified to increase the time period to exercise the options and 7,590 stock options to purchase shares of common stock were modified to accelerate vesting at the termination date. All the unvested options were modified to be fully vested as of the posting of the Private Placement which resulted in a reduction in their fair value. The Company incurred $0.1 million reduction in stock compensation expense for the modifications for the year ended December 31, 2024.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Expected volatility	96.84% - 108.61%	121.01% - 126.76%	118.72% - 128.72%
Expected life of option, in years	5.5 - 6.1	5.5 - 6.1	5.2 - 6.1
Risk-free interest rate	3.44% - 4.36%	3.42% - 4.61%	1.59% - 4.31%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the activity related to the stock option awards for the year ended December 31, 2024 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2023	249,247	$77.53
Granted	461,499	13.14
Forfeited	(5,153)	18.75
Awards outstanding at December 31, 2024	705,593	$35.85
Options exercisable at December 31, 2024	282,946	$66.16
Weighted average remaining contractual term	7.0 Years
Options vested and expected to vest at December 31, 2024	602,671	$39.47
Weighted average remaining contractual term	8.1 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2024	2023	2022
Research and development	$742	$425	$406
General and administrative	2,015	1,153	866
Total share-based compensation expense	$2,757	$1,578	$1,272

Note 5: Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$577	$680
Prepaid - other	643	364
Total	$1,220	$1,044

Note 6: Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$406	$406
Computers and hardware	69	69
Software	12	80
Furniture and office equipment	49	49
Total property and equipment	536	604
Less: accumulated depreciation and amortization	(508)	(487)
Property and equipment, net	$28	$117
Depreciation expense was $0.1 million for the years ended December 31, 2024, 2023 and 2022. The Company had fully depreciated disposals of $0.1 million for the year ended December 31, 2024.

Note 7: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$939	$4,075
Accrued development costs	2,263	4,401
Accrued compensation and related costs	1,509	1,466
Accrued other	316	300
Total	$5,027	$10,242

Note 8: Leases
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
At December 31, 2024 and 2023, the weighted average incremental borrowing rate for operating leases held by the Company was 9.5%. At December 31, 2024 and 2023, the weighted average remaining lease terms for the operating leases held by the Company were 0.9 years and 1.9 years, respectively.
Maturities of lease liabilities for the Company’s operating leases as of December 31, 2024, were as follows (in thousands):

2025	$177
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	177
Less: imputed interest	(8)
Present value of lease liabilities	$169
Operating lease cost was $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024 and December 31, 2023, cash paid for operating leases was $0.2 million.

Note 9: Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Short-term financing	—	191
Total notes payable	—	191
Less: Current portion	—	(191)
Total notes payable, net of current portion	$—	$—

Note 10: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $7.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

Note 11: Stockholders’ Equity (Deficit)
Amendment to Certificate of Incorporation
On July 29, 2015, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock and 50,000,000 shares of preferred stock, par value $0.01 per share.
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

Common Stock and Pre-funded Warrants
In February 2024, the Company entered into a Securities Purchase Agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share and (ii) issued pre-funded warrants to purchase an aggregate of 3,853,997 shares of the Company’s Class A common stock at a price of $11.80 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of December 31, 2024, there were pre-funded warrants to purchase an aggregate of 3,970,587 shares of the Company’s common stock that remained available for exercise.
The pre-funded warrants were classified as a component of permanent equity in the Company's Consolidated Balance Sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
On March 5, 2024, the Company entered into a letter agreement with the Private Placement Investors pursuant to which the Private Placement Investors agreed to exchange an aggregate of 116,493 Private Placement Shares for an aggregate of 116,590 Private Placement Pre-Funded Warrants.
G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 259,657 shares of the Company's Class A common stock, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other income (expense) net, in the Company’s Consolidated Statements of Operations.
CinPax and CinRx Transaction
On July 22, 2022 (the “Transaction Date”), the Company entered into the CinRx Purchase Agreement with CinPax, LLC ("CinPax") and CinRx-Pharma, LLC ("CinRx"), pursuant to which the Company agreed to sell to CinPax 103,864 shares of the Company’s Class A common stock, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022.
The CinRx Purchase Agreement also provides CinRx warrants to purchase up to 30,000 shares of common stock at an initial exercise of price of approximately $28.80 per share (the “CinRx Warrants”). The CinRx Warrants were initially measured at fair value of $0.4 million using the Black-Scholes option model at the time of issuance and will be recorded in Warrant liability related party in the Consolidated Balance Sheets and will be subsequently remeasured at fair value through earnings on a recurring basis. (see Note 18)
The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives approval from the U.S. Food and Drug Administration to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin (the “Product”), or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to the Product to a third party or grants a third party an exclusive license to develop, commercialize and manufacture the Product in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.

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
During the year ended December 31, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
Letter Agreement Warrants
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
The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value. The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital. During the years ended December 31, 2024, 2023 and 2022 the Company recognized $(0.2) million, $0.6 million and $0.9 million respectively in the Consolidated Statement of Operations, related to the change in fair value in related party warrants of which $(0.2) million, $0.3 million, and $0.9 million, respectively, were related to the Letter Agreement Warrants. These amounts were recognized as a component of other (expense) income - related party in the Consolidated Statements of Operations.
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
The warrants issued on December 5, 2017 expired on December 5, 2024.

Note 12: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the outstanding 18.1% noncontrolling interest in vTv LLC (see Note 1). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
On February 27, 2024, in connection with the Private Placement financing, the Investor Rights Agreement altered M&F TTP Holdings Two LLC (“M&F”) governance rights such that directors designated by M&F no longer comprise a majority of the Company’s Board of Directors (see Note 13). The redeemable noncontrolling interest redemption feature to exchange vTv Units for cash rather than shares of Class A common stock is a contingent event that is now within control of the Company through the Company’s independent Board of Directors. As a result, $5.3 million representing the fair value of redeemable noncontrolling interest on February 27, 2024, was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to noncontrolling interest as a component of permanent equity.
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
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2024	2023	2022
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(18,462)	$(20,250)	$(19,164)
Decrease in vTv Therapeutics Inc. stockholders' equity (deficit) for sale of vTv Units as a result of common stock issuances	(7,592)	—	(1,061)
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(26,054)	$(20,250)	$(20,225)
Note 13: Related-Party Transactions
MacAndrews & Forbes Incorporated
As of December 31, 2024, MacAndrews directly or indirectly controlled 577,108 shares of Class B common stock and directly or indirectly held 912,982 shares of the Company’s Class A common stock. As a result, as of December 31, 2024 MacAndrews’ holdings represented approximately 46.7% of the combined voting power of the Company’s outstanding common stock.
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

Certain terms of these Letter Agreements are set forth in the tables below:

	December 5, 2017 Letter Agreement	July 30, 2018 Letter Agreement	December 11, 2018 Letter Agreement	March 18, 2019 Letter Agreement	September 26, 2019 Letter Agreement	December 23, 2019 Letter Agreement
Aggregate dollar value to be sold under agreement	$10.0 million	$10.0 million	$10.0 million	$9.0 million	$10.0 million	$10.0 million
Specified purchase price per share	$175.20	$53.20	$73.60	$66.00	$58.40	$64.00
Expiration date of letter agreement	December 5, 2018	July 30, 2019	December 11, 2019	March 18, 2020	September 26, 2020	December 23, 2020
Shares available to be issued under related warrants	4,956	12,966	8,513	—	10,024	9,136
Exercise price of related warrants	$201.60	$61.20	$84.80	$—	$67.20	$73.60
Expiration date of related warrants	December 5, 2024	July 30, 2025	December 11, 2025		September 26, 2026	December 23, 2026
Total shares issued as of December 31, 2024	57,077	187,969	135,869	136,363	171,232	156,250
Remaining shares to be issued as of December 31, 2024	—	—	—	—	—	—
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company's Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of December 31, 2024, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the "Tax Receivable Agreement"), which provides for the payment by the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2024.
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

Note 14: Segment Information
Our CODM is our President and Chief Executive Officer, Paul Sekhri. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net loss. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of the segment assets is reported on the consolidated balance sheet as total assets.
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any revenue. All of the Company's principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for revenue of $1.0 million and $2.0 million during the years ended December 31, 2024 and 2022, respectively, which were derived from two foreign collaboration partners located in China.
Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Direct research and development expense:
Cadisegliatin	6,026	10,182	9,611
Other projects*	490	676	563
Indirect research and development expense†	5,030	2,737	2,183
Total research and development expense	$11,546	$13,595	$12,357

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Consolidated Statements of Operations. Other segment items consist of (i) general and administrative expenses, which include share-based compensation, (ii) interest and other income (expense) and (iii) income tax expense, all of which are reflected in the Company’s Statements of Operations.

Note 15: Employee Benefit Plan
The Company has a 401(k)-retirement plan in which all of its full-time employees are eligible to participate. The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation. The Company contributed $0.1 million to the plan for each of the years ended December 31, 2024 and 2023.
The Company contributed a de minimis amount to the plan for the year ended December 31, 2022.

Note 16: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company's income tax provision for the year ended December 31, 2024 and 2022 was $0.1 million and $0.2 million, respectively, representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities. The Company did not record an income tax provision for the year ended December 31, 2023.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more likely than not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on December 31, 2024 is due to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 13, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2024.
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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2024	2023	2022
U.S. statutory tax benefit	$(4,747)	$(5,453)	$(5,223)
Partnership income (federal) not subject to tax to the Company	891	1,200	1,241
Foreign withholding tax	79	—	158
State taxes (net of federal benefit)	(928)	(2)	28
Research and development tax credit	(373)	(273)	(172)
Other	190	(64)	40
Change in valuation allowance	4,988	4,592	4,128
Provision for income taxes	$100	$—	$200
Effective income tax rate	(0.4)%	0.0%	(0.8)%
Significant components of our net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$27,819	$23,718
R&D Tax Credit carryforwards	2,491	2,215
Investment in partnerships	3,322	2,726
Charitable contributions	2	3
Capital loss carryforward	395	380
Total deferred tax assets	34,030	29,042
Valuation allowance	(34,030)	(29,042)
Net deferred tax assets	$—	$—
The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company’s recent operating losses. Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability. Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance. During the year ended December 31, 2024, the Company’s valuation allowance increased by $5.0 million.
The Company has federal net operating loss carryforwards of $125.8 million that will be available to offset future taxable income. Approximately, $38.8 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income. The remaining $86.9 million may be carried forward indefinitely but are only available to offset 80% of future taxable income. The Company has federal research and development tax credits of $2.5 million which expire in varying amounts starting in 2035 to 2043. In addition, the Company has North Carolina net operating loss carryforwards of approximately $59.7 million which are set to expire beginning in 2030 through 2039.
The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its consolidated financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024, the Company had no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2024.
The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2021 to 2024.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023(*)	2022(*)
Numerator:
Net loss	$(22,705)	$(25,966)	$(25,073)
Less: Net loss attributable to noncontrolling interests	(4,243)	(5,716)	(5,909)
Net loss attributable to vTv Therapeutics Inc.	(18,462)	(20,250)	(19,164)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(18,462)	$(20,250)	$(19,164)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	5,771,052	2,084,973	1,919,788
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(3.20)	$(9.71)	$(9.98)
(*) Adjusted retroactively for reverse stock split, see Note 1

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the year ended December 31, 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2024	2023(*)	2022(*)
Class B common stock (1) (*)	577,349	577,349	577,349
Common stock options granted under the Plan (*)	705,593	249,247	208,586
Common stock warrants (*)	70,639	76,545	80,359
Total (*)	1,353,581	903,141	866,294
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2024, 2023 and 2022 (in thousands):

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)(2)	$57	$—	$—	$57
Warrant liability(1)	$43	$—	$—	$43
Total	$100	$—	$—	$100

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.
(2)	CinRx is no longer deemed to be a related party. As a result the CinRx Warrants are no longer included.

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability, related party (1)	$110	$—	$—	$110
Total	$110	$—	$—	$110
_____________________________
(1)Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 Instruments for the years ended December 31, 2024, 2023 and 2022
	Balance at January 1	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Reclass	Balance at December 31, 2024
2024
Warrant liability, related party (1)(2)	$110	$150	$—	$—	$(203)	$57
Warrant liability(1)	—	(160)	—	—	203	43
Total	$110	$(10)	$—	$—	$—	$100

2023
Warrant liability, related party (1)	684	(574)	—	—		110
Total	$684	$(574)	$—	$—	$—	$110

2022
Warrant liability, related party (1)	1,262	(946)	368	—		684
Total	$1,262	$(946)	$368	$—	$—	$684

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.
(2)	CinRx is no longer deemed to be a related party. As a result the CinRx Warrants are no longer included.
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the years ended December 31, 2024, 2023 and 2022. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company's common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants were:

	December 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	88.01% - 116.31%	105.97%	79.96% - 89.61%	81.55%
Risk-free interest rate	4.17% - 4.25%	4.23%	4.01% - 4.87%	4.15%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of December 31, 2024, were:

	December 31, 2024	December 31, 2023
Expected volatility	96.5%	82.1%
Expected life of options in years	2.5	3.5
Risk-free interest rate	4.3%	4.0%
Expected dividend yield	—%	—%
The weighted average expected volatility and risk-free interest rate was based on the relative fair values of the warrants.

Changes in the unobservable inputs noted above would impact the amount of the liability for the Letter Agreement Warrants and CinRx Warrants. Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability. Gains and losses recognized due to the change in fair value of the warrant liability are recognized as a component of other (expense) income in the Consolidated Statements of Operations.
Note 19: Subsequent Events
On February 24, 2025, Steven Tuch, Executive Vice President and Chief Financial Officer of vTv Therapeutics Inc. (the "Company"), informed the Company of his intention to resign from his position effective March 21, 2025. Mr. Tuch is expected to remain at the Company through the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 with the U.S. Securities and Exchange Commission. The Company has commenced efforts to identify Mr. Tuch's successor through an external search process. Mr. Tuch's departure is not based on any disagreement with the Company’s independent auditors or the Company on any matter.