Form 10-Q
period 2025-03-31
vTv Therapeutics Inc.
filed 2025-05-15
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 15, 2025
Class A common stock, par value $0.01 per share	2,617,215
Class B common stock, par value $0.01 per share	577,349

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

	Signatures	32

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,059	$36,746
Prepaid expenses	742	1,192
Other current assets	115	175
Total current assets	31,916	38,113
Property and equipment, net	19	28
Operating lease right-of-use assets	92	125
Total assets	$32,027	$38,266
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,191	$5,027
Current portion of operating lease liabilities	125	169
Total current liabilities	4,316	5,196
Contract liabilities, net of current portion	18,669	18,669
Warrant liability, related party	85	57
Warrant liability	60	43
Total liabilities	23,130	23,965
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 2,612,257 outstanding as of March 31, 2025 and December 31, 2024	26	26
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of March 31, 2025 and December 31, 2024	6	6
Additional paid-in capital	312,698	311,885
Accumulated deficit	(304,810)	(299,718)
Total stockholders’ equity attributable to vTv Therapeutics Inc.	7,920	12,199
Noncontrolling interest	977	2,102
Total stockholders’ equity	8,897	14,301
Total liabilities and stockholders’ equity	$32,027	$38,266
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$1,000
Operating expenses:
Research and development	2,830	2,649
General and administrative	3,673	3,978
Total operating expenses	6,503	6,627
Operating loss	(6,503)	(5,627)
Other expense, net	(17)	—
Other expense – related party	(28)	(371)
Interest income	331	79
Loss before income taxes and noncontrolling interest	(6,217)	(5,919)
Income tax provision	—	100
Net loss before noncontrolling interest	(6,217)	(6,019)
Less: net loss attributable to noncontrolling interest	(1,125)	(1,154)
Net loss attributable to vTv Therapeutics Inc.	$(5,092)	$(4,865)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(5,092)	(4,865)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.77)	$(1.17)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	6,582,844	4,141,492
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the three months ended March 31, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(5,092)	(5,092)	—	(5,092)
Share-based compensation	—	—	—	—	813	—	813	—	813
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,125)	(1,125)
Balances at March 31, 2025	2,612,257	$26	577,349	$6	$312,698	$(304,810)	$7,920	$977	$8,897

For the three months ended March 31, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Deficit
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)	$—	$(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(4,865)	(4,865)	—	(4,865)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 7)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	220	—	220	—	220
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(69)	(69)
Balances at March 31, 2024	$—	2,432,857	$24	577,349	$6	$306,887	$(286,121)	$20,796	$5,191	$25,987

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss before noncontrolling interest	$(6,217)	$(6,019)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	9	22
Share-based compensation expense	813	220
Change in fair value of warrants, related party	28	371
Change in fair value of warrants	17	—
Changes in assets and liabilities:
Prepaid expenses	450	406
Other current assets	60	(812)
Other assets	33	28
Accounts payable and accrued expenses	(836)	(1,511)
Other liabilities	(44)	(40)
Net cash used in operating activities	(5,687)	(7,335)
Cash flows from financing activities:
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	—	50,335
Repayment of notes payable	—	(191)
Net cash provided by financing activities	—	50,144
Net (decrease) increase in cash and cash equivalents	(5,687)	42,809
Total cash and cash equivalents, beginning of period	36,746	9,446
Total cash and cash equivalents, end of period	$31,059	$52,255

Non-cash activities:
Change in redemption value of noncontrolling interest	$—	$(214)
Reclassification of noncontrolling interest to additional paid-in capital	$—	5,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements – Unaudited
(dollar amounts are in thousands, unless otherwise noted)
Note 1: Description of Business and Basis of Presentation and Going Concern
Description of Business
vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a clinical stage pharmaceutical company focused on treating metabolic diseases to minimize their long-term complications through end-organ protection.
Principles of Consolidation
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary.
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants and $27.5 million of cash and cash equivalents.
Various holders own non-voting interests in vTv LLC, representing a 18.1% economic interest in vTv LLC, effectively restricting vTv Therapeutics Inc.’s interest to 81.9% of vTv LLC’s economic results, subject to increase in the future, should vTv Therapeutics Inc. purchase additional non-voting common units (“vTv Units”) of vTv LLC, or should the holders of vTv Units decide to exchange such units (together with shares of the Company’s Class B common stock, par value $0.01 (“Class B common stock”)) for shares of Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 8). vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s various debt and equity transactions in prior years and equity purchase agreements with various parties. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through March 31, 2025, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of March 31, 2025, the Company had an accumulated deficit of $304.8 million and has generated net losses in each year of its existence. As of March 31, 2025, the Company’s liquidity sources included cash and cash equivalents of $31.1 million. We are evaluating several financing strategies to increase our cash runway, including direct equity investments and the potential licensing and monetization of other Company programs.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The December 31, 2024 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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

On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A common stock, the useful lives of property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including geopolitical instability, inflationary pressures, high interest rates, a recessionary environment, domestic and global monetary and fiscal policy, changes in trade policy, including tariffs or other trade restrictions or the threat of such actions, banking and other financial institution instability and other factors. Our business may also be impacted by changes or disruptions at the U.S. Food and Drug Administration (“FDA”) and other government agencies. The Company has taken into consideration any known impacts to its accounting estimates to date and is not aware of any additional specific events or circumstances that would require any additional updates to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the filing date of this Quarterly Report on Form 10-Q.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to those disclosed in Note 2. Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Adopted Accounting Pronouncements
Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (ASU 2023-07). The ASU expands public entities' segment disclosures by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. For public entities, the provisions within ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 10 for further information on the Company's reportable segment.
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
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the three months ended March 31, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three months ended March 31, 2025.
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of March 31, 2025, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $6.6 million, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $14.97. There were no options granted during the three months ended March 31, 2024. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2025 was de minimis.
The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2024	705,593	$35.85
Granted	320,816	19.66
Forfeited	(44,565)	13.23
Awards outstanding at March 31, 2025	981,844	$31.58
Options exercisable at March 31, 2025	330,252	$59.16
Weighted average remaining contractual term	7.0 Years
Options vested and expected to vest at March 31, 2025	790,190	$34.91
Weighted average remaining contractual term	8.3 Years

Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$227	$66
General and administrative	586	154
Total share-based compensation expense	$813	$220
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $7.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. As of March 31, 2025, the Company does not have any commercialized licensed products.
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
At each of March 31, 2025 and December 31, 2024, the weighted average incremental borrowing rate for the operating lease held by the Company was 9.5%. At March 31, 2025 and December 31, 2024, the weighted average remaining lease terms for the operating lease held by the Company were 0.7 years and 0.9 years, respectively.

Maturities of lease liabilities for the Company’s operating lease as of March 31, 2025 were as follows (in thousands):

2025 (remaining nine months)	$129
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	129
Less: imputed interest	(4)
Present value of lease liabilities	$125
Operating lease cost and the related operating cash flows for the three months ended March 31, 2025 and 2024 was immaterial and $0.1 million, respectively.
Note 7: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 18.1% noncontrolling interest in vTv LLC outstanding as of March 31, 2025 (see Note 9). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
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
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(5,092)	$(4,865)
Increase in vTv Therapeutics Inc. stockholders' equity for sale of vTv Units as a result of common stock issuances	—	9,564
Change from net loss (income) attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(5,092)	$4,699
Note 8: Stockholders’ Equity (Deficit)
Amendment to Certificate of Incorporation
On November 20, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation as amended, to effect a reverse stock split at a ratio of 1-for-40 (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every 40 shares of the Company’s Class A common stock was combined into one issued and outstanding share of Class A

Common Stock and every 40 shares of the Company’s Class B common stock was combined into one issued and outstanding share of Class B Common Stock. The Reverse Stock Split did not reduce the number of authorized shares of Class A and Class B common stock, which remained at 200,000,000 and 100,000,000 respectively and did not change the par value of the common stock, which remained at $0.01 per share. The Reverse Stock Split did not have any effect on the number of authorized shares of the Company’s preferred stock, par value of $0.01 per share, which remained at 50,000,000 shares. Currently no shares of preferred stock are outstanding.
Common Stock and Pre-funded Warrants
In February 2024, the Company entered into a Securities Purchase Agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share and (ii) issued pre-funded warrants to purchase an aggregate of 3,853,997 shares of the Company’s Class A common stock at a price of $11.80 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, depending on the holder, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of March 31, 2025, there were pre-funded warrants to purchase an aggregate of 3,970,587 shares of the Company’s common stock that remained available for exercise.
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
During the three months ended March 31, 2025 and 2024, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
Note 9: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 577,108 shares of Class B common stock. Further, as of March 31, 2025, MacAndrews directly or indirectly holds 912,982 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 46.7% of the combined voting power of the Company’s outstanding common stock.
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

Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of March 31, 2025, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2025.
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
Note 10: Segment Information
Our Chief Operating Decision Maker (“CODM”), is our President and Chief Executive Officer, Paul Sekhri. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net loss. Net loss is also a measure that is considered in monitoring budget versus actual results. The measure of the segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any revenue. All of the Company's principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for revenue of $1.0 million during the three months ended March 31, 2024, which was derived from one foreign collaboration partner located in China.

Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct research and development expense:
Cadisegliatin	918	1,563
Other projects*	113	223
Indirect research and development expense†	1,799	863
Total research and development expense	$2,830	$2,649

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Statements of Operations.
Note 11: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the three months ended March 31, 2024 was $0.1 million representing foreign withholding taxes accrued in connection with revenue recorded under license agreements with a foreign entity. The Company did not record an income tax provision for the three months ended March 31, 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on March 31, 2025, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 9, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2025.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(6,217)	$(6,019)
Less: Net loss attributable to noncontrolling interests	(1,125)	(1,154)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(5,092)	(4,865)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	6,582,844	4,141,492
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.77)	$(1.17)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2025 and 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	March 31, 2025	March 31, 2024
Class B common stock (1)	577,349	577,349
Common stock options granted under the Plan	981,844	248,622
Common stock warrants	70,639	75,595
Total	1,629,832	901,566
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 13: Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, which includes net accounts receivable and short-term deposits, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2025 and December 31, 2024 (in thousands):

	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$85	$—	$—	$85
Warrant liability(1)	60	—	—	60
Total	$145	$—	$—	$145

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party (1)	$57	$—	$—	$57
Warrant liability(1)	43	—	—	43
Total	$100	$—	$—	$100
_____________________________

(1)	Fair value determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

	Changes in Level 3 instruments for the three months ended March 31, 2025 and 2024
	Balance at January 1,	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Reclass	Balance at March 31,
2025
Warrant liability, related party (1)	$57	$28	$—	$—	$—	$85
Warrant liability(1)	$43	$17	$—	$—	$—	$60
Total	$100	$45	$—	$—	$—	$145

2024
Warrant liability, related party(1)	$110	$371	$—	$—	$—	$481
Total	$110	$371	$—	$—	$—	$481

(1)	CinRx is no longer deemed to be a related party. As a result, the CinRx Warrants are no longer included.
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2025. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other expense, related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants was determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants as of March 31, 2025 and December 31, 2024, were:

	March 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	96.90% - 118.99%	115.58%	88.01% - 116.31%	105.97%
Risk-free interest rate	3.93% - 4.31%	3.96%	4.17% - 4.25%	4.23%
The fair value of the CinRx Warrants was determined using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the CinRx Warrants as of March 31, 2025, were:

Expected volatility	103.7%
Expected life of options in years	2.25
Risk-free interest rate	3.9%
Expected dividend yield	—%
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
Note 14: Subsequent Events
The Company evaluated subsequent events through May 15, 2025, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

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
Recent Developments
There have been no material developments since our last reporting period.

The following table summarizes our current drug candidates and their respective stages of development::

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
In May of 2023, the FDA issued new draft guidance on "Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products" which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes. On July 26, 2024, the FDA issued a clinical hold for the cadisegliatin program, including the CATT1 trial, based on the discovery of a chromatographic signal in a recent human absorption, distribution, metabolism, and excretion (ADME) study of cadisegliatin that could not be resolved by standard mass spectroscopy. Following submission of a complete response by vTv to the FDA detailing additional research findings and the conclusion that the original chromatographic signal was an experimental artifact, the FDA removed the clinical hold on March 14, 2025. The Company also submitted protocol amendment to shorten the overall duration of the CATT1 study from 12 months to 6 months with no change to the primary study endpoints. Based upon the shortened duration of the trial, the Company expects to have top-line data from the CATT1 study in the second half of 2026. In May 2025, the Company screened the first subject in the reinitiated study.
The Company continues to work on the design for two international registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2027.
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
Our research and development expenses by project for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct research and development expense:
Cadisegliatin	$918	$1,563
Other projects*	113	223
Indirect research and development expense	1,799	863
Total research and development expense	$2,830	$2,649
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
Interest Income
Interest income represents cash interest income from dividends and interest from our money market accounts, all of which are recognized in our Condensed Consolidated Statement of Operations.
Other Expense, net
Other expense primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2025	2024	Change
Revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	2,830	2,649	181
General and administrative	3,673	3,978	(305)
Total operating expenses	6,503	6,627	(124)
Operating loss	(6,503)	(5,627)	(876)
Interest income	331	79	252
Other expense, net	(45)	(371)	326
Loss before income taxes and noncontrolling interest	(6,217)	(5,919)	(298)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(6,217)	(6,019)	(198)
Less: net loss attributable to noncontrolling interest	(1,125)	(1,154)	29
Net loss attributable to vTv Therapeutics Inc.	$(5,092)	$(4,865)	$(227)
Revenue
Revenue for the three months ended March 31, 2024, includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestones. There was no revenue for the three months ended March 31, 2025.
Research and Development Expenses
Research and development expenses were $2.8 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase in research and development expenses during this period of $0.2 million or 6.8%, was primarily driven by i) an increase in indirect research and development expense of $0.9 million, partially offset by ii) lower spending on cadisegliatin of $0.6 million, due to decreases in clinical trial costs and drug manufacturing related costs and iii) lower spending on other projects of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $3.7 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in general and administrative expenses during this period of $0.3 million, or 7.7%, was primarily driven by i) decreases of $0.4 million in payroll related costs, ii) decreases of $0.2 million in legal expenses, and iii) decreases of $0.1 million in other operating costs, partially offset by iv) increases of $0.4 million in share-based expense.
Interest Income
Interest income for the three months ended March 31, 2025, of $0.3 million, is related to dividend income from our money market accounts. Interest income for the three months ended March 31, 2024, of $0.1 million, is related to dividend income from our money market account.
Other Expense, Net
Other expense for the three months ended March 31, 2025, was immaterial. Other expense of $0.4 million for the three months ended March 31, 2024, was driven by losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock issued to related parties.

Liquidity and Capital Resources
Liquidity and Going Concern
As of March 31, 2025, we had an accumulated deficit of $304.8 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of March 31, 2025, we had cash and cash equivalents of $31.1 million.
On February 27, 2024, the Company closed a private placement financing of up to $51.0 million and additionally granting investors the right to purchase up to an additional $30.0 million of common stock 18 months following the closing of the private placement financing. The financing raised will allow the Company to further advance its lead program for cadisegliatin.
We are evaluating several financing strategies to increase our cash runway, including direct equity investments and the potential licensing and monetization of other Company programs. The timing and availability of such additional funding are not yet known and we can provide no assurance that these plans will be successful. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of March 31, 2025, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Cash Flows

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Net cash used in operating activities	$(5,687)	$(7,335)
Net cash provided by financing activities	—	50,144
Net (decrease) increase in cash and cash equivalents	$(5,687)	$42,809
Operating Activities
For the three months ended March 31, 2025, our net cash used in operating activities decreased by $1.6 million from the three months ended March 31, 2024. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the three months ended March 31, 2025 and 2024.
Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing. There were no cash flows from financing activities for the three months ended March 31, 2025

Future Funding Requirements
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
Discussion of Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates in 2025.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Accounting Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2024.
We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.
Our Company faces risks associated with tariffs and other trade protection measures (including tariffs that have been or may in the future be imposed by the United States or other countries), import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries.
Beginning in January 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. On April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy object of re-shoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security.
We face significant risks from the existing tariffs imposed by the United States (such as those discussed above) and potential new tariffs as well as their secondary effects, including other countries’ imposition of retaliatory tariffs and non-tariff barriers. Like all U.S. importers, our Company could pay more for foreign-sourced inputs, which could adversely affect our operating costs in the United States. Our results of operations and financial condition may be materially adversely affected due to the impact of the foregoing.
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: May 15, 2025

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Barry Brown
Barry Brown
Interim Principal Financial Officer and Chief Accounting Officer