Form 10-Q
period 2025-06-30
vTv Therapeutics Inc.
filed 2025-08-12
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 12, 2025
Class A common stock, par value $0.01 per share	2,617,215
Class B common stock, par value $0.01 per share	577,349

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures	31

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,922	$36,746
Prepaid expenses	359	1,192
Other current assets	93	175
Total current assets	26,374	38,113
Property and equipment, net	16	28
Operating lease right-of-use assets	58	125
Total assets	$26,448	$38,266
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,216	$5,027
Current portion of operating lease liabilities	79	169
Total current liabilities	5,295	5,196
Contract liabilities, net of current portion	18,669	18,669
Warrant liability, related party	31	57
Warrant liability	48	43
Total liabilities	24,043	23,965
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 2,617,215 and 2,612,257 outstanding as of June 30, 2025 and December 31, 2024, respectively	26	26
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 577,349 outstanding as of June 30, 2025 and December 31, 2024	6	6
Additional paid-in capital	313,586	311,885
Accumulated deficit	(310,856)	(299,718)
Total stockholders’ equity attributable to vTv Therapeutics Inc.	2,762	12,199
Noncontrolling interest	(357)	2,102
Total stockholders’ equity	2,405	14,301
Total liabilities and stockholders’ equity	$26,448	$38,266
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$1,000
Operating expenses:
Research and development	4,103	3,439	6,933	6,088
General and administrative	3,618	3,716	7,291	7,694
Total operating expenses	7,721	7,155	14,224	13,782
Operating loss	(7,721)	(7,155)	(14,224)	(12,782)
Other income (expense), net	12	72	(5)	72
Other income (expense) – related party	54	121	26	(250)
Interest income	275	553	606	632
Loss before income taxes and noncontrolling interest	(7,380)	(6,409)	(13,597)	(12,328)
Income tax provision	—	—	—	100
Net loss before noncontrolling interest	(7,380)	(6,409)	(13,597)	(12,428)
Less: net loss attributable to noncontrolling interest	(1,334)	(1,229)	(2,459)	(2,383)
Net loss attributable to vTv Therapeutics Inc.	$(6,046)	$(5,180)	$(11,138)	$(10,045)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(6,046)	(5,180)	(11,138)	(10,045)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.92)	$(0.81)	$(1.69)	$(1.97)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	6,587,070	6,403,444	6,584,969	5,098,877
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the three months ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity
Balances at March 31, 2025	2,612,257	$26	577,349	$6	$312,698	$(304,810)	$7,920	$977	$8,897
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(6,046)	(6,046)	—	(6,046)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards.	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	930	—	930	—	930
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,334)	(1,334)
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405

For the three months ended June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity
Balances at March 31, 2024	2,432,857	$24	577,349	$6	$306,887	$(286,121)	$20,796	$5,191	$25,987
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(5,180)	(5,180)	—	(5,180)
Share-based compensation	—	—	—	—	859	—	859	—	859
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,229)	(1,229)
Balances at June 30, 2024	2,432,857	$24	577,349	$6	$307,746	$(291,301)	$16,475	$3,962	$20,437
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the six months ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(11,138)	(11,138)	—	(11,138)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards.	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	1,743	—	1,743	—	1,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,459)	(2,459)
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405

For the six months ended June 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total Stockholders' (Deficit) Equity
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)	$—	$(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(10,045)	(10,045)	—	(10,045)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 7)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	1,079	—	1,079	—	1,079
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1,298)	(1,298)
Balances at June 30, 2024	$—	2,432,857	$24	577,349	$6	$307,746	$(291,301)	$16,475	$3,962	$20,437
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 6)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss before noncontrolling interest	$(13,597)	$(12,428)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	12	45
Share-based compensation expense	1,743	1,079
Change in fair value of warrants, related party	(26)	250
Change in fair value of warrants	5	(72)
Changes in assets and liabilities:
Prepaid expenses	833	750
Other current assets	82	(213)
Other assets	67	58
Accounts payable and accrued expenses	189	(3,451)
Other liabilities	(90)	(82)
Net cash used in operating activities	(10,782)	(14,064)
Cash flows from financing activities:
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	—	50,335
Proceeds from the exercise of stock options	9	—
Taxes paid related to net share settlement of equity awards	(51)	—
Repayment of notes payable	—	(191)
Net cash (used in) provided by financing activities	(42)	50,144
Net (decrease) increase in cash and cash equivalents	(10,824)	36,080
Total cash and cash equivalents, beginning of period	36,746	9,446
Total cash and cash equivalents, end of period	$25,922	$45,526

Non-cash activities:
Change in redemption value of noncontrolling interest	$—	$(214)
Reclassification of noncontrolling interest to additional paid-in capital	$—	5,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements – Unaudited
(dollar amounts are in thousands, unless otherwise noted)
Note 1: Description of Business and Basis of Presentation and Going Concern
Description of Business
vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a clinical stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, currently in a Phase 3 trial, a potential first-in-class oral liver-selective glucokinase activator being investigated for the treatment of type 1 diabetes. The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
Principles of Consolidation
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary.
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Unaudited Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants and $22.8 million of cash and cash equivalents.
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
Going Concern and Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through June 30, 2025, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of June 30, 2025, the Company had an accumulated deficit of $310.9 million and has generated net losses in each year of its existence. As of June 30, 2025, the Company’s liquidity sources included cash and cash equivalents of $25.9 million. We are evaluating several financing strategies to increase our cash reserves, including direct equity investments and the potential licensing and monetization of other clinical development programs.
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
The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Unaudited Condensed Consolidated Financial Statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The December 31, 2024 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025, as compared to those disclosed in Note 2 Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). On June 26, 2024, the Company entered into the second amendment to the Newsoara License Agreement (the “Second Newsoara Amendment”) which expanded the global license contingent upon Newsoara paying an upfront global rights fee (the “Upfront Fees”) of $20.0 million. Newsoara had up to one year from the date of the Second Newsoara Amendment to pay the Upfront Fees. As of June 26, 2025, Newsoara has not paid the Upfront Fees and the Second Newsoara Amendment is null and void.
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the six months ended June 30, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three and six months ended June 30, 2025.
Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of June 30, 2025, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $6.7 million, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $15.01 and $14.88 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at June 30, 2025 was de minimis.
The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2024	705,593	$35.85
Granted	387,316	19.69
Exercised	(20,719)	11.81
Forfeited	(53,940)	16.49
Awards outstanding at June 30, 2025	1,018,250	$31.21
Options exercisable at June 30, 2025	340,478	$57.65
Weighted average remaining contractual term	6.8 Years
Options vested and expected to vest at June 30, 2025	826,567	$34.20
Weighted average remaining contractual term	8.2 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$307	$217	$534	$283
General and administrative	623	642	1,209	796
Total share-based compensation expense	$930	$859	$1,743	$1,079
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo

Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $7.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. As of June 30, 2025, the Company does not have any commercialized licensed products.
Note 6: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing the 18.1% noncontrolling interest in vTv LLC outstanding as of June 30, 2025 (see Note 8). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
On February 27, 2024, in connection with the Private Placement financing, the Investor Rights Agreement altered M&F TTP Holdings Two LLC (“M&F”) governance rights such that directors designated by M&F no longer comprised a majority of the Company’s Board of Directors (see Note 8). The redeemable noncontrolling interest redemption feature to exchange vTv Units for cash rather than shares of Class A common stock is a contingent event that is now within control of the Company through the Company’s independent Board of Directors. As a result, $5.3 million representing the fair value of redeemable noncontrolling interest on February 27, 2024, was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to noncontrolling interest as a component of permanent equity.
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
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(6,046)	$(5,180)	$(11,138)	$(10,045)
Decrease in vTv Therapeutics Inc. stockholders' equity for sale of vTv Units as a result of common stock issuances	1,933	—	1,933	9,564
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(4,113)	$(5,180)	$(9,205)	$(481)
Note 7: Stockholders’ Equity (Deficit)
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
Common Stock and Pre-funded Warrants
In February 2024, the Company entered into a Securities Purchase Agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell to the Private Placement Investors in a private placement (i) an aggregate of 464,377 shares of our Class A common stock, at a purchase price of $11.81 per share and (ii) issued pre-funded warrants to purchase an aggregate of 3,853,997 shares of the Company’s Class A common stock at a price of $11.80 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, depending on the holder, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of June 30, 2025, there were pre-funded warrants to purchase an aggregate of 3,970,587 shares of the Company’s common stock that remained available for exercise.
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
During the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
Note 8: Related-Party Transactions
MacAndrews & Forbes Incorporated
MacAndrews directly or indirectly controls 577,108 shares of Class B common stock. Further, as of June 30, 2025, MacAndrews directly or indirectly holds 912,982 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 46.6% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of June 30, 2025, MacAndrews had not exchanged any shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. As no shares have been exchanged by MacAndrews pursuant to the Exchange Agreement (discussed above), the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2025.
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
Note 9: Segment Information
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
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any revenue. All of the Company's principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for revenue of $1.0 million during the six months ended June 30, 2024, which was derived from one foreign collaboration partner located in China.

Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct research and development expense:
Cadisegliatin	1,992	2,034	2,910	3,597
Other projects*	136	182	249	405
Indirect research and development expense†	1,975	1,223	3,774	2,086
Total research and development expense	$4,103	$3,439	$6,933	$6,088

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Condensed Consolidated Statements of Operations.
Note 10: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the six months ended June 30, 2024 was $0.1 million representing foreign withholding taxes accrued in connection with revenue recorded under license agreements with a foreign entity. The Company did not record an income tax provision for the three months ended June 30, 2025 and 2024 nor the six months ended June 30, 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on June 30, 2025, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 8, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2025.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,380)	$(6,409)	$(13,597)	$(12,428)
Less: Net loss attributable to noncontrolling interests	(1,334)	(1,229)	(2,459)	(2,383)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(6,046)	(5,180)	(11,138)	(10,045)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	6,587,070	6,403,444	6,584,969	5,098,877
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.92)	$(0.81)	$(1.69)	$(1.97)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended June 30, 2025 and 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	June 30, 2025	June 30, 2024
Class B common stock (1)	577,349	577,349
Common stock options granted under the Plan	1,018,250	654,171
Common stock warrants	70,639	75,595
Total	1,666,238	1,307,115
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 12: Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, which includes net accounts receivable and short-term deposits, accounts payable and other accrued liabilities approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2025 and December 31, 2024 (in thousands):

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party	$31	$—	$—	$31
Warrant liability	48	—	—	48
Total	$79	$—	$—	$79

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party	$57	$—	$—	$57
Warrant liability	43	—	—	43
Total	$100	$—	$—	$100

	Changes in Level 3 instruments for the six months ended June 30, 2025 and 2024
	Balance at January 1,	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Reclass	Balance at June 30,
2025
Warrant liability, related party	$57	$(26)	$—	$—	$—	$31
Warrant liability	$43	$5	$—	$—	$—	$48
Total	$100	$(21)	$—	$—	$—	$79

2024
Warrant liability, related party	$110	$250	$—	$—	$(202)	$158
Warrant liability	$—	$(72)	$—	$—	$202	$130
Total	$110	$178	$—	$—	$—	$288
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the six months ended June 30, 2025. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other expense, related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants and other Warrants were determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants and other Warrants as of June 30, 2025 and December 31, 2024, were:

	June 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	51.61% - 109.97%	106.84%	88.01% - 116.31%	101.94%
Risk-free interest rate	3.72% - 4.30%	3.78%	4.17% - 4.26%	4.24%
Changes in the unobservable inputs noted above would impact the amount of the liabilities. Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

Note 13: Subsequent Events
The Company evaluated subsequent events through August 12, 2025, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the Unaudited Condensed Consolidated Financial Statements.

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
Company Overview
We are a late-stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, currently in a Phase 3 trial, a potential first-in-class oral liver-selective glucokinase activator (“GKA”) being investigated for the treatment of type 1 diabetes (“T1D”). The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
Recent Developments
In May 2025, the Company reinitiated screening of patients in its Phase 3 CATT1 clinical trial investigating cadisegliatin as a potential adjunctive therapy to insulin for the treatment of T1D. The Company continues to advance the trial and expects to have top line data from the trial in the second half of 2026.
On May 19, 2025, the Company announced the appointment of Michael Tung, M.D., MBA as its Executive Vice President and Chief Financial Officer.
In August 2025, the Company announced that the first study participant has been randomized in its CATT1 Phase 3 trial evaluating cadisegliatin as an adjunctive therapy to insulin for the treatment of T1D. Top-line data from the study is expected in the second half of 2026.
In August 2025, the U.S. Patent and Trademark Office allowed claims covering the crystalline salt form of cadisegliatin, strengthening the Company’s intellectual property portfolio.

The following table summarizes our current clinical development candidates and their respective stages of development:

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
In May of 2023, the FDA issued new draft guidance on "Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products" which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes. On July 26, 2024, the FDA issued a clinical hold for the cadisegliatin program, including the CATT1 trial, based on the discovery of a chromatographic signal in a recent human absorption, distribution, metabolism, and excretion (ADME) study of cadisegliatin that could not be resolved by standard mass spectroscopy. Following submission of a complete response by vTv to the FDA detailing additional research findings and the conclusion that the original chromatographic signal was an experimental artifact, the FDA removed the clinical hold on March 14, 2025. The Company also submitted protocol amendment to shorten the overall duration of the CATT1 study from 12 months to 6 months with no change to the primary study endpoints. Based upon the shortened duration of the trial, the Company expects to have top-line data from the CATT1 study in the second half of 2026. In May 2025, the Company screened the first subject in the reinitiated study, and randomized the first subject on August 6, 2025. In addition, the Company started a food effect study in healthy volunteers in June 2025, to be completed by the end of 2025.
The Company continues to work on the design for further registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2027.

In addition, we continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in 450 insulin-using patients with type 2 diabetes. We expect that trial to begin in the fourth quarter of 2025.
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
Our research and development expenses by project for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct research and development expense:
Cadisegliatin	$1,992	$2,034	$2,910	$3,597
Other projects*	136	182	249	405
Indirect research and development expense	1,975	1,223	3,774	2,086
Total research and development expense	$4,103	$3,439	$6,933	$6,088
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
•the scope, rate of progress and expense of our clinical trials as well as any additional, clinical trials and other research and development activities;
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
Other Income/(Expense), net
Other income/(expense) primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2025	2024	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,103	3,439	664
General and administrative	3,618	3,716	(98)
Total operating expenses	7,721	7,155	566
Operating loss	(7,721)	(7,155)	(566)
Interest income	275	553	(278)
Other income, net	66	193	(127)
Loss before income taxes and noncontrolling interest	(7,380)	(6,409)	(971)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(7,380)	(6,409)	(971)
Less: net loss attributable to noncontrolling interest	(1,334)	(1,229)	(105)
Net loss attributable to vTv Therapeutics Inc.	$(6,046)	$(5,180)	$(866)
Revenue
There was no revenue for the three months ended June 30, 2025 and 2024.
Research and Development Expenses
Research and development expenses were $4.1 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase in research and development expenses during this period of $0.7 million or 19.3%, was primarily driven by i) an increase in indirect research and development expense of $0.8 million primarily related to payroll expense, partially offset by ii) lower spending on cadisegliatin and on other projects of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $3.6 million and $3.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in general and administrative expenses during this period of $0.1 million, or 2.6%, was primarily driven by i) decreases of $0.3 million in other operating costs, partially offset by ii) increases of $0.2 million in payroll related costs.
Interest Income
Interest income for the three months ended June 30, 2025 and 2024, of $0.3 million and $0.6 million, respectively, is related to dividend income from our money market accounts.
Other Income, Net
Other income for the three months ended June 30, 2025, was immaterial. Other income of $0.2 million for the three months ended June 30, 2024, was driven by gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock.

Comparison of the six months ended June 30, 2025 and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2025	2024	Change
Revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	6,933	6,088	845
General and administrative	7,291	7,694	(403)
Total operating expenses	14,224	13,782	442
Operating loss	(14,224)	(12,782)	(1,442)
Interest income	606	632	(26)
Interest expense	—	—	—
Other income (expense), net	21	(178)	199
Loss before income taxes and noncontrolling interest	(13,597)	(12,328)	(1,269)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(13,597)	(12,428)	(1,169)
Less: net loss attributable to noncontrolling interest	(2,459)	(2,383)	(76)
Net loss attributable to vTv Therapeutics Inc.	$(11,138)	$(10,045)	$(1,093)
Revenue
Revenue for the six months ended June 30, 2024 includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestone. There was no revenue for the six months ended June 30, 2025.
Research and Development Expenses
Research and development expenses were $6.9 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in research and development expenses during the period of $0.8 million, or 13.9%, was primarily driven by i) increases in indirect costs and other projects of $1.7 million primarily related to payroll expense, partially offset by ii) lower spending on cadisegliatin of $0.7 million due to decreases in clinical study and drug manufacturing related costs and consulting fees, and iii) lower spending on other projects of $0.2 million.
General and Administrative Expenses
General and administrative expenses were $7.3 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.4 million or 5.2%, was primarily driven by i) decreases of $0.4 million in other general and administrative costs, ii) decreases of $0.2 million in payroll costs, iii) decreases of $0.2 million in legal expense, partially offset by iv) increases of $0.4 million in share-based expense.
Interest income
Interest income for the six months ended June 30, 2025 and 2024, of $0.6 million is related to dividend income from our money market accounts.
Other Income/(Expense) Net
Other income for the six months ended June 30, 2025, was immaterial. Other expense was $0.2 million for the six months ended June 30, 2024, and was driven by losses related to the change in the fair value of the outstanding warrants to purchase shares of our own stock.
Liquidity and Capital Resources
Liquidity and Going Concern
As of June 30, 2025, we had an accumulated deficit of $310.9 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of June 30, 2025, we had cash and cash equivalents of $25.9 million.
On February 27, 2024, the Company closed a private placement financing of $51.0 million and additionally granting investors the right to purchase up to an additional $30.0 million of common stock 18 months following the closing of the private placement financing. The financing raised will allow the Company to further advance its lead program for cadisegliatin.
We are evaluating several financing strategies to increase our cash reserves, including direct equity investments and the potential licensing and monetization of other Company programs. The timing and availability of such additional funding are not yet known and we can provide no assurance that these plans will be successful. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of June 30, 2025, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Cash Flows

	Six Months Ended June 30,
	2025	2024
(dollars in thousands)
Net cash used in operating activities	$(10,782)	$(14,064)
Net cash (used in) provided by financing activities	(42)	50,144
Net (decrease) increase in cash and cash equivalents	$(10,824)	$36,080
Operating Activities
For the six months ended June 30, 2025, our net cash used in operating activities decreased by $3.3 million from the six months ended June 30, 2024. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the six months ended June 30, 2025 and 2024.
Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing. Cash flows from financing activities for the six months ended June 30, 2025 were immaterial.
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
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of our trials to evaluate cadisegliatin as a potential adjunctive therapy for the treatment of type 1 diabetes;
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
Effect of Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies”, to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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
ITEM 1A.    RISK FACTORS
Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company disclosed material changes to our risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the second fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: August 12, 2025

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Michael Tung
Michael Tung
Executive Vice President and Chief Financial Officer