Form 10-Q
period 2025-09-30
vTv Therapeutics Inc.
filed 2025-11-06
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 6, 2025
Class A common stock, par value $0.01 per share	3,938,018
Class B common stock, par value $0.01 per share	241

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		PAGE NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	5

	Unaudited Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,504	$36,746
Prepaid expenses	840	1,192
Other current assets	112	175
Total current assets	99,456	38,113
Property and equipment, net	14	28
Operating lease right-of-use assets	24	125
Total assets	$99,494	$38,266
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,803	$5,027
Current portion of operating lease liabilities	32	169
Current portion of notes payable	328	—
Total current liabilities	10,163	5,196
Contract liabilities, net of current portion	18,669	18,669
Warrant liability, related party	37	57
Warrant liability	82	43
Total liabilities	28,951	23,965
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 3,938,018 and 2,612,257 outstanding as of September 30, 2025 and December 31, 2024, respectively	39	26
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 241 and 577,349 outstanding as of September 30, 2025 and December 31, 2024, respectively	—	6
Additional paid-in capital	390,058	311,885
Accumulated deficit	(319,554)	(299,718)
Total stockholders’ equity attributable to vTv Therapeutics Inc.	70,543	12,199
Noncontrolling interest	—	2,102
Total stockholders’ equity	70,543	14,301
Total liabilities and stockholders’ equity	$99,494	$38,266
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$1,000
Operating expenses:
Research and development	7,020	3,224	13,953	9,312
General and administrative	3,679	3,282	10,970	10,976
Total operating expenses	10,699	6,506	24,923	20,288
Operating loss	(10,699)	(6,506)	(24,923)	(19,288)
Other (expense) income, net	(34)	85	(39)	157
Other (expense) income – related party	(6)	77	20	(173)
Interest income	399	504	1,005	1,136
Interest expense	(5)	—	(5)	—
Loss before income taxes and noncontrolling interest	(10,345)	(5,840)	(23,942)	(18,168)
Income tax provision	—	—	—	100
Net loss before noncontrolling interest	(10,345)	(5,840)	(23,942)	(18,268)
Less: net loss attributable to noncontrolling interest	(1,647)	(1,057)	(4,106)	(3,440)
Net loss attributable to vTv Therapeutics Inc.	$(8,698)	$(4,783)	$(19,836)	$(14,828)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(8,698)	(4,783)	(19,836)	(14,828)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(1.08)	$(0.88)	$(2.80)	$(2.70)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	8,055,940	5,456,307	7,080,681	5,498,479
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the three months ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(8,698)	(8,698)	—	(8,698)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—
Net shares withheld for tax withholding related to the settlement of equity awards.	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,007	—	1,007	—	1,007
Issuance of common shares and equity classified warrants, net of offering costs	682,018	7	—	—	77,469	—	77,476	—	77,476
Issuance of common stock - pre-funded warrants exercised	61,677	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	577,108	6	(577,108)	(6)	—	—	—	—	—
Reclassification of noncontrolling interest to additional paid-in capital	—	—	—	—	(2,004)	—	(2,004)	2,004	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,647)	(1,647)
Balances at September 30, 2025	3,938,018	$39	241	$—	$390,058	$(319,554)	$70,543	$—	$70,543

For the three months ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at June 30, 2024	2,432,857	$24	577,349	$6	$307,746	$(291,301)	$16,475	$3,962	$20,437
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(4,783)	(4,783)	—	(4,783)
Share-based compensation	—	—	—	—	853	—	853	—	853
Issuance of Class A common stock under ATM offering	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,057)	(1,057)
Balances at September 30, 2024	2,612,257	$26	577,349	$6	$311,060	$(296,084)	$15,008	$2,905	$17,913
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) - Unaudited
(in thousands, except number of shares)

For the nine months ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(19,836)	(19,836)	—	(19,836)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards.	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	2,750	—	2,750	—	2,750
Issuance of common shares and equity classified warrants, net of offering costs	682,018	7	—	—	77,469	—	77,476	—	77,476
Issuance of common stock - Pre-Funded Warrants exercised	61,677	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	577,108	6	(577,108)	(6)	—	—	—	—	—
Reclassification of noncontrolling interest to additional paid-in capital	—	—	—	—	(2,004)	—	(2,004)	2,004	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(4,106)	(4,106)
Balances at September 30, 2025	3,938,018	$39	241	$—	$390,058	$(319,554)	$70,543	$—	$70,543

For the nine months ended September 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
Balances at December 31, 2023	$6,131	2,084,973	$21	577,349	$6	$256,335	$(281,042)	$(24,680)	$—	$(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(14,828)	(14,828)	—	(14,828)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 6)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	1,932	—	1,932	—	1,932
Issuance of Class A common stock and equity classified warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Issuance of Class A common stock under ATM offering	—	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,355)	(2,355)
Balances at September 30, 2024	$—	2,612,257	$26	577,349	$6	$311,060	$(296,084)	$15,008	$2,905	$17,913
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 6)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss before noncontrolling interest	$(23,942)	$(18,268)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	14	67
Share-based compensation expense	2,750	1,932
Change in fair value of warrants, related party	(20)	173
Change in fair value of warrants	39	(157)
Changes in assets and liabilities:
Prepaid expenses	352	(33)
Other current assets	63	(143)
Other assets	101	88
Accounts payable and accrued expenses	4,776	(4,016)
Other liabilities	(137)	(125)
Net cash used in operating activities	(16,004)	(20,482)
Cash flows from financing activities:
Proceeds from sale of Class A common stock, Pre-Funded and Common Warrants, net of offering costs	77,476	—
Proceeds from sale of Class A common stock and Pre-Funded Warrants, net of offering costs	—	50,335
Proceeds from issuance of Class A common stock, net of offering costs	—	2,463
Proceeds from the exercise of stock options	9	—
Taxes paid related to net share settlement of equity awards	(51)	—
Proceeds from debt issuance	392	—
Repayment of notes payable	(64)	(191)
Net cash provided by financing activities	77,762	52,607
Net increase in cash and cash equivalents	61,758	32,125
Total cash and cash equivalents, beginning of period	36,746	9,446
Total cash and cash equivalents, end of period	$98,504	$41,571

Non-cash activities:
Change in redemption value of noncontrolling interest	$—	$(214)
Reclassification of noncontrolling interest to additional paid-in capital	$(2,004)	$5,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements – Unaudited
(dollar amounts are in thousands, unless otherwise noted)
Note 1: Description of Business and Basis of Presentation
Description of Business
vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a clinical stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, currently in a Phase 3 trial, a potential first-in-class oral liver-selective glucokinase activator being investigated as an adjunctive therapy to insulin for the treatment of type 1 diabetes. The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
Principles of Consolidation
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary.
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Unaudited Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company’s consolidated assets and liabilities with the exception of the Warrants and $96.1 million of cash and cash equivalents.
Various holders own non-voting interests in vTv LLC, representing a de minimis amount of economic interest. Effectively, vTv Therapeutics Inc.’s interest is approximately 100.0% of vTv LLC’s economic results. vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s various debt and equity transactions in prior years and equity purchase agreements with various parties. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through September 30, 2025, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of September 30, 2025, the Company had an accumulated deficit of $319.6 million and has generated net losses in each year of its existence. As of September 30, 2025, the Company’s liquidity sources included cash and cash equivalents of $98.5 million. We are evaluating several financing strategies to increase our cash reserves, including direct equity investments and the potential licensing and monetization of other clinical development programs.
On August 29, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell 5,243,732 units (the “Units”) to the Private Placement Investors in a private placement (the “Private Placement”). Each Unit includes (i) either (A) one share (the “Shares”) of our Class A common stock at purchase price of $15.265 per share, (the “Common Stock”), or (B) a Pre-Funded Warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $15.255 per share (representing per Private Placement Share purchase price less the exercise price of $0.01) and (ii) a warrant (the “Common Warrants”) to purchase one share of Common Stock (the “Warrant Shares”) (or a Pre-Funded warrant to purchase one share of Common Stock in lieu of a share of Common Stock (the “Replacement Warrants” and,together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”).

We received aggregate gross proceeds from the Private Placement of approximately $80.0 million, before deducting offering costs payable by us.
The Pre-Funded Warrants are exercisable for $0.01, at any time after their original issuance and will not expire. The common warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, after the original issuance through the termination date. The Common Warrants will expire upon the earlier to occur of (i) the fifth anniversary of the issuance of the Warrants and (ii) 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial.
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
As of the issuance date of the Company’s June 30, 2025 Form 10-Q, the Company disclosed, as required under applicable accounting standards, that substantial doubt existed surrounding the Company’s ability to continue as a going concern within one year of the issuance date of the June 30, 2025, condensed consolidated financial statements. Based on the cash and cash equivalents currently available to the Company as discussed above, the Company has concluded there is no longer substantial doubt regarding the ability to continue as a going concern for at least twelve months from the issuance of the September 30, 2025 Form 10-Q.
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, and 2024 Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025, and 2024 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025, and 2024 and cash flows for the nine months ended September 30, 2025, and 2024. The December 31, 2024, Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2025, and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025, as compared to those disclosed in Note 2 Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the FASB issued ASU 2023-09: “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company’s Consolidated Financial Statements and disclosures, and we expect considerable changes to our income tax disclosures.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.”This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This amendment is effective for our annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

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
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). On June 26, 2024, the Company entered into the second amendment to the Newsoara License Agreement (the “Second Newsoara Amendment”); that amendment is now null and void as of June 26, 2025.
The Company has fully allocated the transaction price to the license and the technology transfer services which represents a single performance obligation because they were not capable of being distinct on their own. The Company recognized revenue for this performance obligation using the straight-line method over the transfer service period. In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the nine months ended September 30, 2024, as the related performance obligation was fully satisfied. No revenue related to this performance obligation was recognized and there were no changes to the transaction price during the three and nine months ended September 30, 2025.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of September 30, 2025, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $6.2 million, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2025, and 2024 was $15.00 and $14.85 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at September 30, 2025, was de minimis.
The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at December 31, 2024	705,593	$35.85
Granted	388,816	19.67
Exercised	(20,719)	11.81
Forfeited or Expired	(66,384)	112.16
Awards outstanding at September 30, 2025	1,007,306	$25.07
Options exercisable at September 30, 2025	372,211	$37.11
Weighted average remaining contractual term	7.0 Years
Options vested and expected to vest at September 30, 2025	843,656	$26.35
Weighted average remaining contractual term	8.1 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$311	$228	$845	$511
General and administrative	696	625	1,905	1,421
Total share-based compensation expense	$1,007	$853	$2,750	$1,932
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $7.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the three and nine months ended September 30, 2025, the Company recorded an accrual of $1.0 million for the milestone associated with the initiation of a phase 3 clinical trial under this agreement. As of September 30, 2025, the Company does not have any commercialized licensed products.
Note 6: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing a de minimis noncontrolling interest in vTv LLC outstanding as of September 30, 2025 (see Note 8). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20-day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
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
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(8,698)	$(4,783)	$(19,836)	$(14,828)
(Decrease)/Increase in vTv Therapeutics Inc. stockholders’ equity for sale of vTv Units as a result of common stock issuances	(1,988)	(1,972)	(55)	7,592
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(10,686)	$(6,755)	$(19,891)	$(7,236)
Note 7: Stockholders’ Equity (Deficit)
Amendment to Certificate of Incorporation
On November 20, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation as amended, to effect a reverse stock split at a ratio of 1-for-40 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every 40 shares of the Company’s Class A common stock was combined into one issued and outstanding share of Class A Common Stock and every 40 shares of the Company’s Class B common stock was combined into one issued and outstanding share of Class B Common Stock. The Reverse Stock Split did not reduce the number of authorized shares of Class A and Class B common stock, which remained at 200,000,000 and 100,000,000 respectively and did not change the par value of the common stock, which remained at $0.01 per share. The Reverse Stock Split did not have any effect on the number of authorized shares of the Company’s preferred stock, par value of $0.01 per share, which remained at 50,000,000 shares. Currently no shares of preferred stock are outstanding.
Common Stock and Pre-funded Warrants

In August 2025, the Company entered into a securities purchase agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell 5,243,732 Units to the Private Placement Investors in a private placement. Each unit is comprised of one share of Class A common stock for an aggregate of 682,018 shares, at a purchase price of $15.265 per share and Pre-Funded Warrants to purchase an aggregate of 4,561,714 shares of the Company’s Class A common stock at a price of $15.255 per Pre-Funded Warrant. Additionally, each unit has an accompanying Common Warrant to purchase an aggregate of 5,243,732 shares of the Company’s Class A common stock. The Pre-Funded Warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. The Common Warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, after the original issuance through the termination date.
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
Equity-Based Stock Warrants
The following table summarizes the equity-based stock warrant activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	3,970,587	0.01
Granted	9,805,446	$12.15
Exercised	(61,677)	0.01
Expired or cancelled	—
Outstanding at September 30, 2025*	13,714,356	$8.69
Exercisable at September 30, 2025	13,714,356	$8.69
*Amount includes 8,470,624 Pre-Funded Warrants and 5,243,732 Common Warrants.
The Pre-Funded and Common Warrants were classified as a component of permanent equity in the Company’s Condensed Consolidated Balance Sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the Pre-Funded Warrants.
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

During the three and nine months ended September 30, 2025, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
During the three and nine months ended September 30, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
Note 8: Related-Party Transactions
MacAndrews & Forbes Incorporated
During the three and nine months ended September 30, 2025, MacAndrews converted all 577,108 outstanding shares of their Class B common stock (together with an equal number of vTv LLC units) into Class A common stock. As a result, vTv Therapeutics Inc. now owns approximately 100% of vTv LLC, as of September 30, 2025. Further, as of September 30, 2025, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 37.8% of the combined voting power of the Company’s outstanding common stock.
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
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company’s Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. On September 19, 2025, MacAndrews exchanged 577,108 shares under the provisions of the Exchange Agreement.
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. MacAndrews exchanged 577,108 shares pursuant to the Exchange Agreement (discussed above), and the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2025.
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
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any revenue. All of the Company’s principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for revenue of $1.0 million during the nine months ended September 30, 2024, which was derived from one foreign collaboration partner located in China.
Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct research and development expense:
Cadisegliatin	3,993	1,524	6,903	5,121
Other projects*	63	110	312	515
Indirect research and development expense†	2,964	1,590	6,738	3,676
Total research and development expense	$7,020	$3,224	$13,953	$9,312

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Condensed Consolidated Statements of Operations.
Note 10: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company’s income tax provision for the nine months ended September 30, 2024, was $0.1 million representing foreign withholding taxes accrued in connection with revenue recorded under license agreements with a foreign entity. The Company did not record an income tax provision for the three months ended September 30, 2025, and 2024 nor the nine months ended September 30, 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on September 30, 2025, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 8, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2025.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,345)	$(5,840)	$(23,942)	$(18,268)
Less: Net loss attributable to noncontrolling interests	(1,647)	(1,057)	(4,106)	(3,440)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	(8,698)	(4,783)	(19,836)	(14,828)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	8,055,940	5,456,307	7,080,681	5,498,479
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(1.08)	$(0.88)	$(2.80)	$(2.70)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2025, and 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	September 30, 2025	September 30, 2024
Class B common stock (1)	241	577,349
Common stock options granted under the Plan	1,007,306	691,593
Common stock warrants	5,301,405	75,595
Total	6,308,952	1,344,537
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2025, and December 31, 2024 (in thousands):

	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party	$37	$—	$—	$37
Warrant liability	82	—	—	82
Total	$119	$—	$—	$119

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability, related party	$57	$—	$—	$57
Warrant liability	43	—	—	43
Total	$100	$—	$—	$100

	Changes in Level 3 instruments for the nine months ended September 30, 2025 and 2024
	Balance at January 1,	Net Change in fair value included in earnings	Purchases / Issuance	Sales / Repurchases	Reclass	Balance at September 30,
2025
Warrant liability, related party	$57	$(20)	$—	$—	$—	$37
Warrant liability	$43	$39	$—	$—	$—	$82
Total	$100	$19	$—	$—	$—	$119

2024
Warrant liability, related party	$110	$173	$—	$—	$(201)	$82
Warrant liability	$—	$(157)	$—	$—	$201	$44
Total	$110	$16	$—	$—	$—	$126
There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the nine months ended September 30, 2025. Gains and losses recognized due to the change in fair value of the warrant liability, related party are recognized as a component of other expense, related party in the Company’s Condensed Consolidated Statements of Operations.
The fair value of the Letter Agreement Warrants and other Warrants were determined using the Black-Scholes option pricing model or option pricing models based on the Company’s current capitalization. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free rate is based on the U.S.

Treasury yield curve in effect at the time of valuation. Significant inputs utilized in the valuation of the Letter Agreement Warrants and other Warrants as of September 30, 2025, and December 31, 2024, were:

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	58.63% - 103.24%	97.68%	88.01% - 116.31%	101.94%
Risk-free interest rate	3.62% - 4.10%	3.64%	4.17% - 4.26%	4.24%
Changes in the unobservable inputs noted above would impact the amount of the liabilities. Increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.
Note 13: Subsequent Events
The Company evaluated subsequent events through November 6, 2025, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the Unaudited Condensed Consolidated Financial Statements.

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
Company Overview
We are a late-stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, currently in a Phase 3 trial, a potential first-in-class oral liver-selective glucokinase activator (“GKA”) being investigated as an adjunctive therapy to insulin for the treatment of type 1 diabetes (“T1D”). The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
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
In May of 2023, the FDA issued new draft guidance on “Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products” which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia (“severe” hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes. On July 26, 2024, the FDA issued a clinical hold for the cadisegliatin program, including the CATT1 trial, based on the discovery of a chromatographic signal in a recent human absorption, distribution, metabolism, and excretion (ADME) study of cadisegliatin that could not be resolved by standard mass spectroscopy. Following submission of a complete response by vTv to the FDA detailing additional research findings and the conclusion that the original chromatographic signal was an experimental artifact, the FDA removed the clinical hold on March 14, 2025. The Company also submitted protocol amendment to shorten the overall duration of the CATT1 study from 12 months to 6 months with no change to the primary study endpoints. Based upon the shortened duration of the trial, the Company expects to have top-line data from the CATT1 study in the second half of 2026.
In June 2025, the Company initiated a food effect study in healthy volunteers to assess the impact of low or high fats food on the pharmacokinetics of cadisegliatin compared to fasting. The study completed the life phase and data are being analyzed currently.
The Company continues to work on the design for further registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2027.

In addition, we continue to work with our partner, G42 Investments AI Holding RSC Ltd. (“G42”), to initiate a double-blind, randomized, controlled Phase 2 trial in the Middle East region in insulin-using patients with type 2 diabetes (“T2D”). The study will randomize 300 patients to assess the potential of cadisegliatin as an adjunct therapy to insulin in patients with T2D. We expect that trial to begin in the fourth quarter of 2025.
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
Our research and development expenses by project for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct research and development expense:
Cadisegliatin	$3,993	$1,524	$6,903	$5,121
Other projects*	63	110	312	515
Indirect research and development expense	2,964	1,590	6,738	3,676
Total research and development expense	$7,020	$3,224	$13,953	$9,312
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
Other (Expense)/Income, net
Other (expense)/income primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.

Results of Operations
Comparison of the three months ended September 30, 2025, and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2025	2024	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,020	3,224	3,796
General and administrative	3,679	3,282	397
Total operating expenses	10,699	6,506	4,193
Operating loss	(10,699)	(6,506)	(4,193)
Interest income	399	504	(105)
Interest expense	(5)	—	(5)
Other (expense) income, net	(40)	162	(202)
Loss before income taxes and noncontrolling interest	(10,345)	(5,840)	(4,505)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(10,345)	(5,840)	(4,505)
Less: net loss attributable to noncontrolling interest	(1,647)	(1,057)	(590)
Net loss attributable to vTv Therapeutics Inc.	$(8,698)	$(4,783)	$(3,915)
Revenue
There was no revenue for the three months ended September 30, 2025, and 2024.
Research and Development Expenses
Research and development expenses were $7.0 million and $3.2 million for the three months ended September 30, 2025, and 2024, respectively. The increase in research and development expenses during this period of $3.8 million or 117.7%, was primarily driven by i) an increase in spending on cadisegliatin and on other projects of $2.4 million due to increases in clinical studies and drug manufacturing related costs and ii) an increase in indirect research and development expense of $1.4 million primarily related to the Novo Nordisk license milestone accrual and increases in payroll and share-based expenses.
General and Administrative Expenses
General and administrative expenses were $3.7 million and $3.3 million for the three months ended September 30, 2025, and 2024, respectively. The increase in general and administrative expenses during this period of $0.4 million, or 12.1%, was primarily driven by i) increases of $0.3 million in payroll related costs and ii) increases of $0.1 million in legal expenses.
Interest Income
Interest income for the three months ended September 30, 2025, and 2024, of $0.4 million and $0.5 million, respectively, is related to dividend income from our money market accounts.
Other (Expense)/Income, Net
Other expense for the three months ended September 30, 2025, was immaterial. Other income of $0.2 million for the three months ended September 30, 2024, was driven by gains related to the change in the fair value of the outstanding warrants to purchase shares of our own stock.

Comparison of the nine months ended September 30, 2025, and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2025	2024	Change
Revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	13,953	9,312	4,641
General and administrative	10,970	10,976	(6)
Total operating expenses	24,923	20,288	4,635
Operating loss	(24,923)	(19,288)	(5,635)
Interest income	1,005	1,136	(131)
Interest expense	(5)	—	(5)
Other expense, net	(19)	(16)	(3)
Loss before income taxes and noncontrolling interest	(23,942)	(18,168)	(5,774)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(23,942)	(18,268)	(5,674)
Less: net loss attributable to noncontrolling interest	(4,106)	(3,440)	(666)
Net loss attributable to vTv Therapeutics Inc.	$(19,836)	$(14,828)	$(5,008)
Revenue
Revenue for the nine months ended September 30, 2024 includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestone. There was no revenue for the nine months ended September 30, 2025.
Research and Development Expenses
Research and development expenses were $14.0 million and $9.3 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in research and development expenses during the period of $4.6 million, or 49.8%, was primarily driven by i) increases in indirect costs of $3.0 million primarily related to the Novo Nordisk license milestone accrual and increases in payroll, bonus and share-based expenses and ii) an increase in spending on cadisegliatin of $1.8 million due to increases in clinical studies, partially offset by iii) lower spending on other projects of $0.2 million.
General and Administrative Expenses
General and administrative expenses were $11.0 million and $11.0 million for the nine months ended September 30, 2025, and 2024, respectively. The decrease of $0.0 million or 0.1%, was primarily driven by i) decreases of $0.5 million in other general and administrative costs, partially offset by ii) increases of $0.5 million in share-based expense.
Interest income
Interest income for the nine months ended September 30, 2025, and 2024 of $1.0 million and $1.1 million respectively, is related to dividend income from our money market accounts.
Other Expense Net
Other expense for the nine months ended September 30, 2025, and September 30, 2024, was immaterial.
Liquidity and Capital Resources
Liquidity
As of September 30, 2025, we had an accumulated deficit of $319.6 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of September 30, 2025, we had cash and cash equivalents of $98.5 million.
On August 29, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell 5,243,732 units (the “Units”) to the Private Placement Investors in a private placement (the “Private Placement”). Each Unit includes (i) either (A) one share (the “Shares”) of our Class A common stock at purchase price of $15.265 per share, (the “Common Stock”), or (B) a Pre-Funded Warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $15.255 per share (representing per Private Placement Share purchase price less the exercise price of $0.01) and (ii) a warrant (the “Common Warrants”) to purchase one share of Common Stock (the “Warrant Shares”) (or a Pre-Funded warrant to purchase one share of Common Stock in lieu of a share of Common Stock (the “Replacement Warrants” and,together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”). We received aggregate gross proceeds from the Private Placement of approximately $80.0 million, before deducting offering costs payable by us.
The Pre-Funded Warrants are exercisable for $0.01, at any time after their original issuance and will not expire. The common warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, after the original issuance through the termination date. The Common Warrants will expire upon the earlier to occur of (i) the fifth anniversary of the issuance of the Warrants and (ii) 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial.
We are evaluating several financing strategies to increase our cash reserves, including direct equity investments and the potential licensing and monetization of other Company programs. The timing and availability of such additional funding are not yet known and we can provide no assurance that these plans will be successful.
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of September 30, 2025, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. In no event will we sell Class A common stock under this registration statement with a value exceeding more than one-third of the “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.
Cash Flows

	Nine Months Ended September 30,
	2025	2024
(dollars in thousands)
Net cash used in operating activities	$(16,004)	$(20,482)
Net cash provided by financing activities	77,762	52,607
Net increase in cash and cash equivalents	$61,758	$32,125
Operating Activities
For the nine months ended September 30, 2025, our net cash used in operating activities decreased by $4.5 million from the nine months ended September 30, 2024. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the nine months ended September 30, 2025, and 2024.

Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from Pre-Funded and Common Warrants of $80.0 million from the Private Placement financing For the nine months ended September 30, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and proceeds from pre-funded warrants of $51.0 million from the Private Placement financing.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2025, the Company entered into a securities purchase agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell 5,243,732 Units to the Private Placement Investors in a private placement. Each unit is comprised of one share of Class A common stock for an aggregate of 682,018 shares, at a purchase price of $15.265 per share and Pre-Funded Warrants to purchase an aggregate of 4,561,714 shares of the Company’s Class A common stock at a price of $15.255 per Pre-Funded Warrant. Additionally, each unit has an accompanying Common Warrant to purchase an aggregate of 5,243,732 shares of the Company’s Class A common stock. The Pre-Funded Warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. The Common Warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, after the original issuance through the termination date.
The Private Placement Shares and the Private Placement Pre-Funded and Common Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: November 6, 2025

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Michael Tung
Michael Tung
Executive Vice President and Chief Financial Officer