Form 10-K
period 2025-12-31
vTv Therapeutics Inc.
filed 2026-03-10
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-37524
_____________________________________________________________________________________________________
vTv Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3980 Premier Dr, Suite 110, High Point, NC	27265
(Address of principal executive offices)	(Zip Code)
(336) 841-0300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	VTVT	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates on the last business day of the Registrant’s most recently completed second quarter, June 30, 2025, was $22,364,235 (based on the closing sale price as reported on the Nasdaq on such date).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 10, 2026.

Class of Stock	Shares Outstanding
Class A common stock, par value $0.01 per share	3,938,654
Class B common stock, par value $0.01 per share	241
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2025

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

PART I
ITEM 1.    BUSINESS
Overview
We are a late-stage biopharmaceutical company focused on developing orally administered therapies for metabolic and inflammatory diseases with the goal of improving patient outcomes. Our lead product candidate, cadisegliatin (TTP399), is a novel, small-molecule, liver-selective glucokinase activator (GKA) currently being evaluated in a Phase 3 clinical trial as a potential oral adjunctive therapy to insulin for the treatment of type 1 diabetes (T1D). The Cadisegliatin as Adjunctive Therapy to Insulin in Participants with Type 1 Diabetes ("CATT1") Phase 3 clinical trial is a randomized, double-blind, placebo-controlled trial designed to evaluate the effect of cadisegliatin on hypoglycemia outcomes in patients with T1D. The primary endpoint is the reduction in the frequency of Level 2 hypoglycemia (blood glucose <54 mg/dL) and Level 3 (severe) hypoglycemia over a six-month treatment period. A key secondary endpoint is change in hemoglobin A1c (HbA1c), a standard measure of glycemic control, to assess cadisegliatin’s potential to reduce hyperglycemia. The CATT1 trial will randomize 150 patients with T1D on a 1:1:1 basis (50 patients per study arm) to receive 800 mg cadisegliatin daily, 800 mg cadisegliatin twice daily, or placebo.
In 2021, the FDA granted Breakthrough Therapy designation for cadisegliatin as an adjunctive therapy to insulin for the treatment of T1D. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The Breakthrough Therapy designation for cadisegliatin in T1D was supported by the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. In this trial, treatment with cadisegliatin resulted in a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia and in a statistically significant improvement in HbA1c relative to placebo. Cadisegliatin demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking cadisegliatin than those taking placebo.
A Phase 1 mechanistic study of cadisegliatin in patients with T1D showed no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients. Additionally, a Phase 1 study in healthy male subjects to investigate the absorption, metabolism, and excretion of[14C]-cadisegliatin following single dose oral administration (the "ADME study") was conducted. The ADME study results were consistent with expectations from prior research but also included a radiochromatographic signal that, at the time, could not be further characterized, which led the FDA to impose a clinical hold on the cadisegliatin development program in July 2024. Based upon extensive testing by two independent laboratories, the Company determined that the radiochromatographic signal was an experimental artifact (duplicate peak) of a known metabolite. As a result, the FDA lifted the clinical hold in March 2025, allowing the Company to resume its clinical development plan for cadisegliatin.
In 2025, we completed a food effect study in healthy volunteers that investigated the effect of fasting, low fat, and high fat meals on the absorption of cadisegliatin. The results of the food effect study confirmed the current recommendation in the CATT1 trial that cadisegliatin be taken with food to maximize its absorption.
In December 2025, together with our partner G42 Investments AI Holding RSC Ltd. (“G42 Investments”), we initiated a double-blind, randomized, controlled Phase 2 trial in the Middle East region in people with type 2 diabetes ("T2D"). The Company is the sponsor of this study that will be fully funded by G42 Investments. The study will randomize 300 patients to assess the potential of cadisegliatin as an adjunct therapy to insulin in people with T2D, and is expected to start screening in 2026.
We continue to work on the design of additional international registrational studies for cadisegliatin in T1D.
In addition to our clinical development program for cadisegliatin, we continue to advance the research and development of our other pipeline candidates through collaborations with academic partners and license agreements.

Our Pipeline
The following table summarizes our current drug candidates and their respective stages of development:

PRODUCT	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	PARTNERS + RIGHTS
DIABETES	**GK Activator** *Cadisegliatin* (TTP399)	Type 1 Diabetes				vTv THERAPEUTICS
		Type 2 Diabetes				G42 Healthcare – Certain countries in the Middle East, Africa, and Central Asia
	ORAL GLP-1R Agonist TTP273	Type 2 Diabetes				vTv THERAPEUTICS
	RAGE Antagonist TTP-RA	Type 1 Diabetes Prevention				vTv THERAPEUTICS
METABOLIC DISORDERS	**PPAR-δ Agonist** *Mavodelpar* (HPP593)	Dyslipidemia				vTv THERAPEUTICS
		Muscle Atrophy				
INFLAMMATION/ IMMUNOLOGY	**Nrf2/Bach1 Modulator** HPP971/HPP3033	Oxidative Inflammatory Indications				vTv THERAPEUTICS
	PDE4 Inhibitor HPP737	Psoriasis				NEWSOARA – Global rights
ONCOLOGY	**RAGE Antagonist** *Azeliragon*	Glioblastoma				CANTEX PHARMACEUTICALS – Global
		Pancreatic Cancer				
		Breast Cancer				
		Pneumonia				

Pipeline candidates are under investigation, and the safety and efficacy has not been established. There is no guarantee that these products will receive health authority approval or become commercially available for the use(s) being investigated.

Our Strategy
Our primary goal is to advance the development of our lead program cadisegliatin, a novel, oral, liver-selective glucokinase activator. In September 2025, we closed (the “Closing”) a private placement (the “2025 Private Placement”) of our Class A common stock and pre-funded warrants, pursuant to which we received aggregate gross proceeds of approximately $80.0 million, before deducting offering expenses payable by us. Investors in the 2025 Private Placement also received warrants to purchase our Class A common stock at a 50% premium to the stock price on the day of Closing, bringing total potential gross proceeds from the 2025 Private Placement to $200.0 million. The 2025 Private Placement allowed us to continue to advance our lead program for cadisegliatin (TTP399) and, together with cash on hand and the upfront payment received from the recent amendment to the license agreement covering our PDE4 inhibitor (HPP737), we expect it to provide funding well past topline data from the CATT1 clinical trial.

The key components of our business strategy are:
•Continuing to advance cadisegliatin (TTP399) as a potential treatment for diabetes. In 2021 Cadisegliatin received Breakthrough Therapy designation as an adjunctive therapy to insulin for the treatment of T1D based upon the positive results from the Phase 2 SimpliciT-1 Study, a multi-center, randomized, double-blind, adaptive study assessing the safety and efficacy of cadisegliatin as an adjunct to insulin therapy in adults with T1D. In May 2025, we resumed our CATT1 Phase 3 clinical trial investigating cadisegliatin as an adjunctive therapy to insulin in people living with T1D. The CATT1 trial continues to enroll patients and we expect to complete enrollment in the third quarter of 2026. We also continue to work on the design and execution of additional supportive trials in human volunteers, including studies to examine the effects of food on cadisegliatin's pharmacology and the potential effects of cadisegliatin on cardiac function (thorough QT study) as required by FDA.
In December 2025, together with our partner, G42 Investments, we initiated a double-blind randomized controlled Phase 2 trial in the Middle East region in 300 insulin-dependent people with T2D. The study is expected to start screening patients in 2026.

•Seeking additional strategic collaborations and additional funding to support the continued development and commercialization of our pipeline development programs. We continue to seek additional funding to support the development of our pipeline drug candidates as current internal resources are focused mainly on the development of cadisegliatin. We recently amended our license agreement with our partner, Newsoara BioPharma Co., Ltd. ("Newsoara"), to make it a global license to our PDE4 inhibitor (HPP737), which included a $20.0 million upfront payment. Under the amendment, we are conditionally entitled to receive milestone payments totaling up to $115.0 million and royalties in the mid single digits on sales.
We also continue to seek strategic collaborations with other pharmaceutical companies, such as our partnerships with Cantex and Newsoara, or academic or other research organizations for the development of our pipeline assets which have not been partnered.

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
Diabetes Overview
Type 1 diabetes is an autoimmune disease in which a person’s pancreas stops producing insulin. T1D results when the body’s immune system attacks and destroys the insulin-producing cells in the pancreas called beta cells. While the causes of T1D are not yet entirely understood, scientists believe that both genetic factors and environmental triggers are involved. The onset of T1D is not believed to be affected by diet or lifestyle. According to the T1D Index, an estimated 1.5 million individuals live with T1D in the U.S. as of 2026, a number which is expected to grow to 2.0 million by 2040. Globally, an estimated 9.9 million individuals live with T1D as of 2026.
Current Treatments for T1D and Their Limitations
Patients with T1D have difficulty achieving and maintaining glycemic control, defined as HbA1c <7% as recommended by the American Diabetes Association ("ADA"). To maintain appropriate glycemic control, patients with T1D are required to constantly monitor their blood glucose levels, closely manage their diet, and administer insulin via injection or an insulin pump at meal times and in response to changing blood glucose levels. While technology such as continuous glucose monitors, insulin pumps, and automated insulin delivery systems has advanced to help people with T1D manage this burden, approximately 75% of Americans living with T1D do not achieve the ADA’s recommended HbA1c level <7. Failure to maintain glycemic control can raise a patient’s risk of serious and life-threatening long-term complications, such as cardiovascular disease, blindness, kidney failure, and nerve damage. Blood sugar management for individuals living with T1D is a balancing act between reducing hyperglycemia while avoiding hypoglycemia. In fact, the ADA Standard of Care 2026 states that hypoglycemia is often the major limiting factor in the glycemic management of T1D and T2D.
Given the lack of adjunctive treatments for T1D, several existing treatment options for T2D have been investigated in T1D with limited success. SGLT-1/2 and SGLT-2 inhibitors were temporarily approved in Europe and are approved in Japan for certain sub-groups of people with T1D; however, they have not been approved in the U.S. for T1D primarily due to safety risks related to increased risk of diabetic ketoacidosis (“DKA”).
In 2022, the FDA approved teplizumab (Tzield®), a humanized anti-CD3 monoclonal antibody for the treatment of patients with two or more diabetes-related auto-antibodies to delay onset of Stage 3 T1D, and donislecel (Lantidra™), an allogeneic (donor) pancreatic islet cellular therapy for the treatment of patients with T1D who are in poor glycemic control because of recurrent severe hypoglycemia. Teplizumab does not address the unmet need of existing patients with diagnosed T1D or those that will eventually develop T1D, and donislecel requires long-term concurrent immunosuppressive therapy and is restricted to T1D patients with recurrent severe hypoglycemic episodes.
Despite the availability of these therapies, serious unmet medical need remains for people with T1D which could be addressed by a safe oral treatment option that reduces the incidence of hypoglycemia and improves glycemic control (HbA1c) without the risk of DKA or other serious adverse effects.
The Role of Glucokinase Activation in Diabetes
Glucokinase (“GK”) is a key regulator of glucose homeostasis and acts as the physiological glucose sensor, changing its conformation, activity, and/or intracellular location commensurate with changes in blood glucose concentrations. GK has two distinctive characteristics that make it a good therapeutic target for improving blood glucose control. First, its expression is mostly limited to glucose-sensing tissues (mainly liver cells and pancreatic β-cells), allowing for a focused therapeutic effect. Second, GK acts as a biological sensor for changes in serum glucose levels, modulating changes in the liver's uptake or release of glucose and changes in insulin secretion by β-cells. Activation of GK as a potential treatment of T1D is attractive because it could improve overall blood glucose control and specifically reduce the frequency and severity of low blood glucose (hypoglycemic) episodes through a mechanism of action that is entirely distinct from currently marketed oral anti-diabetic drugs.
Cadisegliatin (TTP399)
Cadisegliatin (TTP399), is a novel, small-molecule, liver-selective glucokinase activator (GKA) currently being evaluated in a Phase 3 clinical trial as a potential oral adjunctive therapy to insulin for the treatment of T1D. Cadisegliatin has a novel mechanism of action: liver-selective activation of GK that could improve glycemic control and reduce the risk of L2 and L3 hypoglycemia. To date, our trials for cadisegliatin suggest a liver-selective approach to GK activation has the potential to avoid the negative properties associated with other nonselective GKAs including: hypoglycemia, increased lipids, tachyphylaxis, and liver toxicity. Based on data from Phase 1 and 2 trials to date, we believe that cadisegliatin, if approved, has the potential to be a first-in-class oral anti-diabetic drug due to its liver-selectivity and novel mechanism of action. We have completed eleven Phase 1 and three Phase 2 clinical trials of cadisegliatin totaling more than 500 patients with type 1 and type 2 diabetes. In these trials, cadisegliatin was well tolerated with significant reductions of patient-reported symptomatic hypoglycemic events and glycosylated hemoglobin (HbA1c) compared to insulin alone in a Phase 2 study in T1D.
Positive Phase 2 Simplici-T1 Study
In February 2020, we announced positive results from the Simplici-T1 Study, an adaptive Phase 2 clinical trial of cadisegliatin, assessing the pharmacokinetics, pharmacodynamics, safety, and tolerability of cadisegliatin in adult patients with T1D over a 12-week period. The Simplici-T1 Study achieved its primary objective by demonstrating statistically significant improvements in HbA1c for cadisegliatin compared to placebo. Moreover, a clinically meaningful decrease (40%) in the number of severe and symptomatic hypoglycemia was observed in patients receiving cadisegliatin when compared to those receiving placebo.
Mechanistic study
We have conducted a study to evaluate the impact of liver-selective GK activation on the safety and tolerability of cadisegliatin. In October 2021, we announced positive results from the mechanistic study indicating no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D. Consistent with previous clinical studies of cadisegliatin, the drug was well tolerated with fewer subjects reporting treatment-emergent adverse events in the group taking cadisegliatin than in the placebo group. Importantly, patients taking cadisegliatin reported no events of hypoglycemia, while four events of hypoglycemia were reported in the placebo group.
ADME study
In August 2023, we completed an Open-Label Phase 1 Study in Healthy Male Subjects to Investigate the Absorption, Metabolism, and Excretion of [14C]-cadisegliatin (TTP399) Following Single Dose Oral Administration. Ten participants were dosed, and cadisegliatin was well tolerated. Initial results indicated the presence of an unexpected radiochromatographic signal which could not be further characterized at the time and led FDA to issue a clinical hold for the cadisegliatin program in July 2024. Based upon extensive testing by two independent laboratories, the Company determined that the radiochromatographic signal was an experimental artifact (duplicate peak) of a known metabolite. As a result, the FDA lifted the clinical hold in March 2025, allowing the Company to resume its clinical development plan for cadisegliatin.
Food Effect Study
In December 2025, we completed a double-blind randomized food effect study in male and female healthy volunteers to investigate the absorption of cadisegliatin following single dose oral administration of cadisegliatin when fasting or when consuming a low or high fat meal concurrently. The study showed significantly higher cadisegliatin exposure observed in the low-fat and high-fat fed groups as compared to the fasted group. The results confirm the currently recommended dosing of cadisegliatin with food to maximize its absorption.
Clinical Development Plan
Based upon the positive results of our Phase 2 Simplici-T1 Study, we requested Breakthrough Therapy designation (BTD) from the FDA which was granted in April 2021.
Carcinogenicity, long-term toxicology studies, development and reproductive toxicology studies, have been completed with no untoward findings. No treatment-related increase in tumor incidence was observed, no carcinogenic signal identified at clinically relevant exposures, and findings were not considered biologically relevant to humans.
In the second quarter of 2025 we resumed our Phase 3 CATT1 trial. The CATT1 trial is a double-blind, randomized trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia ("severe" hypoglycemia e.g., requiring assistance of another person). The CATT1 trial will randomize 150 patients with T1D on a 1:1:1 basis (i.e., 50 patients for each study arm) to receive 800 mg cadisegliatin daily, 800 mg cadisegliatin twice daily, or placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c), a traditional efficacy endpoint in diabetes trials, to assess the potential of cadisegliatin to reduce hyperglycemia.
During 2025, we also continued working on the design and execution of supportive trials for cadisegliatin, including a thorough QT study and a Phase 2 study in patients with T1D using hybrid closed loop insulin infusion systems, which we expect to start in 2026. We continue to plan for additional registrational studies for cadisegliatin in T1D following the completion of the current CATT1 study.
In December 2025, we and our partner, G42 Investments, initiated a double-blind randomized controlled Phase 2 trial in the Middle East region in 300 insulin-dependent people with T2D. The study is expected to start screening patients in 2026.
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
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares, in each case subject to specified exceptions. As part of the transaction the Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
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
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note. On February 27, 2024, the Company and G42 Investments further amended the G42 Purchase Agreement in connection with the 2024 Private Placement (as defined below).
CinPax and CinRx Transaction
On July 22, 2022, the Company entered into a Common Stock and Warrant Purchase Agreement (as amended, the "CinRx Purchase Agreement") with CinPax, LLC (“CinPax”), a subsidiary of CinRx Pharma, LLC (“CinRx”), pursuant to which the Company sold to CinPax 103,864 shares of the Company’s Class A common stock, for an aggregate purchase price of $10.0 million, which was paid (i) $6.0 million in cash at the closing of the transaction and (ii) $4.0 million in the form of a non-interest-bearing promissory note with CinPax and was paid to the Company on November 22, 2022. The Company, CinPax and CinRx subsequently amended the CinRx Purchase Agreement on February 27, 2024, in connection with the Private Placement which removed the right of CinPax to designate a board observer.
The CinRx Purchase Agreement also provided CinRx warrants to purchase up to 30,000 shares of Class A common stock at an initial exercise of price of approximately $28.80 per share (the “CinRx Warrants”). The CinRx Warrants will become exercisable by CinRx only if (i) the Company receives FDA approval to market and distribute the pharmaceutical product containing the Company’s proprietary candidate, cadisegliatin, or (ii) the Company is acquired by a third party, sells all or substantially all of its assets related to cadisegliatin to a third party or grants a third party an exclusive license to develop, commercialize and manufacture cadisegliatin in the United States. If neither of these events happen within five years of the date of the issuance of the CinRx Warrants, the CinRx Warrants will expire and will not be exercisable by CinRx. The exercise price of the CinRx Warrants and the number of shares issuable upon exercise of the CinRx Warrants are subject to adjustments in accordance with the terms of the CinRx Warrants.
Additionally, in conjunction with the CinRx Purchase Agreement the Company and CinRx entered into a Master Service Agreement whereby CinRx provides the Company with consulting, preclinical and clinical trial services, as enumerated in project proposals negotiated between the Company and CinRx from time to time.

Our Pipeline Programs
TTP273 - Oral Small-Molecule GLP-1 Receptor Agonist
Overview
Glucagon-like peptide-1 (“GLP-1”) is an endogenous incretin hormone that binds the GLP-1 receptor (“GLP-1R”) and plays a role in glucose-dependent insulin secretion, glucagon suppression, gastric emptying, and satiety. GLP-1 receptor agonists (“GLP-1RAs”) are established therapies for T2D and, in certain agents, have demonstrated benefits in weight reduction and cardiovascular risk reduction. TTP273 is an orally administered, small-molecule GLP-1RA that has demonstrated reductions in postprandial glucose excursions in response to oral glucose tolerance testing and mixed-meal tolerance testing in preclinical studies and clinical trials.
GLP-1RA Therapeutic Landscape
GLP-1RA products (and related incretin therapies) have received FDA approvals across multiple indications, including T2D and chronic weight management. For example, semaglutide (Wegovy®) is indicated for chronic weight management and to reduce the risk of major adverse cardiovascular events (“MACE”) in adults with established cardiovascular disease and obesity1. Tirzepatide (Zepbound®), a dual GIP/GLP-1 receptor agonist, is approved for chronic weight management, and since December 20, 2024, for treatment of moderate to severe obstructive sleep apnea in adults with obesity (with diet and exercise).2 GLP-1RA labeling for certain T2D products also includes cardiovascular risk-reduction claims in defined populations (e.g., dulaglutide).
Tolerability - particularly gastrointestinal (“GI”) adverse effects such as nausea and vomiting - may limit use in certain patient populations and in indications where weight loss is not desired or may be contraindicated. We believe that an orally administered GLP-1RA with a favorable tolerability profile could have utility in select settings.
1 Wegovy® is trademarked by Novo Nordisk A/S.
2 Zepbound® is trademarked by Eli Lilly and Company.

TTP273 Program Rationale and Mechanism
TTP273 is an orally administered, small-molecule GLP-1RA. In nonclinical assays, TTP273 demonstrated activation of cyclic adenosine monophosphate (“cAMP”) signaling and limited activation of the extracellular signal-regulated kinase (“ERK”)/β-arrestin pathway at clinically relevant concentrations. We believe this signaling profile may be relevant to balancing efficacy and tolerability of GLP-1 receptor agonists, although the clinical significance of these observations has not been fully established.
We have evaluated TTP273 for the potential treatment of post-meal hyperglycemia in cystic fibrosis-related diabetes (“CFRD”) and in cystic fibrosis (“CF”) patients with abnormal postprandial glucose excursions. CFRD is associated with impaired insulin secretion and abnormal incretin responses, and patients may have clinical considerations that make GI tolerability and unintended weight loss particularly important.
Development Status
We have completed two Phase 1 clinical trials and one Phase 2 clinical trial evaluating TTP273. Across these trials, TTP273 was generally well tolerated. In our clinical experience to date, the incidence of certain GI adverse events, including nausea and vomiting, was low.
In a randomized, double-blind Phase 2 trial in patients with type 2 diabetes (T2D) on background metformin therapy, TTP273 demonstrated statistically significant reductions in glycated hemoglobin (“HbA1c”) after three months of treatment. HbA1c is the standard regulatory and clinical benchmark for assessing long-term glycemic control, reflecting average blood glucose over approximately three months, and reductions in HbA1c are associated with a lower risk of diabetes-related complications. In this study, TTP273 also demonstrated reductions in systolic blood pressure, an important cardiometabolic risk factor commonly elevated in patients with T2D. Additional clinical studies will be required to further characterize the efficacy, safety, dose response, and tolerability of TTP273 in intended target populations.
Receptor for Advanced Glycation End-products (“RAGE”) Antagonist Program - TTP-RA (Preclinical)
Overview
RAGE is a cell-surface pattern-recognition receptor involved in inflammatory signaling. RAGE is expressed on multiple immune cell types, and engagement of RAGE by endogenous ligands released during cellular stress and tissue injury has been associated with activation and shaping of adaptive immune responses, including effects on T-cell activation and differentiation.
Given the central role of immune-mediated β-cell injury in T1D, we believe RAGE antagonism may represent a potential therapeutic approach to modulate pathogenic immune responses relevant to disease initiation and progression.
Scientific Rationale
In published nonclinical research, blockade or genetic absence of RAGE has been associated with altered T-cell responses and attenuation of immune-mediated islet injury and graft rejection in experimental models, supporting a potential role for RAGE signaling in autoimmune and inflammatory settings.
TTP-RA Program
TTP-RA is an orally administered, small-molecule RAGE antagonist in preclinical development being evaluated as a potential approach to prevent or delay the onset of T1D. We have supported and collaborated on investigator-sponsored research evaluating RAGE antagonism in this setting, including work involving academic collaborators and funded research initiatives.
In preclinical studies, TTP-RA has been evaluated for its ability to inhibit interactions between RAGE and a range of RAGE ligands in vitro and to modulate immune activity associated with T1D. In disease-relevant mouse models, TTP-RA has been reported to delay the development of diabetes. Co-administered with an anti-CD3 antibody, TTP-RA prevented autoimmune diabetes development in the PD-L1 accelerated model of disease when compared to the anti-CD3 antibody alone.
Peroxisome Proliferator-Activated Receptor Delta (“PPAR-δ”) Agonist Program - HPP593 (mavodelpar/REN001)
Overview
Peroxisome proliferator-activated receptors (“PPARs”) are nuclear transcription factors involved in regulating lipid metabolism and energy homeostasis. PPAR-δ has been associated with regulation of fatty acid oxidation, including in skeletal muscle, and has been explored as a potential target in disorders characterized by dysregulated lipid metabolism and muscle function.
Peroxisome Proliferator-Activated Receptor Delta (“PPAR-δ”) Therapeutic Landscape
In August 2024, the FDA granted accelerated approval to seladelpar (Livdelzi®), a PPAR-δ agonist, for primary biliary cholangitis (PBC) (with or without UDCA), based on biochemical response (ALP reduction), with continued approval contingent on confirmatory benefit.3
Scientific Rationale
PPAR-δ activation may influence transcription of genes involved in lipid utilization and mitochondrial function, and has been evaluated for potential effects on lipid parameters and skeletal muscle metabolism. While these biological effects support continued interest in the pathway, clinical relevance is dependent on demonstration of safety and efficacy in controlled clinical studies and may vary by indication and patient population.
HPP593 (mavodelpar/REN001) Program
HPP593 (also known as REN001, mavodelpar) is a PPAR-δ agonist that has been evaluated in clinical studies, including studies assessing lipid parameters and muscle-related endpoints.
Nrf2/Bach1 Program - Non-Electrophilic Modulators of Oxidative Stress and Inflammation
Overview
Nuclear factor erythroid 2-related factor 2 (“Nrf2”) is a transcription factor that regulates antioxidant response element (“ARE”) genes involved in cellular defense against oxidative stress. BTB and CNC homology 1 (“Bach1”) is an ARE transcriptional repressor that can limit Nrf2 pathway activity. We have identified multiple classes of novel, non-electrophilic small molecules designed to modulate the Nrf2/Bach1 axis, resulting in activation of the Nrf2 pathway. We believe activation of the Nrf2 pathway may have therapeutic relevance in diseases characterized by oxidative stress and inflammation.
Scientific Rationale
In many inflammatory and chronic disease settings, oxidative stress and dysregulated inflammatory signaling may contribute to tissue injury and impaired organ function. Activation of Nrf2 can increase expression of antioxidant and cytoprotective genes and may modulate inflammatory responses.
Historically, certain approaches to Nrf2 activation have relied on reactive, electrophilic mechanisms, which may be associated with safety and tolerability considerations. Non-electrophilic activation of the Nrf2 pathway through modulation of Bach1 provides an alternative approach to increasing Nrf2 pathway activity.
Nrf2 Therapeutic Landscape
To date, clinical validation of Nrf2-pathway modulation includes marketed products that are understood to activate or influence Nrf2 signaling. Dimethyl fumarate (Tecfidera®) is an oral therapy approved for relapsing forms of multiple sclerosis and has been described as activating the Nrf2 pathway. In addition, omaveloxolone (Skyclarys®) was approved in the U.S. for Friedreich’s ataxia; while its precise therapeutic mechanism is described as not fully established in labeling, it has been characterized as activating the Nrf2 pathway.4
Preclinical Activity
In preclinical pharmacology studies, our Nrf2/Bach1 modulators have demonstrated pharmacodynamic activity, including induction of Nrf2/Bach1 target genes in multiple organs and across diverse cell types. Efficacy and proof of concept have been observed in multiple disease-relevant animal models including metabolic dysfunction-associated steatohepatitis liver (MASH), neurodegenerative disorders (e.g., Parkinson’s disease, traumatic brain injury, Alzheimer’s disease), bone loss (e.g., osteoarthritis), Sickle Cell Disease (SCD) and other conditions.
Development Status
We have advanced select molecules from this program into clinical development. For example, HPP971 was evaluated in Phase 1 single-ascending dose and multiple-ascending dose studies in healthy participants and was generally
3 Livdelzi® is trademarked by Gilead.
4 Tecfidera® and Skyclarys® are trademarked by Biogen.

well tolerated in those studies. We continue to evaluate additional Nrf2/Bach1 program molecules in preclinical studies to further characterize their pharmacology and identify potential development paths.

Partnered Development Programs
HPP737 - Oral, Non-CNS Penetrant PDE4 Inhibitor
Overview
Phosphodiesterase-4 (“PDE4”) is an intracellular enzyme expressed in a range of inflammatory and immune cells that degrades cyclic adenosine monophosphate (“cAMP”), a signaling molecule involved in regulating inflammatory pathways. Increased PDE4 activity reduces intracellular cAMP and may contribute to increased production of pro-inflammatory mediators, including tumor necrosis factor alpha (“TNF-α”) and interleukins such as IL-17 and IL-23. PDE4 inhibition increases intracellular cAMP and can downregulate inflammatory responses, including effects on T cells and myeloid cell activation. As a result, PDE4 has been clinically validated as a target in multiple immune-mediated inflammatory diseases, including dermatologic and rheumatologic conditions.
PDE4 Therapeutic Landscape
PDE4 inhibition is an established therapeutic approach in certain inflammatory diseases. For example, apremilast (Otezla®)5, an oral PDE4 inhibitor, is approved for indications including psoriasis and psoriatic arthritis, and crisaborole (Eucrisa®)6, a topical PDE4 inhibitor, is approved for atopic dermatitis. PDE4 and cAMP signaling have also been implicated in inflammatory bowel disease (“IBD”), where immune activation and cytokine production contribute to intestinal inflammation and epithelial barrier dysfunction; Notwithstanding the utility of this mechanism, the tolerability of systemic PDE4 inhibition may be limited in some patients by adverse events that commonly include GI effects such as nausea, vomiting, and diarrhea, which can affect persistence on therapy.
HPP737 Program Rationale and Properties
HPP737 is an orally administered, potent and selective PDE4 inhibitor designed to have limited central nervous system (“CNS”) penetration. We believe that reduced CNS penetration may be relevant to improving tolerability for certain adverse events historically associated with systemic PDE4 inhibition, although the relationship between CNS exposure and tolerability outcomes may vary and has not been fully established for HPP737.
In nonclinical studies, HPP737 has demonstrated inhibition of cytokine production, including IL-17A and TNF-α, in vitro, and activity in multiple animal models of inflammation. A
HPP737 and Newsoara Biopharma
On May 31, 2018, we entered into a license agreement with Newsoara (the “Newsoara License Agreement”), under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize our PDE4 program, including the compound HPP737, in China and other Pacific Rim territories (collectively, the “Newsoara License Territory”). In January 2026, the parties entered into the Second Amendment to License Agreement (the "Second Amendment") to provide Newsoara with global rights to HPP737. In exchange for the global rights, Newsoara paid the Company an upfront amount of $20.0 million and agreed to modify the sales and development milestones and royalty on future sales. Under the Second Amendment, the Company is eligible to receive development, regulatory and sales-based milestone payments totaling up to $115.0 million as well as royalties on sales in the mid to upper single digits based on tiers of annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.
Under the terms of the Newsoara License Agreement, Newsoara will be responsible for the development and commercialization of the licensed products at its cost, and is required to use commercially reasonable efforts with respect to such development and commercialization efforts.
The Newsoara License Agreement, unless terminated earlier, will continue until expiration of all royalty obligations of Newsoara to us. Either party may terminate the Newsoara License Agreement for the other party’s uncured material breach.
5 Otezla® is trademarked by Amgen.
6 Eucrisa® is trademarked by Pfizer.

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
On May 20, 2024, Cantex announced that the FDA granted Orphan Drug Designation to azeliragon, a well-tolerated once-a-day pill, for the treatment of pancreatic cancer. Cantex has completed a clinical trial studying the safety and efficacy of azeliragon in patients refractory to first-line treatment of metastatic pancreatic cancer.
On December 9, 2024, Cantex announced that the FDA granted Orphan Drug Designation to Cantex’s azeliragon for the treatment of brain metastasis from breast cancer.
In February 2025, a Phase 1B clinical trial was initiated by Dr. Jonathan Yang at New York University Langone to assess safety of concurrent azeliragon with craniospinal irradiation in patients with leptomeningeal metastasis from solid tumor malignancies or high-grade gliomas.
A Phase 2 trial of azeliragon is in progress in women receiving “neoadjuvant chemotherapy” of breast cancer, which is chemotherapy to prevent cancer from returning after initial potentially curative treatment. Furthermore, a phase I/II study to assess safety and preliminary evidence of a therapeutic effect of azeliragon combined with stereotactic radiation therapy in patients with brain metastases is ongoing at Miami University.
A randomized, double-blind, placebo-controlled Phase 2/3 Study to determine the safety and effectiveness of azeliragon in the treatment of patients hospitalized for coronavirus disease 2019 (COVID-19) or pneumonia is in progress.

Inbound Partnerships
Novo Nordisk
In February 2007, we entered into an Agreement Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo License Agreement”) whereby we obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use, and commercialize products for the prevention, treatment, control, mitigation, or palliation of human or animal diseases or conditions. As part of this license grant, we obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $6.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products.

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
Potential Competing Products – Type 1 Diabetes
If approved, cadisegliatin for T1D would compete with a broad range of therapies and technologies, including oral and injectable non-insulin agents used adjunctively with insulin, novel insulin formulations, medical devices, and investigational disease-modifying or cell-based approaches intended to reduce hypoglycemia risk, improve glycemic control, or address underlying disease biology.
Adjunctive non-insulin pharmacotherapies and hypoglycemia-focused approaches. Multiple companies are developing agents intended to improve glycemic control and/or reduce hypoglycemia in people with T1D. For example, Zucara Therapeutics is developing ZT-01, an investigational somatostatin receptor 2 (SSTR2) antagonist intended to prevent insulin-induced hypoglycemia, with an initial development focus on nocturnal hypoglycemia. Diasome Pharmaceuticals has reported completion of enrollment in a Phase 2b trial evaluating a hepatocyte-directed vesicle (“HDV”)-enabled insulin lispro formulation intended to more closely replicate physiologic portal delivery and potentially reduce hypoglycemia while improving post-prandial control. In addition, incretin-based approaches are being evaluated in adults with T1D and overweight/obesity, including tirzepatide (a dual GLP-1/GIP receptor agonist) and other dual incretin candidates. REMD

Biotherapeutics has evaluated its glucagon receptor antagonism in T1D (volagidemab/REMD-477), a mechanism intended to reduce hyperglycemia and exogenous insulin requirements.In late 2024, the U.S. Food and Drug Administration ("FDA") declined to approve Lexicon Pharmaceuticals' sotagliflozin (Zynquista), a dual SGLT-1/SGLT-2 inhibitor, for use in T1D; however, Lexicon continues to pursue regulatory approval for this indication. Separately, ultra-rapid prandial insulin formulations such as Adocia’s BioChaperone® Lispro are being developed to improve post-prandial glucose control. None of these therapies are currently approved globally specifically for the treatment of T1D as an adjunct to insulin or as a novel insulin for T1D.
Disease-modifying, immune, and beta-cell replacement approaches. Other development programs focus on delaying progression to stage 3 T1D or preserving, regenerating, or replacing beta cells after diagnosis. Teplizumab (Tzield®), an anti-CD3 monoclonal antibody, was the first FDA-approved therapy to delay progression to stage 3 T1D in at-risk individuals; Sanofi has also reported FDA acceptance for expedited review of a supplemental application in recently diagnosed stage 3 T1D. Lantidra™ (donislecel), an allogeneic pancreatic islet cellular therapy, is FDA-approved for certain adults with T1D who cannot achieve adequate glycemic control due to repeated episodes of severe hypoglycemia despite intensive management. Vertex Pharmaceuticals is developing zimislecel (VX-880), an investigational stem cell-derived islet cell therapy administered via portal vein infusion and currently studied with concomitant immunosuppression. Multiple groups are also pursuing next-generation beta-cell replacement strategies which would not required the concomitant administration of immunosuppressive drugs. Eli Lilly has also announced Phase 3 programs of baricitinib (a JAK inhibitor) intended to evaluate (i) delay of stage 3 T1D in at-risk individuals and (ii) preservation of beta-cell function in newly diagnosed T1D. Additional early-stage disease-modifying approaches include. without being limited to, TXNIP inhibition (e.g., TIXiMED’s oral candidate TIX100, which has completed a Phase 1 study).
Medical devices and digital diabetes management. Devices such as continuous glucose monitors (“CGMs”), connected insulin pens, and automated insulin delivery systems that integrate insulin pumps with CGMs and control algorithms are widely adopted in T1D and continue to evolve. These systems have demonstrated improved glycemic outcomes and reduced hypoglycemia risk in many patients, and next-generation innovation in development includes fully closed-loop systems designed to reduce user burden (including approaches intended to operate without carbohydrate counting or meal boluses) and bi-hormonal systems combining insulin and glucagon. A first fully closed loop algorithm (CamDiab) received EU medical device Regulation approval in early 2026.

Collaboration Revenue and Customers
Most of our collaboration revenue for the years ended December 31, 2025, 2024 and 2023 is related to our licenses of certain compounds in the preclinical stage or clinical stage, including the Huadong License Agreement, which was terminated effective September 1, 2024, and the Newsoara License Agreement. Revenue recognized in these periods relates to the achievement of development milestones.

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

Human Capital
As of December 31, 2025 we had twenty-six employees and none of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate Information
We were incorporated under the laws of the State of Delaware in 2015. Our principal executive offices are located at 3980 Premier Drive, Suite 110, High Point, NC 27265, and our telephone number is (336) 841-0300. We also maintain a corporate website, www.vtvtherapeutics.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain Securities Exchange Commission (SEC) filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Annual Report on Form 10-K.

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
In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy as well as personnel changes at the FDA. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies ("REMS"), measures that may, for instance, place restrictions on the distribution of new drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to delay or terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.
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
Delays in the commencement, enrollment and completion of clinical trials, including but not limited to regulatory clinical holds, could increase our product development costs or limit the regulatory approval of our drug candidates. We do not know whether current or future clinical trials of our drug candidates will begin on time or at all or will be completed on schedule or at all. The commencement, enrollment and completion of our clinical trials, including our CATT1 Phase 3 clinical trial, can be delayed for a variety of reasons, including:
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
•difficulty in importing and exporting clinical trial materials and study samples; and
•inability to reach agreements on acceptable terms with prospective contract research organizations (CRO) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites.
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
The biopharmaceutical industry is characterized by intense competition and rapid technological innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic and biosimilar drug manufacturers, universities, and other research institutions. Our drug candidates, if successfully developed and approved, would compete in highly competitive markets with established therapies. To compete effectively, our drug candidates will need to demonstrate compelling clinical and commercial advantages over existing and emerging alternatives. We believe the key competitive factors that will affect the development and commercial success of our drug candidates include efficacy, safety and tolerability profile, mechanism of action, predictability and consistency of effect, convenience of dosing, and price and reimbursement.
Oral Non-Insulin Agents
Several oral non-insulin agents are in development or approved that may compete with cadisegliatin for the treatment of type 1 diabetes ("T1D"). These include TIXiMED's TIX-100, a drug candidate targeting thioredoxin-interacting protein (TXNIP), a protein elevated in diabetes that has been associated with beta cell death and dysfunction. SGLT-2 inhibitors, including dapagliflozin (Farxiga) and ipragliflozin (Suglat), have received approval in Japan for use in T1D but have not been approved in the United States due to safety concerns, including the risk of diabetic ketoacidosis. In late 2024, the U.S. Food and Drug Administration ("FDA") declined to approve Lexicon Pharmaceuticals' sotagliflozin (Zynquista), a dual SGLT-1/SGLT-2 inhibitor, for use in T1D; however, Lexicon continues to pursue regulatory approval for this indication. Additionally, Eli Lilly's JAK inhibitor baricitinib is in clinical development as a potential therapy to delay the onset of clinical stage 3 T1D in high-risk individuals and to preserve beta cell function in patients with newly diagnosed T1D.
Injectable Agents
Several injectable agents are currently in development for the treatment of T1D. These include ZT-01, a somatostatin type 2 receptor blocker being developed by Zucara Therapeutics for the treatment of nocturnal hypoglycemia; dual GLP-1/GIP receptor agonists in development by Carmot Therapeutics and Eli Lilly aimed at improving glycemic control in overweight or obese individuals with T1D; Diasome Pharmaceuticals' liver-targeted HDV Lispro insulin; Adocia's ultrarapid-acting BioChaperone insulin; and volagidemab, a glucagon receptor antagonist being developed by REMD Biotherapeutics.
Immune-Modulating and Disease-Modifying Therapies
Teplizumab (Tzield), developed by Sanofi, is an FDA-approved immune therapy indicated to delay the onset of stage 3 T1D in adult and pediatric patients eight years of age and older. The product has also received approval in the European Union under the brand name Teizeild. In 2025, an application for teplizumab was accepted by the FDA for expedited review for use in patients recently diagnosed with stage 3 T1D; if approved, it would represent the first disease-modifying therapy indicated for this population.
Cell-Based and Transplant Therapies

Lantidra is an FDA-approved allogeneic islet cell transplant therapy indicated for patients with T1D who are unable to achieve adequate glycemic control due to recurrent severe hypoglycemia. Lantidra requires concurrent immunosuppressive therapy to prevent organ rejection. Vertex Pharmaceuticals continues to advance stem cell-derived therapies, including VX-880, which is also intended for use with immunosuppressive therapy. A number of additional beta cell replacement programs are in development by companies including, but not limited to, Sernova, Seraxis, PolTreg, and Sana Biotechnology, utilizing diverse approaches with the goal of eliminating the need for chronic immunosuppression.
Medical Devices
Medical device technologies, including continuous glucose monitors, smart connected insulin pen systems, and automated insulin delivery systems, continue to advance and may compete with pharmacological approaches by addressing glycemic control and reducing the frequency and severity of hypoglycemic events.
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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by Executive Orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforces and programs; (2) rescinding a Biden administration Executive Order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden Administration's Executive Order that directed HHS to establish an artificial intelligence task force and develop a strategic plan regarding artificial intelligence; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (b) directing certain federal agencies to enforce existing law regarding hospital and health plan price transparency and standardize prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies' reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by FDA. Congress may introduce and ultimately pass healthcare related legislation that could, among other things, impact the drug approval process,
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.
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
We are a late-stage pharmaceutical company with limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our drug candidates, including net losses of approximately $27.0 million and $18.5 million and for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had a total accumulated deficit of approximately $326.7 million. We have not commercialized any products and have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to incur significant additional operating losses for the next several years, at least, as we conduct our research and development activities, advance drug candidates through clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing drugs into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our drug candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. We expect to continue to incur significant additional expenses as we continue the development of cadisegliatin. Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Relating to the Discovery, Development and Regulatory Approval of Our Drug Candidates” and “—Risks Relating to the Commercialization of Our Drug Candidates.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. In addition, we may not be able to enter into any collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our drug candidates either alone or with collaborators, or if revenues from any drug candidate that receives regulatory approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.
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
If the FDA or other regulators require that we perform additional studies beyond those we currently expect, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We have no commitments or arrangements for any additional financing to fund our research and development programs other than the funds we may raise through the sale of our Class A common stock under our sales agreement (the “TD Cowen Sales Agreement”) with Cowen & Company, LLC (“TD Cowen”) (the “TD Cowen ATM Offering”). As of March 10, 2026, there remains $47.5 million of availability under the TD Cowen ATM Offering. At no time will we sell shares of our Class A common stock under the General Instruction I.B.6 of Form S-3 in an aggregate amount exceeding one-third of our “public float” (the market value of our outstanding Class A common stock and any other equity securities held by non-affiliates) during any 12-calendar month period, so long as our public float remains below $75.0 million. In addition, our ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Class A common stock. We also will need to raise substantial additional capital in the future to conduct further clinical trials of cadisegliatin and to continue developing our other drug candidates. Although we continue to seek financing, partnering and licensing transactions for the further development of cadisegliatin, these efforts may not be successful. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize and license our products under development.
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
We are a late-stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of cadisegliatin and our other drug candidates. We have not yet obtained regulatory approvals for any of our drug candidates. Consequently, any statements about our future success or viability are not based on any substantial operating history or commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. As a result, we may never successfully develop and commercialize a product, which could lead to a material adverse effect on the value of any investment in our securities.

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
The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence, including generative artificial intelligence, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. However, there can be no assurance that our use will enhance our business processes, or result in our business processes being more efficient or profitable. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. For example, artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; artificial intelligence has been known to produce false or “hallucinatory” inferences or outputs; artificial intelligence can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of artificial intelligence, could impair the acceptance of artificial intelligence solutions, including those incorporated in our activities. If the artificial intelligence solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our artificial intelligence solutions or other artificial intelligence tools we use rely, we also may incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

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
Affiliates of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) and the investors that participated in the 2024 Private Placement and the 2025 Private Placement (together the "Private Placements,"; and such investors, the "Private Placement Investors"; and together with MacAndrews, our "Significant Investors") have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.
Our Significant Investors hold, directly or indirectly, a significant percentage of our combined voting power. Due to the Significant Investors' ownership and rights under the investor rights agreements (as amended the "Investor Rights Agreements") with an affiliate of MacAndrews, the securities purchase agreements (the "Securities Purchase Agreements") and registration rights agreements (the "Registration Rights Agreements") with the Private Placement Investors, our Amended and Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation") and Second Amended and Restated By-laws (the "By-laws"), the Significant Investors have substantial influence over us and our subsidiaries.
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
As of December 31, 2025, MacAndrews had converted all 577,108 outstanding shares of our Class B common stock it had previously held (together with an equal number of vTv LLC units) into an equal number of shares of our Class A common stock. Further, as of December 31, 2025, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, MacAndrews and its affiliates held shares representing approximately 37.8% of the combined voting power of our outstanding common stock. Pursuant to the terms of the Exchange Agreement among the Company, vTv LLC and the holders of vTv Units party thereto (the “Exchange Agreement”), vTv Units (along with the corresponding number of shares of our Class B common stock) will be exchangeable for (i) shares of our Class A common stock on a one-for-one basis or (ii) cash (based on the market price of the shares of Class A common stock), at our option (as the managing member of vTv Therapeutics LLC). Shares of our Class A common stock issuable upon an exchange of vTv Units as described above would be considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act, unless the exchange is registered under the Securities Act.
We also have issued warrants to MacAndrews to purchase 19,160 shares of our Class A common stock.
On February 27, 2024, we issued an aggregate of 464,377 shares of our Class A common stock to certain investors (the "2024 Private Placement Investors") in the 2024 Private Placement, and in September 2025 we issued an aggregate of 682,018 shares of our Class A common stock to certain investors (the "2025 Private Placement Investors") in the 2025 Private Placement. On February 27, 2024, we also issued pre-funded warrants to purchase up to an aggregate of 3,853,997 shares of Class A common stock in the 2024 Private Placement. On March 5, 2024, we entered into an exchange agreement pursuant to which the 2024 Private Placement Investors exchanged an aggregate of 116,493 shares of our Class A common stock for pre-funded warrants to purchase 116,590 shares of our Class A common stock. In September 2025, we issued 4,561,714 pre-funded warrants and 5,243,732 common warrants in each case to purchase shares of our Class A common stock in the 2025 Private Placement. Such pre-funded warrants provide that each Private Placement Investor will not have the right to exercise any portion of its pre-funded warrant if, together with its affiliates, such Private Placement Investor would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of our common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each Private Placement Investor may increase the Beneficial Ownership Limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%. As of December 31, 2025, the Private Placement Investors hold shares representing approximately 26.8% of the combined voting power of our outstanding common stock and 75.9% on a fully diluted basis.
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
Additionally, we entered into the Securities Purchase Agreements and the Registration Rights Agreements with the Private Placement Investors providing certain governance and registration rights. Pursuant to the Registration Rights Agreements, we filed a shelf registration statement on Form S-3 in October 2025 to register certain shares previously issued to MacAndrews and other of the Private Placement Investors.
On February 23, 2024, the Board of Directors approved the adoption of an equity incentive plan (the "2024 Plan") to replace the existing 2015 Plan and the 2024 Plan was approved by the stockholders at our 2024 annual meeting of shareholders. The 2024 Plan authorizes us to issue equity awards relating to up to an additional 750,000 shares of our Class A Common Stock, subject to automatic annual increases as described in the 2024 Plan.
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
As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the FDA related to adequately safeguarding patient information. We work with our in-house and cybersecurity vendors on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We have engaged third-parties to conduct evaluations of our security controls, including penetration testing, independent audits, and consulting on best practices to address new challenges. We require that our employees and subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on our systems and operations.
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

ITEM 2.    PROPERTIES
Our corporate headquarters are located in High Point, North Carolina. We operate primarily in a virtual environment and lease office space at 3980 Premier Drive, Suite 110, High Point, North Carolina 27265, within the Premier Center office park.
The lease for our prior office space at 3980 Premier Drive, Suite 310, High Point, North Carolina expired on November 30, 2025.

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
Holders
As of March 10, 2026, there were approximately 43 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. Because almost all of the shares of our Class A common stock are held by brokers, nominees and other institutions, we are unable to estimate the total number of beneficial owners represented by these record holders.
Issuer Purchases of Equity Securities
There have been no repurchases of the Company’s common stock during the fourth fiscal quarter of fiscal 2025.

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

Recent Developments
In January 2026, the Company received a $20.0 million upfront payment following the amended licensing agreement with Newsoara Biopharma Co., Ltd. for the Company’s highly selective PDE4 inhibitor, HPP737.

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

Our research and development expenses by project for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Direct research and development expense:
Cadisegliatin	$11,434	$6,026	$10,182
Other projects*	(1,258)	490	676
Indirect research and development expense	7,685	5,030	2,737
Total research and development expense	$17,861	$11,546	$13,595
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
Interest Income
Interest income represents cash interest income from dividends and interest from our money market accounts, all of which are recognized in our Consolidated Statement of Operations.

Other (Expense) Income, Net
Other (expense) income primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of the years ended December 31, 2025 and 2024
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Year Ended
Statement of operations data:	2025	2024	Change
Revenue	$—	$1,017	$(1,017)
Operating expenses:
Research and development	17,861	11,546	6,315
General and administrative	14,947	13,651	1,296
Total operating expenses	32,808	25,197	7,611
Operating loss	(32,808)	(24,180)	(8,628)
Interest income	1,870	1,565	305
Interest expense	(6)	—	(6)
Other (expense) income, net	(136)	10	(146)
Loss before income taxes and noncontrolling interest	(31,080)	(22,605)	(8,475)
Income tax provision	—	100	(100)
Net loss before noncontrolling interest	(31,080)	(22,705)	(8,375)
Less: Net loss attributable to noncontrolling interest	(4,106)	(4,243)	137
Net loss attributable to vTv Therapeutics Inc.	$(26,974)	$(18,462)	$(8,512)
Revenue
There was no revenue for the year ended December 31, 2025. Revenue for the year ended December 31, 2024, includes a $1.0 million increase to the transaction price for the license performance obligation under the Newsoara License Agreement due to the satisfaction of a development milestone and recognition of deferred Huadong revenue.
Research and Development Expenses
Research and development expenses were $17.9 million and $11.5 million for the years ended December 31, 2025 and 2024, respectively. The increase in research and development expenses during this period of approximately $6.3 million, or 54.7%, was primarily driven by (i) higher spending on cadisegliatin of $5.4 million, due to increases clinical studies, (ii) an increase in indirect costs of $2.6 million primarily due to increases in payroll and bonus costs and a $1.0 million Novo license milestone payment, partially offset by (iii) a decrease of $1.7 million in other projects primarily related to the write off of an aged accrual.
General and Administrative Expenses
General and administrative expenses were $14.9 million and $13.7 million for the years ended December 31, 2025 and 2024, respectively. The increase in general and administrative expenses during this period of approximately $1.3 million, or 9.5%, was primarily driven by (i) an increase in share-based expense of $0.6 million, (ii) an increase in payroll costs of $0.4 million, (iii) an increase in legal expenses of $0.2 million, and (iv) an increase in other operating costs of $0.1 million.
Interest Income
Interest income for the years ended December 31, 2025 and December 31, 2024 of $1.9 million and $1.6 million, respectively, is related to interest and dividend income from our money market account.

Other (Expense) Income, Net
Other expense was $0.1 million for the year ended December 31, 2025 and was driven by losses related to the change in the fair value of the outstanding warrants to purchase shares of our Class A common stock. Other income was immaterial for the year December 31, 2024.

Liquidity and Capital Resources
Liquidity
As of December 31, 2025, we had an accumulated deficit of $326.7 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of December 31, 2025, we had cash and cash equivalents of $88.9 million.
On August 29, 2025, we entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with the 2025 Private Placement Investors, pursuant to which we agreed to issue and sell 5,243,732 units (the “Units”) to the 2025 Private Placement Investors (the “2025 Private Placement”). Each Unit includes (i) either (A) one share (the “Shares”) of our Class A common stock at purchase price of $15.265 per share, (the “Common Stock”), or (B) a Pre-Funded Warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $15.255 per share (representing the per-Share purchase price less the Pre-Funded Warrant's exercise price of $0.01) and (ii) a warrant (the “Common Warrants”) to purchase either (x) one share of Common Stock (the “Warrant Shares”) or (y) a Pre-Funded warrant to purchase one share of Common Stock (the “Replacement Warrants” and, together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”). We received aggregate gross proceeds from the 2025 Private Placement of approximately $80.0 million, before deducting offering costs payable by us.
The Pre-Funded Warrants are exercisable for $0.01, at any time after their original issuance and will not expire. The common warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, at any time after their original issuance through their expiration date. The Common Warrants will expire upon the earlier to occur of (i) the fifth anniversary of the issuance of the Common Warrants and (ii) 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 15 for further details.

ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the "TD Cowen Sales Agreement") with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of December 31, 2025, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. At no time will we sell shares of our Class A common stock under this registration statement in an aggregate amount exceeding one-third of our “public float” (the market value of our outstanding Class A common stock and any other equity securities held by non-affiliates) during any 12-calendar month period, so long as our public float remains below $75.0 million.
We are evaluating several financing strategies to increase our cash reserves, including direct equity investments and the potential licensing and monetization of other Company programs. The timing and availability of such additional funding are not yet known and we can provide no assurance that these plans will be successful.

Cash Flows

	Year Ended December 31,
	2025	2024
(dollars in thousands)
Net cash used in operating activities	$(25,255)	$(25,307)
Net cash provided by financing activities	77,441	52,607
Net increase in cash and cash equivalents	$52,186	$27,300
Operating Activities
For the year ended December 31, 2025, our net cash used in operating activities decreased by $0.1 million from the prior year. The significant contributor to the change in cash used during the year was working capital changes.
Investing Activities
There were no cash flows from investing activities for the years ended December 31, 2025 and December 31, 2024.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was driven by sales of Units in the 2025 Private Placement for proceeds of $80.0 million . For the year ended December 31, 2024, net cash provided by financing activities was driven by sales of our Class A common stock and pre-funded warrants in the 2024 Private Placement for proceeds of $51.0 million, plus proceeds from the TD Cowen ATM Offering of $2.5 million.
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
Our future capital requirements will depend on many factors, including:
•the progress, costs, results and timing of enrollment and completion of our trials to evaluate cadisegliatin as a potential adjunctive therapy for the treatment of type 1 diabetes;
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. The Company’s current cash resources are expected to fund operations beyond the anticipated topline data readout from the CATT1 Phase 3 trial.

Off-Balance Sheet Arrangements
As of December 31, 2025, we do not currently have outstanding any off-balance sheet arrangements as defined under SEC rules.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2025, we maintained effective internal control over financial reporting.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 or Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8
(a)(2) Financial Statement Schedules
Not applicable
(a)(3) List of Exhibits

Exhibit Number	Description

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

3.4	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed March 3, 2022 (File No. 001-37524)).

3.5	First Amendment to the Second Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 19, 2025 (File No. 001-37524))

4.1	Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, filed July 25, 2022 (File No. 001-37524)).

4.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company's 8-K, filed February 28, 2024 (File No. 001-37524)).

4.3	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company's 8-K, filed September 2, 2025 (File No. 001-37524)).

4.4	Form of Warrant (incorporated by reference from Exhibit 4.2 to the Company's 8-K, filed September 2, 2025 (File No. 001-37524)).

4.5*	Description of Capital Stock.

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

10.17†
Employment Agreement, dated as of May 12, 2025, by and between vTv Therapeutics LLC and Michael Tung (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed May 19, 2025 (File No. 001-37524)).

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

Exhibit Number	Description
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

10.26*	First Amendment to License Agreement, dated as of November 11, 2020, by and between Newsoara Biopharma Co., Ltd., and vTv Therapeutics LLC.

10.27*	Second Amendment to License Agreement, dated as of June 26, 2024, by and between Newsoara Biopharma Co., Ltd., and vTv Therapeutics LLC.

10.28*	Second Amendment to License Agreement, dated as of January 30, 2026, by and between Newsoara Biopharma Co., Ltd., and vTv Therapeutics LLC.

10.29
Securities Purchase Agreement, dated August 29, 2025, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.1 to the Company's 8-K, filed September 2, 2025 (File No. 001-37524)).

10.30
Registration Rights Agreement, dated August 29, 2025, by and among vTv Therapeutics Inc. and the investors party thereto (incorporated by reference from Exhibit 10.2 to the Company's 8-K, filed September 2, 2025 (File No. 001-37524)).

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

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

Exhibit Number	Description

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL
________________________________________________

†	Management contract or compensatory plan or arrangement
††	Confidential treatment received with respect to portions of this exhibit.
*	Filed herewith
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 10, 2026

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

/s/ Paul J. Sekhri	President, Chief Executive Officer and Executive Chairperson	March 10, 2026
Paul J. Sekhri	(Principal Executive Officer)

/s/ Michael Tung	Executive Vice President and Chief Financial Officer	March 10, 2026
Michael Tung	(Principal Financial Officer)

/s/ Anne M. Phillips	Director	March 10, 2026
Anne M. Phillips

/s/ Daniel K. Spiegelman	Director	March 10, 2026
Daniel K. Spiegelman

/s/ Richard Nelson	Director and Executive Vice President, Chief Business Officer	March 10, 2026
Richard Nelson

/s/ Fahed Al Marzooqi	Director	March 10, 2026
Fahed Al Marzooqi

/s/ Raymond Cheong	Director	March 10, 2026
Raymond Cheong

/s/ Srinivas Akkaraju	Director	March 10, 2026
Srinivas Akkaraju

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm PCAOB ID No. (42)	F-2

Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-5
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-7

Notes to Consolidated Financial Statements	F-8
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of vTv Therapeutics Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Accrued Development Costs

Description of the Matter
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has recorded $3 million of accrued development costs as of the year ended December 31, 2025, which includes costs for clinical trial and contract manufacturing activities, among others. The accrual is based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by contract research organizations, clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual costs incurred.
Auditing the accrued development costs related to the Company's contract research organization was judgmental because the timing and pattern of vendor invoicing may not correspond to the level of services provided and can include estimates such as expected patient enrollment, site activation, and estimated project duration.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, reading the Company’s contracts with their contract research organization as well as corroborating the progress of clinical development activities through inquiry with the Company’s operations personnel that oversee the activities. We confirmed contract terms and the level of services provided directly with the contract research organization and tested the Company’s hindsight analysis of prior year estimates to assess the accuracy of management’s accrual estimation process. In addition, we tested invoices received from clinical vendors subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.
Detroit, Michigan
March 10, 2026

vTv Therapeutics Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share and share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$88,932	$36,746
Prepaid expenses	743	1,192
Other current assets	218	175
Total current assets	89,893	38,113
Other assets	6	153
Total assets	$89,899	$38,266
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,557	$5,027
Current portion of operating lease liabilities	—	169
Warrant liability, related party	84	—
Total current liabilities	6,641	5,196
Contract liabilities, net of current portion	18,669	18,669
Warrant liability, related party	—	57
Warrant liability	152	43
Total liabilities	25,462	23,965
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 3,938,654 and 2,612,257 shares outstanding as of December 31, 2025 and 2024, respectively	39	26
Class B common stock, $0.01 par value; 100,000,000 shares authorized, and 241 and 577,349 outstanding as of December 31, 2025 and 2024, respectively	—	6
Additional paid-in capital	391,090	311,885
Accumulated deficit	(326,692)	(299,718)
Total stockholders’ equity attributable to vTv Therapeutics Inc.	64,437	12,199
Noncontrolling interest	—	2,102
Total stockholders’ equity	64,437	14,301
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$89,899	$38,266

The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except per share and share data)

	Years Ending December 31,
	2025	2024	2023
Revenue	$—	$1,017	$—
Operating expenses:
Research and development	17,861	11,546	13,595
General and administrative	14,947	13,651	11,907
Total operating expenses	32,808	25,197	25,502
Operating loss	(32,808)	(24,180)	(25,502)
Other (expense) income, net	(109)	160	(1,497)
Other (expense) income – related party	(27)	(150)	574
Interest income	1,870	1,565	472
Interest expense	(6)	—	(13)
Loss before income taxes and noncontrolling interest	(31,080)	(22,605)	(25,966)
Income tax provision	—	100	—
Net loss before noncontrolling interest	(31,080)	(22,705)	(25,966)
Less: net loss attributable to noncontrolling interest	(4,106)	(4,243)	(5,716)
Net loss attributable to vTv Therapeutics Inc.	$(26,974)	$(18,462)	$(20,250)
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(26,974)	$(18,462)	$(20,250)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(3.20)	$(3.20)	$(9.71)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	8,423,632	5,771,052	2,084,973
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances at December 31, 2022	$16,579	2,084,973	$21	577,349	$6	$254,757	$(265,524)	$(10,740)	$—	$(10,740)
Net loss	(5,716)	—	—	—	—	—	(20,250)	(20,250)	—	(20,250)
Share-based compensation	—	—	—	—	—	1,578	—	1,578	—	1,578
Change in redemption value of noncontrolling interest	(4,732)	—	—	—	—	—	4,732	4,732	—	4,732
Balances at December 31, 2023	6,131	2,084,973	21	577,349	6	256,335	(281,042)	(24,680)	—	(24,680)
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(18,462)	(18,462)	—	(18,462)
Net loss attributable to redeemable noncontrolling interest(*)	(1,085)	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable noncontrolling interest	214	—	—	—	—	—	(214)	(214)	—	(214)
Reclassification of redeemable noncontrolling interest to permanent equity (See Note 10)	(5,260)	—	—	—	—	—	—	—	5,260	5,260
Share-based compensation	—	—	—	—	—	2,757	—	2,757	—	2,757
Issuance of Class A common stock and pre-funded warrants, net offering costs	—	347,884	3	—	—	50,332	—	50,335	—	50,335
Issuance of Class A Common Stock under ATM offering	—	179,400	2	—	—	2,461	—	2,463	—	2,463
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(3,158)	(3,158)
Balances at December 31, 2024	—	2,612,257	26	577,349	6	311,885	(299,718)	12,199	2,102	14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	—	(26,974)	(26,974)	—	(26,974)
Issuance of common stock upon exercise of stock options	—	1,336	—	—	—	16	—	16	—	16
Shares withheld related to net share settlement of equity awards	—	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	—	3,775	—	3,775	—	3,775
Issuance of common shares and equity classified warrants, net of offering costs	—	682,018	7	—	—	77,469	—	77,476	—	77,476
Issuance of common stock - warrants exercised	—	61,677	—	—	—	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	—	577,108	6	(577,108)	(6)	—	—	—	—	—
Reclassification of noncontrolling interest to additional paid-in capital	—	—	—	—	—	(2,004)	—	(2,004)	2,004	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(4,106)	(4,106)
Balances at December 31, 2025	$—	3,938,654	$39	241	$—	$391,090	$(326,692)	$64,437	$—	$64,437
(*) Allocation of NCI net loss was a result from the reclassification to permanent equity on February 27, 2024 (See Note 10)
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss before noncontrolling interest	$(31,080)	$(22,705)	$(25,966)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	16	89	90
Loss on disposal of property and equipment	6	—	—
Loss from G42 Promissory Note early redemption	—	—	313
Non-cash interest income	—	—	(100)
Share-based compensation expense	3,775	2,757	1,578
Realized gain on sale of investment in Reneo Pharmaceuticals, Inc.	—	—	(3,061)
Impairment of investments in Anteris Bio, Inc.	—	—	4,245
Change in fair value of warrants, related party	27	150	(574)
Change in fair value of warrants	109	(160)	—
Changes in assets and liabilities:
Prepaid expenses	449	(216)	1,551
Other current assets	(43)	60	(37)
Other assets	125	119	105
Accounts payable and accrued expenses	1,530	(5,215)	2,929
Contract liabilities	—	(17)	—
Other liabilities	(169)	(169)	(154)
Net cash used in operating activities	(25,255)	(25,307)	(19,081)
Cash flows from investing activities:
Proceed from sale of investments in Reneo Pharmaceuticals, Inc.	—	—	4,404
Net cash provided by (used in) investing activities	—	—	4,404
Cash flows from financing activities:
Proceeds from sale of Class A common stock, pre-funded and common warrants, net of offering costs	77,476	—	—
Proceeds from sale of Class A common stock and pre-funded warrants, net of offering costs	—	50,335	—
Proceeds from issuance of Class A common stock, net of offering costs	—	2,463	—
Proceeds from sale of Class A common stock to collaboration partner, net of offering costs	—	—	12,030
Proceeds from the exercise of stock options	16	—	—
Taxes paid related to net share settlement of equity awards	(51)	—	—
Proceeds from debt issuance	392	—	566
Repayment of notes payable	(392)	(191)	(599)
Net cash provided by financing activities	77,441	52,607	11,997
Net increase (decrease) in cash, cash equivalents	52,186	27,300	(2,680)
Total cash and cash equivalents, beginning of year	36,746	9,446	12,126
Total cash and cash equivalents, end of year	$88,932	$36,746	$9,446
Supplemental cash flow information:
Cash paid for interest	$6	$2	$14
Cash paid for income taxes	$—	$100	$—

Non-cash activities:
Change in redemption value of noncontrolling interest	$—	$(214)	$(4,732)
Reclassification of noncontrolling interest to additional paid-in capital	$2,004	$5,260	$—
The accompanying notes are an integral part of the consolidated financial statements.

vTv Therapeutics Inc.
Notes to Consolidated Financial Statements
(dollar amounts are in thousands, unless otherwise noted)

Note 1: Description of Business, Basis of Presentation and Going Concern
Description of Business
vTv Therapeutics Inc. (the “Company,” the “Registrant,” “we” or “us”) was incorporated in the state of Delaware in April 2015. The Company is a late-stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, currently in a Phase 3 trial, a potential first-in-class oral liver-selective glucokinase activator being investigated as an adjunctive therapy to insulin for the treatment of type 1 diabetes. The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
Principles of Consolidation
vTv Therapeutics Inc. is a holding company, and its principal asset is a controlling equity interest in vTv Therapeutics LLC (“vTv LLC”), the Company’s principal operating subsidiary.
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company's consolidated assets and liabilities with the exception of the Warrants and $68.4 million of cash and cash equivalents.
Various holders own non-voting interests in vTv LLC, representing a de minimis amount of economic interest. Effectively, vTv Therapeutics Inc.’s interest is approximately 100% of vTv LLC’s economic results. vTv Therapeutics Inc. has provided financial and other support to vTv LLC in the form of its purchase of vTv Units with the net proceeds of the Company’s various debt and equity transactions in prior years and equity purchase agreements with various parties. vTv Therapeutics Inc. will not be required to provide financial or other support for vTv LLC. However, vTv Therapeutics Inc. will control its business and other activities through its managing member interest in vTv LLC, and its management is the management of vTv LLC. Nevertheless, because vTv Therapeutics Inc. will have no material assets other than its interests in vTv LLC, any financial difficulties at vTv LLC could result in vTv Therapeutics Inc. recognizing a loss.
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through December 31, 2025, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of December 31, 2025, the Company had an accumulated deficit of $326.7 million and has generated net losses in each year of its existence. As of December 31, 2025, the Company's liquidity sources included cash and cash equivalents of $88.9 million. See Note 9 for details on financing transactions for the years ended December 31, 2025 and 2024.
On February 28, 2024, we entered into the TD Cowen Sales Agreement, pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, at no time will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering in an aggregate amount exceeding one-third of our public float during any 12-calendar month period, so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. On September 17, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the

Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 15 for further details.

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
Two collaboration partners represented 100% of the revenue earned during the year ended December 31, 2024 and was attributable from the satisfaction of a development milestone from the Newsoara License Agreement and the satisfaction of a performance obligation from the First Huadong Amendment (as defined herein). The Company did not have any revenue during the years ended December 31, 2025 or December 31, 2023.
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

The Company periodically assesses its property and equipment and other long-lived assets for impairment in accordance with the relevant accounting guidance. No such charges were recognized during the years ended December 31, 2025, 2024 or 2023. There were no assets held for sale at December 31, 2025 or 2024.
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
As of December 31, 2025 and 2024, the Company has no investments.
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
Fair Value of Financial Instruments
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and other accrued liabilities approximate fair value due to their short-term nature. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:
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
The Company’s warrants are classified as Level 3 within the fair value hierarchy, with no material activity during the years ended December 31, 2025 and 2024. Gains and losses recognized due to the change in fair value of the warrant liabilities are recognized as a component of other (expense) income, related party in the Consolidated Statements of Operations.
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
Noncontrolling Interest
Non-controlling interests have been recorded to reflect the various holders of non-voting interests in vTv LLC, which represents a de minimis amount of economic interest as of December 31, 2025. This non-controlling interest is presented as a separate component of equity in the consolidated balance sheets and as a loss in the consolidated statements of operations.
Prior to February 27, 2024, the Company recorded the noncontrolling interest represented by the vTv Units and the Class B common stock at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. See discussion and additional detail of the noncontrolling interest at Note 10.
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
As of December 31, 2025, the Company did not have any lease arrangements with an initial term greater than 12 months.
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
If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s share price, the Company considers whether an adjustment to the observable market price is required when estimating fair values.

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
Employee Benefit Plan
The Company has a 401(k)-retirement plan in which all of its full-time employees are eligible to participate. The plan provides for the Company to make discretionary 50% matching contributions up to a maximum of 6% of employees’ eligible compensation. Employer contributions under the plan were immaterial for the periods presented.
Accounting Pronouncements Adopted During the Current Year
Income Taxes: In December 2023, the FASB issued ASU 2023-09: “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company adopted ASU 2023-09 effective December 31, 2025, on a prospective basis. Refer to Note 13 for changes to our income tax disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
G42 Investments has agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares. The Company has granted to G42 Investments certain shelf and piggyback registration rights with respect to those shares of Class A common stock issued to G42 Investments pursuant to the G42 Purchase Agreement, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.

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
By applying the principals in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and Cogna would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of December 31, 2025, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the year ended December 31, 2025.
The Company identified certain commitments that are in the scope of ASC 606 as Cogna’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the IP once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. The Company will recognize revenue from the development, commercial and manufacturing license at a point in time when the Company releases the restrictions on the use of the IP, which is expected to be after cadisegliatin is approved by the FDA. The Company will recognize revenue from the material right related to Cogna’s ability to purchase the commercial supply at cost as Cogna purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if Cogna decides to purchase the clinical supply from the Company). As a result, the Company has not recognized any revenue under the ASC 606 unit of account during the years ended December 31, 2025 and 2024.
On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense) income in the Company’s Consolidated Statements of Operations. The G42 Promissory Note receivable was classified and accounted for under ASC 310 Receivables (“ASC 310”) and was initially measured at its fair value of $11.9 million. The Company also recorded the $18.7 million as deferred revenue in the Consolidated Balance Sheets, as none of the underlying performance obligations had been satisfied as of and for the years ended December 31, 2025 and 2024. On February 27, 2024, the Company and G42 Investments further amended the G42 Purchase Agreement in connection with the Private Placement.
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
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). Under the terms of the Newsoara License Agreement, Newsoara paid the Company an upfront cash payment of $2.0 million. During the year ended December 31, 2019, the Company received an additional payment of $1.0 million related to the satisfaction of a development milestone during the year. As amended, the Company is eligible to receive additional potential development, regulatory and sales-based milestone payments totaling up to $76.5 million. In addition, Newsoara is obligated to pay the Company royalty payments at mid to upper single digit rates, based on tiers of annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country. The Company previously entered into a second amendment with Newsoara to expand the original agreement which became null and void in June 2025. On January 30, 2026, the Company entered into a new Second Amendment with Newsoara. See Note 15 for further details.
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
In the first quarter of 2024, the transaction price for this performance obligation was increased by $1.0 million due to the satisfaction of a development milestone under the Newsoara License Agreement. This amount was fully recognized as revenue during the year ended December 31, 2024, as the related performance obligation was fully satisfied. There were no changes to the transaction price during the years ended December 31, 2025 and 2023.
The remaining milestone payments that the Company is eligible to receive have not been included in the transaction price as of December 31, 2025, as it is not considered probable that such payments will be received.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and nonemployee directors and these options vest ratably over a four-year period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $3.8 million, $2.8 million and $1.6 million, respectively, of compensation expense related to share-based awards. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards. As of December 31, 2025, the Company had total unrecognized stock-based compensation expense of approximately $6.2 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. The weighted average grant date fair value for all option grants during the years ended December 31, 2025, 2024 and 2023 was $15.37, $14.76 and $24.78 per option, respectively. The total intrinsic value of stock options exercised was $0.2 million during the year ended December 31, 2025. The total fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $2.9 million, $2.9 million and $2.2 million, respectively.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Expected volatility	89.03% - 93.76%	96.84% - 108.61%	121.01% - 126.76%
Expected life of option, in years	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Risk-free interest rate	3.68% - 4.13%	3.44% - 4.36%	3.42% - 4.61%
Expected dividend yield	0.00%	0.00%	0.00%
The following table summarizes the activity related to the stock option awards for the year ended December 31, 2025 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Awards outstanding at December 31, 2024	705,593	$35.85
Granted	409,066	20.14
Exercised	(21,355)	11.81
Forfeited	(58,350)	16.98
Expired	(17,334)	384.72
Awards outstanding at December 31, 2025	1,017,620	$25.18	$19,750
Options exercisable at December 31, 2025	404,640	$35.25	$6,593
Weighted average remaining contractual term	6.9 Years
Options vested and expected to vest at December 31, 2025	899,743	$26.00
Weighted average remaining contractual term	8.0 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	2025	2024	2023
Research and development	$1,124	$742	$425
General and administrative	2,651	2,015	1,153
Total share-based compensation expense	$3,775	$2,757	$1,578

Note 5: Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$498	$577
Prepaid software	117	43
Prepaid - other	128	572
Other current assets	218	$175
Total	$961	$1,367

Note 6: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$1,132	$939
Accrued development costs	3,045	2,263
Accrued compensation and related costs	2,081	1,509
Accrued other	299	316
Total	$6,557	$5,027

Note 7: Leases
In August 2019, the Company leased office space for its headquarters location under an operating lease. This lease commenced in November 2019 after the completion of certain tenant improvements made by the lessor. The lease included an option to renew for a five-year term as well as an option to terminate after three years, neither of which was recognized as part of its related right of use assets or lease liabilities as their election was not considered reasonably certain. In November 2022, the Company entered into a second amendment to the lease, (i) to reduce the square footage and (ii) to extend the lease term, which constituted a modification event under ASC 842 and, the lease classification for the asset remains as an operating lease. Further, the second amendment to the lease does not include any material residual value guarantee or restrictive covenants. In November 2025, the Company did not renew its leased office space and the related lease expired with no remaining lease obligations.
As of December 31, 2024, the Company's operating leases had a weighted average remaining lease term of 0.9 years and a weighted average incremental borrowing rate of 9.5%.
Operating lease cost was $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and December 31, 2024, cash paid for operating leases was $0.2 million.

Note 8: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the Novo License Agreement, the Company has additional potential developmental and regulatory milestone payments totaling up to $6.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. During the year ended December 31, 2025, the Company recorded a payment of $1.0 million for the milestone associated with the initiation of a phase 3 clinical trial under this agreement. As of December 31, 2025, the Company does not have any commercialized licensed products.

Note 9: Stockholders’ Equity (Deficit)
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
Common Stock and Pre-funded Warrants
In August 2025, the Company entered into a securities purchase agreement with certain Private Placement Investors, pursuant to which we agreed to issue and sell 5,243,732 Units to the Private Placement Investors in a private placement. Each unit is comprised of one share of Class A common stock for an aggregate of 682,018 shares, at a purchase price of $15.265 per share and Pre-Funded Warrants to purchase an aggregate of 4,561,714 shares of the Company’s Class A common stock at a price of $15.255 per Pre-Funded Warrant. Additionally, each unit has an accompanying Common Warrant to purchase an aggregate of 5,243,732 shares of the Company’s Class A common stock. We received aggregate gross proceeds from the Private Placement of approximately $80 million, before deducting offering costs payable by us. The Pre-Funded Warrants were immediately exercisable, have an exercise price of $0.01 and may be exercised at any time after the date of issuance. The Common Warrants are exercisable for (x) $22.71, if exercised for a Share, or (y) $22.70 if exercised for a Pre-Funded Warrant, after the original issuance through the termination date. The Common Warrants will expire upon the earlier to occur of (i) the fifth anniversary of the issuance of the Warrants and (ii) 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial.
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

Equity-Based Stock Warrants
The following table summarizes the equity-based stock warrant activity for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	3,970,587	0.01
Granted	9,805,446	$12.15
Exercised	(61,677)	0.01
Expired or cancelled	—
Outstanding at December 31, 2025*	13,714,356	$8.69
Exercisable at December 31, 2025	13,714,356	$8.69
*Amount includes 8,470,624 Pre-Funded Warrants and 5,243,732 Common Warrants.
The Pre-Funded and Common Warrants were classified as a component of permanent equity in the Company’s Consolidated Balance Sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the Pre-Funded Warrants.
G42 Investments Transaction
On May 31, 2022, the Company and G42 Investments entered in to the G42 Purchase Agreement (see Note 3), pursuant to which the Company agreed to sell to G42 Investments 259,657 shares of the Company's Class A common stock, for an aggregate purchase price of $25.0 million, consisting of (i) $12.5 million in cash at the closing of the transaction and (ii) $12.5 million in the form of a promissory note of G42 Investments to be paid at the one-year anniversary of the execution of the G42 Purchase Agreement (the "G42 Promissory Note"). On February 28, 2023, the Company and G42 Investments amended the G42 Purchase Agreement and modified the G42 Promissory Note to accelerate the payment due under the note. Pursuant to the amendment, on February 28, 2023, the Company received $12.0 million, which reflected the original amount due under the G42 Promissory Note less a 3.75% discount, in full satisfaction of the note, resulting in a loss of $0.3 million and was recognized as a component of other (expense) income net, in the Company’s Consolidated Statements of Operations.
ATM Offering
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, at no time will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with an aggregate amount exceeding one-third of our public float during any 12-calendar month period, so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements.
During the year ended December 31, 2025, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
During the year ended December 31, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
Letter Agreement Warrants
The Company previously entered into the Letter Agreements with MacAndrews. Under the terms of the Letter Agreements, the Company had the right to sell to MacAndrews shares of its Class A common stock at a specified price per share, and MacAndrews had the right (exercisable up to three times) to require the Company to sell to it shares of Class A common stock at the same price. In addition, in connection with and as a commitment fee for the entrance into certain of these Letter Agreements, the Company also issued MacAndrews warrants (the “Letter Agreement Warrants”) to purchase additional shares of the Company’s Class A common stock. The Letter Agreement Warrants were recorded as warrant liability, related party within the Company’s Consolidated Balance Sheets based on their fair value. The issuance of the Letter Agreement Warrants was considered to be a cost of equity recorded as a reduction to additional paid-in capital. During the years ended December 31, 2025, 2024 and 2023 the change in fair value in related party warrants was immaterial.

Note 10: Noncontrolling Interest
The Company is subject to the Exchange Agreement with respect to the vTv Units representing a de minimis noncontrolling interest in vTv LLC (see Note 11). The Exchange Agreement requires the surrender of an equal number of vTv Units and Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange value is determined based on a 20 day volume weighted average price of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
On February 27, 2024, in connection with the Private Placement financing, the Investor Rights Agreement altered M&F TTP Holdings Two LLC (“M&F”) governance rights such that directors designated by M&F no longer comprise a majority of the Company’s Board of Directors (see Note 11). The redeemable noncontrolling interest redemption feature to exchange vTv Units for cash rather than shares of Class A common stock is a contingent event that is now within control of the Company through the Company’s independent Board of Directors. As a result, $5.3 million representing the fair value of redeemable noncontrolling interest on February 27, 2024, was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to noncontrolling interest as a component of permanent equity.
Changes in the Company’s ownership interest in vTv LLC while the Company retains its controlling interest in vTv LLC are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net loss attributable to vTv Therapeutics Inc. and transfers to noncontrolling interest:

	December 31,
	2025	2024	2023
Net loss attributable to vTv Therapeutics Inc. common shareholders	$(26,974)	$(18,462)	$(20,250)
Decrease in vTv Therapeutics Inc. stockholders' equity for sale of vTv Units as a result of common stock issuances	(55)	(7,592)	—
Change from net loss attributable to vTv Therapeutics Inc. common shareholders and transfers to noncontrolling interest	$(27,029)	$(26,054)	$(20,250)

Note 11: Related-Party Transactions
MacAndrews & Forbes Incorporated
During the year ended December 31, 2025, MacAndrews converted all 577,108 outstanding shares of their Class B common stock (together with an equal number of vTv LLC units) into Class A common stock. As a result, vTv Therapeutics Inc. now owns approximately 100% of vTv LLC, as of December 31, 2025. Further, as of December 31, 2025, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, as of December 31, 2025 MacAndrews’ holdings represented approximately 37.8% of the combined voting power of the Company’s outstanding common stock.
Exchange Agreement
Pursuant to the terms of the Exchange Agreement, but subject to the Amended and Restated LLC Agreement of vTv Therapeutics LLC, the vTv Units (along with a corresponding number of shares of the Class B common stock) are exchangeable for (i) shares of the Company's Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Company’s Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of vTv Therapeutics LLC), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require an exchange for cash rather than shares of Class A common stock will ultimately be determined by the entire Board of Directors. As of December 31, 2025, MacAndrews had exchanged 577,108 shares under the provisions of the Exchange Agreement.

Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the "Tax Receivable Agreement"), which provides for the payment by the Company, M&F TTP Holdings Two LLC, as successor in interest to vTv Therapeutics Holdings (“M&F”) and M&F TTP Holdings LLC provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. MacAndrews exchanged 577,108 shares pursuant to the Exchange Agreement (discussed above), and the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of December 31, 2025.
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

Note 12: Segment Information
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
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any revenue. All of the Company's principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for revenue of $1.0 million during the year ended December 31, 2024, which was derived from two foreign collaboration partners located in China.
Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Direct research and development expense:
Cadisegliatin	11,434	6,026	10,182
Other projects*	(1,258)	490	676
Indirect research and development expense†	7,685	5,030	2,737
Total research and development expense	$17,861	$11,546	$13,595

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Consolidated Statements of Operations. Other segment items consist of (i) general and administrative expenses, which include share-based compensation, (ii) interest and other (expense) income and (iii) income tax expense, all of which are reflected in the Company’s Statements of Operations.

Note 13: Income Taxes
We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Company is subject to U.S. federal income taxes as well as state taxes. The Company has not recorded any state taxes in 2025, 2024 and 2023. However, the jurisdictions that comprise the majority (greater than 50%) of the composite state is Florida. The Company did not record an income tax provision for the years ended December 31, 2025 and December 31, 2023. The Company's income tax provision for the year ended December 31, 2024 was $0.1 million representing foreign withholding taxes incurred in connection with payments received under license agreements with foreign entities.
For financial reporting purposes, Loss before provision for income taxes and noncontrolling interest, includes solely domestic operations for all years presented.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2025
At statutory rate	$(6,527)	21.0%
Change in valuation allowance	6,925	(22.3)%
Tax credits	(323)	1.0%
Other	(75)	0.3%
Provision for income taxes	$—
Effective income tax rate		—%
The provision (benefit) for income taxes for the year ended December 31, 2024 and 2023 consists of the following (in thousands):

	December 31,
	2024	2023
U.S. statutory tax benefit	$(4,747)	$(5,453)
Partnership income (federal) not subject to tax to the Company	891	1,200
Foreign withholding tax	79	—
State taxes (net of federal benefit)	(928)	(2)
Research and development tax credit	(373)	(273)
Other	190	(64)
Change in valuation allowance	4,988	4,592
Provision for income taxes	$100	$—
Effective income tax rate	(0.4)%	0.0%

Deferred Tax Assets
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$37,094	$27,819
R&D Tax Credit carryforwards	2,815	2,491
Investment in partnerships	9,789	3,322
Capital loss carryforward	383	395
Other	47	2
Total deferred tax assets	50,128	34,030
Valuation allowance	(50,128)	(34,030)
Net deferred tax assets	$—	$—
The Company assesses the available positive evidence and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company’s recent operating losses. Such objective evidence limits the ability to consider other subjective evidence, such as forecasts of profitability. Based on the weight of objective evidence, including cumulative pre-tax losses in recent years, the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a full valuation allowance. During the year ended December 31, 2025, the Company’s valuation allowance increased by $16.1 million.
The Company has federal net operating loss carryforwards of $171.1 million that will be available to offset future taxable income. Approximately, $38.8 million of these carryforwards expire in varying amounts starting in 2035 to 2037, if not utilized and are available to offset 100% of future taxable income. The remaining $132.3 million may be carried forward indefinitely but are only available to offset 80% of future taxable income. The Company has federal research and development tax credits of $2.8 million which expire in varying amounts starting in 2035 to 2045. In addition, the Company has North Carolina net operating loss carryforwards of approximately $51.7 million which are set to expire beginning in 2030 through 2045.
The Company applies applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its consolidated financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2025, the Company had no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2025.
The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The earliest open tax years that are still subject to examination by the IRS and the aforementioned state tax authorities are 2022 to 2025.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(31,080)	$(22,705)	$(25,966)
Less: Net loss attributable to noncontrolling interests	(4,106)	(4,243)	(5,716)
Net loss attributable to vTv Therapeutics Inc.	(26,974)	(18,462)	(20,250)
Net loss attributable to common shareholders of vTv Therapeutics Inc., basic and diluted	$(26,974)	$(18,462)	$(20,250)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted (1)	8,423,632	5,771,052	2,084,973
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(3.20)	$(3.20)	$(9.71)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the year ended December 31, 2025 and 2024.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	Year Ended December 31,
	2025	2024	2023
Class B common stock (1)	241	577,349	577,349
Common stock options granted under the Plan	1,017,620	705,593	249,247
Common stock warrants	5,292,892	70,639	76,545
Total	6,310,753	1,353,581	903,141
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

Note 15: Subsequent Events
On January 30, 2026, vTv Therapeutics LLC (“vTv LLC” or the "Company"), a subsidiary of vTv Therapeutics Inc., entered into the Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”) to amend the License Agreement previously entered into between vTv LLC and Newsoara on May 31, 2018 (the “Original Agreement”). Although the Company had previously entered into an amendment with Newsoara to expand the Original Agreement, that amendment became null and void in June 2025. Under the new Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. The Second Amendment also requires Newsoara to pay vTv LLC up to $50.0 million in development milestones, $65.0 million in sales-related milestones and royalties in the mid single digits depending upon sales volumes.