Form 10-Q
period 2026-03-31
vTv Therapeutics Inc.
filed 2026-05-13
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-37524
_____________________________
vTv Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	47-3916571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Premier Dr, Suite 110 High Point, NC	27265
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 13, 2026
Class A common stock, par value $0.01 per share	3,938,654
Class B common stock, par value $0.01 per share	241

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,086	$88,932
Prepaid expenses	521	743
Other current assets	201	218
Total current assets	98,808	89,893
Other assets	5	6
Total assets	$98,813	$89,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,821	$6,557
Warrant liability, related party	60	84
Total current liabilities	6,881	6,641
Contract liabilities	1,830	18,669
Warrant liability	143	152
Total liabilities	8,854	25,462
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 3,938,654 outstanding as of March 31, 2026 and December 31, 2025	39	39
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 241 outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	392,478	391,090
Accumulated deficit	(302,558)	(326,692)
Total stockholders’ equity	89,959	64,437
Total liabilities and stockholders’ equity	$98,813	$89,899
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$36,839	$—
Operating expenses:
Research and development	8,978	2,830
General and administrative	4,598	3,673
Total operating expenses	13,576	6,503
Operating income (loss)	23,263	(6,503)
Other income (expense), net	9	(17)
Other income (expense) – related party	24	(28)
Interest income	838	331
Income (loss) before income taxes and noncontrolling interest	24,134	(6,217)
Income tax provision	—	—
Net income (loss) before noncontrolling interest	24,134	(6,217)
Less: net loss attributable to noncontrolling interest	—	(1,125)
Net income (loss) attributable to vTv Therapeutics Inc.	$24,134	$(5,092)
Net income (loss) attributable to vTv Therapeutics Inc. common shareholders	24,134	(5,092)
Basic net income (loss) per share of vTv Therapeutics Inc. Class A common stock	$1.94	$(0.77)
Basic weighted average number of vTv Therapeutics Inc. Class A common stock	12,409,278	6,582,844
Diluted net income (loss) per share of vTv Therapeutics Inc. Class A common stock	$1.65	$(0.77)
Diluted weighted average number of vTv Therapeutics Inc. Class A common stock	14,634,420	6,582,844
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity - Unaudited
(in thousands, except number of shares)

For the three months ended March 31, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2025	3,938,654	$39	241	$—	$391,090	$(326,692)	$64,437
Net income attributable to vTv Therapeutics Inc.	—	—	—	—	—	24,134	24,134
Share-based compensation	—	—	—	—	1,388	—	1,388
Balances at March 31, 2026	3,938,654	$39	241	$—	$392,478	$(302,558)	$89,959

For the three months ended March 31, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(5,092)	(5,092)	—	(5,092)
Share-based compensation	—	—	—	—	813	—	813	—	813
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,125)	(1,125)
Balances at March 31, 2025	2,612,257	$26	577,349	$6	$312,698	$(304,810)	$7,920	$977	$8,897
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss) before noncontrolling interest	$24,134	$(6,217)
Adjustments to reconcile net income (loss) before noncontrolling interest to net cash provided by (used) in operating activities:
Depreciation expense	1	9
Share-based compensation expense	1,388	813
Change in fair value of warrants, related party	(24)	28
Change in fair value of warrants	(9)	17
Changes in assets and liabilities:
Prepaid expenses	222	450
Other current assets	17	60
Other assets	—	33
Accounts payable and accrued expenses	264	(836)
Contract liabilities	(16,839)	—
Other liabilities	—	(44)
Net cash provided by (used in) operating activities	9,154	(5,687)
Net increase (decrease) in cash and cash equivalents	9,154	(5,687)
Total cash and cash equivalents, beginning of period	88,932	36,746
Total cash and cash equivalents, end of period	$98,086	$31,059

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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Unaudited Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company’s consolidated assets and liabilities with the exception of the Warrants and $78.0 million of cash and cash equivalents.
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
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through March 31, 2026, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of March 31, 2026, the Company had an accumulated deficit of $302.6 million and has generated net losses in each year of its existence. As of March 31, 2026, the Company’s liquidity sources included cash and cash equivalents of $98.1 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 3 for further details.
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, Condensed Consolidated Statements of Operations for the three months ended March 31, 2026, and 2025 Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2026, and

2025 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
On an ongoing basis, the Company evaluates its estimates, including those related to the grant date fair value of equity awards, the fair value of warrants to purchase shares of its Class A common stock and the useful lives of property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in Note 2 Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.” This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This amendment is effective for our annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

Note 3: Collaboration Agreements
G42 Agreements
The Company and G42 Investments AI Holding RSC Ltd, a private limited company (“G42 Investments”), entered into a Common Stock Purchase Agreement (the “G42 Purchase Agreement”), on May 31, 2022, pursuant to which the Company sold to G42 Investments 259,657 shares of the Company’s Class A common stock, for an aggregate purchase price of $25.0 million, which was paid (i) $12.5 million in cash at the closing and (ii) $12.5 million in the form of a promissory note of G42 Investments paid in 2023. G42 Investments agreed to certain transfer restrictions (including restrictions on short sales or similar transactions) and restrictions on further acquisitions of shares. The Company granted G42 Investments certain shelf and piggyback registration rights with respect to those shares, including the ability to conduct an underwritten offering to resell such shares under certain circumstances. The registration rights include customary cooperation, cut-back, expense reimbursement, and indemnification provisions.
Contemporaneously with the G42 Purchase Agreement, in 2022, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments, with those rights transferring to G42 Healthcare Research Technology Projects LLC ("G42"), an affiliate of G42 Investments. The Collaboration Agreement which requires G42 to work with the Company in performing clinical trials for cadisegliatin (TP399) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Collaboration Agreement, G42 obtained a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Collaboration Agreement, including to develop and commercialize cadisegliatin in the Partner Territory. Specifically, the Company will share various protocols with G42 related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin needed to conduct the trials. Under the Collaboration Agreement, G42 has the right to develop and commercialize cadisegliatin in the Partner Territory at its own cost. The Company may supply at cost, or G42 may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date. Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory at its own cost. The results of each party’s clinical trials may be combined by the Company to seek FDA approval in the United States for cadisegliatin.
The G42 Purchase Agreement also provides for, following the receipt of the cadisegliatin FDA Approval, at the option of G42 Investments, either (a) the issuance of the Company’s Class A common stock (the “Milestone Shares”) having an aggregate value equal to $30.0 million or (b) the payment by the Company of $30.0 million in cash (the “Milestone Cash Payment”). The issuance of the Milestone Shares or the payment of the Milestone Cash Payment, as applicable, is conditioned upon receipt of the cadisegliatin FDA Approval and subject to certain limitations and conditions set forth in the G42 Purchase Agreement. There can be no assurance that the cadisegliatin FDA Approval will be granted or as to the timing thereof. Once commercialization takes place in the Partner Territory, the Company will receive royalties in the single digits from G42 Healthcare on the net sales of cadisegliatin for a period of at least ten years after the first commercial sale of cadisegliatin in the Partner Territory.
A premium was paid on the Class A common stock by G42 Investments of $18.7 million, net of a note receivable discount of $0.6 million, which was deferred and recorded as a contract liability. This premium was determined to be the transaction price for all remaining obligations under the agreements and accounted for under ASC 808 or ASC 606 based on determination of the unit of account. As of December 31, 2025 $18.7 million was recorded in the Consolidated Balance Sheet.
The Company determined that certain commitments under the agreements are in the scope of ASC 808 as both the Company and G42 are active participants in the clinical trials of cadisegliatin, and both are exposed to significant risks and rewards based on the success of the clinical trials and subsequent FDA approval. G42 is determined to be a vendor of the Company during the clinical trial phase, working on the Company’s behalf to complete research and development activities, and not in a customer capacity. The Company accounted for the commitments related to the clinical trials, which includes transfer of trial protocols, supply of clinical trial dosages, and collaboration on the joint development committee as an ASC 808 unit of account, applying the recognition and measurement principles of ASC 606 by analogy. The Company will recognize collaboration revenue for its development activities under ASC 808 over time based on the estimated period of performance.
By applying the principles in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and G42 would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of March 31, 2026, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three months ended March 31, 2026 and 2025. $1.3 million remains deferred and recorded in contract liabilities as of March 31, 2026.
The Company identified certain commitments that are in the scope of ASC 606 as G42’s relationship is that of a customer for these commitments. The significant performance obligations that are in the scope of ASC 606 are (1) the development, commercialization and manufacturing license of the intellectual property (IP) once restrictions on the use of the IP have been lifted by the Company and (2) a potential material right to a commercial supply agreement. As a result, the Company recognizes revenue associated with the development, commercialization, and manufacturing license at a point in time upon the release of the IP restrictions.
As of March 31, 2026, the Company lifted the contractual restrictions on the use of the IP. Accordingly, the Company determined that control of the license was transferred to G42 at that point in time, and the related performance obligation was satisfied. For the three months ended March 31, 2026, the Company recognized $16.9 million license revenue associated with the transfer of the IP. No license revenue was recognized for the three months ended March 31, 2025.
The Company will recognize revenue from the material right related to G42’s ability to purchase the commercial supply at cost as G42 purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if G42 decides to purchase the clinical supply from the Company). No revenue has been recognized related to the commercial supply agreement for the three months ended March 31, 2026 and 2025, as G42 has not exercised its option to purchase commercial supply as of those dates. $0.5 million remains deferred and recorded in contract liabilities as of March 31, 2026.
Newsoara License Agreement
The Company is party to a license agreement with Newsoara Biopharma Co., Ltd., (“Newsoara”) (the “Newsoara License Agreement”) under which Newsoara obtained an exclusive and sublicensable license to develop and commercialize the Company’s phosphodiesterase type 4 inhibitors (“PDE4”) program, including the compound HPP737, in China, Hong Kong, Macau, Taiwan and other pacific rim countries (collectively, the “Newsoara License Territory”). Additionally, under the Newsoara License Agreement, the Company obtained a non-exclusive, sublicensable, royalty-free license to develop and commercialize certain Newsoara patent rights and know-how related to the Company’s PDE4 program for therapeutic uses in humans outside of the Newsoara License Territory. In accordance with ASC 606, the Company identified all of the performance obligations at the inception of the Newsoara License Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that the license and technology transfer services represent a single performance obligation because they were not capable of being distinct on their own. The transaction price was fully allocated to this combined performance obligation and the related revenue was recognized during the year ended December 31, 2018.
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). On January 30, 2026, the Company entered into a new Second Amendment with Newsoara. Although the Company had previously entered into an amendment with Newsoara to expand the Original Agreement, that amendment became null and void in June 2025. Under the new Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. The Second Amendment also requires Newsoara to pay vTv LLC up to approximately $50.0 million in development milestones, $65.0 million in sales-related milestones and royalties in the mid single digits depending upon sales volumes. In February 2026, the Company received and recognized the $20.0 million upfront payment from Newsoara as stipulated in the Second Amendment and recognized the related revenue due to satisfying the performance obligation. As of March 31, 2026 $3.0 million milestones have been met.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of March 31, 2026, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $13.4 million, which is expected to be recognized over a weighted average period of 3.2 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2026, and 2025 was $28.56 and $14.97 per option, respectively. The aggregate intrinsic value of the in-the-money awards outstanding at March 31, 2026, was de minimis.

The following table summarizes the activity related to the stock option awards for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Awards outstanding at December 31, 2025	1,017,620	$25.18
Granted	475,719	37.04
Awards outstanding at March 31, 2026	1,493,339	$28.96	$20,731
Options exercisable at March 31, 2026	520,306	$31.51	$8,947
Weighted average remaining contractual term	7.1 Years
Options vested and expected to vest at March 31, 2026	1,208,395	$28.50
Weighted average remaining contractual term	8.3 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$444	$227
General and administrative	944	586
Total share-based compensation expense	$1,388	$813
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $6.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. As of March 31, 2026, the Company does not have any commercialized licensed products.
Note 6: Stockholders’ Equity
Common Stock and Pre-funded Warrants
In August 2025, the Company entered into a securities purchase agreement with certain Private Placement Investors pursuant to which the Company issued and sold an aggregate of 682,018 shares of Class A common stock at a purchase price of $15.265 per share, Pre-funded Warrants to purchase 4,561,714 shares of Class A common stock at a purchase price of $15.255 per Pre-funded Warrant, and accompanying Common Warrants to purchase up to 5,243,732 shares of Class A common stock for aggregate gross proceeds of approximately $80.0 million, before deducting offering costs payable by us. The Pre-funded Warrants were immediately exercisable at an exercise price of $0.01 per share. The Common Warrants are exercisable at $22.71 per share and expire upon the earlier of the fifth anniversary of issuance or 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial.
In February 2024, the Company entered into a securities purchase agreement with certain Private Placement Investors pursuant to which the Company issued and sold an aggregate of 464,377 shares of Class A common stock at a purchase price of $11.81 per share and Pre-funded Warrants to purchase 3,853,997 shares of Class A common stock at a purchase price of $11.80 per Pre-funded Warrant for aggregate gross proceeds of approximately $51.0 million, before deducting offering costs payable by us. The Pre-funded Warrants were immediately exercisable at an exercise price of $0.01 per share and contain customary beneficial ownership limitations.
On March 5, 2024, the Company entered into a letter agreement with the Private Placement Investors pursuant to which the investors exchanged an aggregate of 116,493 shares of Class A common stock for 116,590 Pre-funded Warrants.
Equity-Based Stock Warrants
The following table summarizes the equity-based stock warrant activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	13,714,356	8.69
Granted	—	$—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at March 31, 2026*	13,714,356	$8.69
Exercisable at March 31, 2026	13,714,356	$8.69
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
ATM Offering
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock, having an aggregate offering price of up to $50.0 million (the “TD Cowen ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, at no time will we sell securities registered on the registration statement relating to the TD Cowen ATM Offering with an aggregate amount exceeding one-third of our public float in any 12-calendar month period, so long as our public float remains below $75.0 million. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3.0% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. On September 17, 2024, the Company sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million.
During the three months ended March 31, 2026 and 2025, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
Note 7: Related-Party Transactions
MacAndrews & Forbes Incorporated
On September 19, 2025, MacAndrews converted all 577,108 outstanding shares of their Class B common stock (together with an equal number of vTv LLC units) into Class A common stock. As a result, vTv Therapeutics Inc. now owns approximately 100% of vTv LLC, as of September 30, 2025. Further, as of March 31, 2026, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 37.8% of the combined voting power of the Company’s outstanding common stock.

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
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. MacAndrews exchanged 577,108 shares pursuant to the Exchange Agreement (discussed above), and the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of March 31, 2026.
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
Note 8: Segment Information
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
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any product revenue. All of the Company’s principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for collaboration and license revenue of $36.8 million during the three months ended March 31, 2026, which was derived from two foreign collaboration partners located in China and United Arab Emirates.

Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three months ended March 31, 2026, and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct research and development expense:
Cadisegliatin	6,507	918
Other projects*	77	113
Indirect research and development expense†	2,394	1,799
Total research and development expense	$8,978	$2,830

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Condensed Consolidated Statements of Operations.
Note 9: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three months ended March 31, 2026, and 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on March 31, 2026, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2026.
Note 10: Net Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to vTv Therapeutics Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.
For dilutive securities, all outstanding stock options, and Common Warrants, are considered potentially outstanding common stock. The dilutive effect, if any, of stock options, and Common Warrants is calculated using the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share:
Basic net income (loss) per share:
Numerator:
Net income (loss)	$24,134	$(6,217)
Less: Net loss attributable to noncontrolling interests	—	(1,125)
Net income (loss) attributable to common shareholders of vTv Therapeutics Inc.	24,134	(5,092)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock (1)	12,409,278	6,582,844
Basic net loss per share of vTv Therapeutics Inc. Class A common stock	$1.94	$(0.77)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$24,134	$(6,217)
Less: Net loss attributable to noncontrolling interests	—	(1,125)
Net income (loss) attributable to common shareholders of vTv Therapeutics Inc	24,134	(5,092)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock (1)	14,634,420	6,582,844
Diluted net income (loss) per share of vTv Therapeutics Inc. Class A common stock	$1.65	$(0.77)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2026, and 2025.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	March 31, 2026	March 31, 2025
Class B common stock (1)	241	577,349
Common stock options granted under the Plan	602,850	981,844
Common stock warrants	19,160	70,639
Total	622,251	1,629,832
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 11: Subsequent Events
The Company evaluated subsequent events through May 13, 2026, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the Unaudited Condensed Consolidated Financial Statements.

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
Recent Developments
In January 2026, the Company entered into the Second Amendment to License Agreement (the "Second Amendment") to provide Newsoara Biopharma Co., Ltd. (“Newsoara”) with global rights to HPP737. In exchange for the global rights, Newsoara paid the Company an upfront amount of $20.0 million and agreed to modify the sales and development milestones and royalty on future sales. Under the Second Amendment, the Company is eligible to receive development, regulatory and sales-based milestone payments totaling up to $115.0 million as well as royalties on sales in the mid to upper single digits based on tiers of annual net sales of licensed products. Such royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the latest of expiration of the licensed patents covering a licensed product in a country, expiration of data exclusivity rights for a licensed product in a country or a specified number of years after the first commercial sale of a licensed product in a country.
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

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
Type 1 diabetes (“T1D”) is an autoimmune disease in which the body’s immune system destroys the insulin-producing beta cells of the pancreas. According to the T1D Index, an estimated 1.5 million individuals live with T1D in the United States as of 2026. Patients with T1D have difficulty achieving and maintaining glycemic control, defined as HbA1c <7% as recommended by the American Diabetes Association (“ADA”), with approximately 75% of Americans living with T1D not achieving this target. Blood sugar management is a constant balancing act between reducing hyperglycemia while avoiding hypoglycemia, which the ADA Standard of Care 2026 identifies as often the major limiting factor in the glycemic management of T1D.
Given the lack of oral adjunctive treatments for T1D, several existing therapies developed for type 2 diabetes have been investigated in T1D with limited success, primarily due to safety risks including increased risk of diabetic ketoacidosis (“DKA”). Despite the FDA’s approval of teplizumab (to delay onset of Stage 3 T1D) and donislecel (an islet cell therapy restricted to patients with recurrent severe hypoglycemia), serious unmet medical need remains for a safe oral treatment option that reduces the incidence of hypoglycemia and improves glycemic control without the risk of DKA or other serious adverse effects.
Cadisegliatin is a novel, small-molecule, liver-selective glucokinase activator (“GKA”) being evaluated as a potential first-in-class oral adjunctive therapy to insulin for the treatment of T1D. Glucokinase is a key regulator of glucose homeostasis that acts as a physiological glucose sensor; liver-selective activation of glucokinase could improve overall blood glucose control and reduce the frequency of hypoglycemic episodes through a mechanism of action distinct from currently marketed oral anti-diabetic drugs. The U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy designation in 2021 for cadisegliatin as an adjunctive therapy to insulin for the treatment of T1D, supported by the positive results from the Phase 2 SimpliciT-1 study.
In the Phase 2 SimpliciT-1 study, a multi-center, randomized, double-blind, adaptive trial, treatment with cadisegliatin resulted in a statistically significant improvement in HbA1c relative to placebo and a clinically meaningful decrease (40%) in the frequency of severe and symptomatic hypoglycemia. Cadisegliatin demonstrated a favorable safety profile, in which abnormal levels of serum or urine ketones were detected less frequently in patients taking cadisegliatin than those taking placebo. A Phase 1 mechanistic study further demonstrated no increased risk of ketoacidosis with cadisegliatin during acute insulin withdrawal in patients with T1D. We have completed eleven Phase 1 and three Phase 2 clinical trials of cadisegliatin totaling more than 500 patients with type 1 and type 2 diabetes.
In May of 2023, the FDA issued new draft guidance on “Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products” which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia (“severe” hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes on a 1:1:1 basis (i.e., 50 patients per study arm) to receive 800 mg cadisegliatin daily, 800 mg cadisegliatin twice daily, or placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c) to assess the potential of cadisegliatin to reduce hyperglycemia. On July 26, 2024, the FDA issued a clinical hold for the cadisegliatin program, including the CATT1 trial, based on the discovery of a chromatographic signal in a recent human absorption, distribution, metabolism, and excretion (ADME) study of cadisegliatin that could not be resolved by standard mass spectroscopy. Following submission of a complete response by vTv to the FDA detailing additional research findings and the conclusion that the original chromatographic signal was an experimental artifact, the FDA removed the clinical hold on March 14, 2025. The Company also submitted a protocol amendment to shorten the overall duration of the CATT1 study from 12 months to 6 months with no change to the primary study endpoints. The CATT1 trial continues to enroll patients and the Company expects to complete enrollment in the third quarter of 2026.
In 2025, the Company completed a food effect study in healthy volunteers that investigated the effect of fasting, low fat, and high fat meals on the absorption of cadisegliatin. The study showed significantly higher cadisegliatin exposure in the fed groups as compared to the fasted group. The results confirm the current recommendation in the CATT1 trial that cadisegliatin be taken with food to maximize its absorption.
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
In December 2025, together with our partner, G42 Investments (“G42”), we initiated a double-blind, randomized, controlled Phase 2 trial in the Middle East region in insulin-using patients with type 2 diabetes (“T2D”). The study will randomize 300 patients to assess the potential of cadisegliatin as an adjunct therapy to insulin in patients with T2D, and is expected to start screening in 2026.
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
Our research and development expenses by project for the three months ended March 31, 2026, and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct research and development expense:
Cadisegliatin	$6,507	$918
Other projects*	77	113
Indirect research and development expense	2,394	1,799
Total research and development expense	$8,978	$2,830
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
Results of Operations
Comparison of the three months ended March 31, 2026, and 2025
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended March 31,
Statement of operations data:	2026	2025	Change
Revenue	$36,839	$—	$36,839
Operating expenses:
Research and development	8,978	2,830	6,148
General and administrative	4,598	3,673	925
Total operating expenses	13,576	6,503	7,073
Operating income/(loss)	23,263	(6,503)	29,766
Interest income	838	331	507
Other income (expense), net	33	(45)	78
Net income (loss) before income taxes and noncontrolling interest	24,134	(6,217)	30,351
Income tax provision	—	—	—
Net income (loss) before noncontrolling interest	24,134	(6,217)	30,351
Less: net loss attributable to noncontrolling interest	—	(1,125)	1,125
Net income (loss) attributable to vTv Therapeutics Inc.	$24,134	$(5,092)	$29,226
Revenue
Revenue of $36.8 million for the three months ended March 31, 2026 was related to the Newsoara upfront fee received and recognizing the deferred revenue of G42 license agreement due to the transfer of the related IP and satisfaction of the performance obligation. There was no revenue for the three months ended March 31, 2025.
Research and Development Expenses
Research and development expenses were $9.0 million and $2.8 million for the three months ended March 31, 2026, and 2025, respectively. The increase in research and development expenses during this period of $6.1 million or 217.2%, was primarily driven by i) an increase in spending on cadisegliatin and on other projects of $5.5 million due to increases in clinical studies and consulting related costs and ii) an increase in indirect research and development expense of $0.6 million primarily related to increases in payroll and share-based expenses.
General and Administrative Expenses
General and administrative expenses were $4.6 million and $3.7 million for the three months ended March 31, 2026, and 2025, respectively. The increase in general and administrative expenses during this period of $0.9 million, or 25.2%, was primarily driven by i) increases of $0.4 million in share-based expenses, ii) increases of $0.3 million in payroll related costs and iii) increases of $0.2 million in legal expenses.
Interest Income
Interest income for the three months ended March 31, 2026, and 2025, of $0.8 million and $0.3 million, respectively, is related to dividend income from our money market accounts.
Other Income/(Expense), Net
Other income/(expense) for the three months ended March 31, 2026 and 2025, was immaterial.

Liquidity and Capital Resources
Liquidity
As of March 31, 2026, we had an accumulated deficit of $302.6 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of March 31, 2026, we had cash and cash equivalents of $98.1 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 3 for further details.
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
ATM Offering
TD Cowen Sales Agreement
On February 28, 2024, we entered into a sales agreement (the “TD Cowen Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time, through or to TD Cowen, as sales agent or principal, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, although we may only offer and sell under the TD Cowen ATM Offering up to one-third of the aggregate market value of our Class A common stock held by non-affiliates during any 12 calendar month period pursuant to General Instruction I.B.6 of Form S-3. We are not obligated to sell any shares under the TD Cowen Sales Agreement. Under the terms of the TD Cowen Sales Agreement, we will pay TD Cowen a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees or other disbursements. As of March 31, 2026, we have sold 179,400 shares of Class A common stock under the TD Cowen ATM Offering for net proceeds of $2.5 million, leaving $47.5 million available to be sold. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. At no time will we sell shares of our Class A common stock under this registration statement in an aggregate amount exceeding one-third of our “public float” (the market value of our Class A common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period, so long as our public float remains below $75.0 million.
Cash Flows

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Net cash provided by (used in) operating activities	$9,154	$(5,687)
Net increase (decrease) in cash and cash equivalents	9,154	(5,687)
Operating Activities
For the three months ended March 31, 2026, our net cash provided by operating activities increased by $14.8 million from the three months ended March 31, 2025. The significant contributor to the change was the $20.0 million received from the Newsoara upfront fee under the Second Amendment, partially offset by working capital changes.
Investing Activities
There were no cash flows from investing activities for the three months ended March 31, 2026, and 2025.
Financing Activities
There were no cash flows from financing activities for the three months ended March 31, 2026, and 2025.
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
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
Discussion of Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates in 2026.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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
ITEM 1A.    RISK FACTORS
Our risk factors are set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company disclosed material changes to our risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: May 13, 2026

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Michael Tung
Michael Tung
Executive Vice President and Chief Financial Officer