Form 10-Q
period 2026-06-30
vTv Therapeutics Inc.
filed 2026-08-06
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 6, 2026
Class A common stock, par value $0.01 per share	3,953,928
Class B common stock, par value $0.01 per share	92

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,643	$88,932
Prepaid expenses	416	743
Other current assets	530	218
Total current assets	87,589	89,893
Other assets	4	6
Total assets	$87,593	$89,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,992	$6,557
Warrant liability, related party	25	84
Total current liabilities	7,017	6,641
Contract liabilities	1,830	18,669
Warrant liability	114	152
Total liabilities	8,961	25,462
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 3,938,803 and 3,938,654 outstanding as of June 30, 2026 and December 31, 2025, respectively	39	39
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 92 and 241 outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	394,205	391,090
Accumulated deficit	(315,612)	(326,692)
Total stockholders’ equity	78,632	64,437
Total liabilities and stockholders’ equity	$87,593	$89,899
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$36,839	$—
Operating expenses:
Research and development	8,770	4,103	17,748	6,933
General and administrative	5,160	3,618	9,758	7,291
Total operating expenses	13,930	7,721	27,506	14,224
Operating (loss) income	(13,930)	(7,721)	9,333	(14,224)
Other income (expense), net	29	12	38	(5)
Other income – related party	35	54	59	26
Interest income	812	275	1,650	606
Net (loss) income before income taxes and noncontrolling interest	(13,054)	(7,380)	11,080	(13,597)
Income tax provision	—	—	—	—
Net (loss) income before noncontrolling interest	(13,054)	(7,380)	11,080	(13,597)
Less: net loss attributable to noncontrolling interest	—	(1,334)	—	(2,459)
Net (loss) income attributable to vTv Therapeutics Inc.	$(13,054)	$(6,046)	$11,080	$(11,138)
Net (loss) income attributable to vTv Therapeutics Inc. common shareholders	(13,054)	(6,046)	11,080	(11,138)
Basic net (loss) income per share of vTv Therapeutics Inc. Class A common stock	$(1.05)	$(0.92)	$0.89	$(1.69)
Basic weighted average number of vTv Therapeutics Inc. Class A common stock	12,409,316	6,587,070	12,409,297	6,584,969
Diluted net (loss) income per share of vTv Therapeutics Inc. Class A common stock	$(1.05)	$(0.92)	$0.76	$(1.69)
Diluted weighted average number of vTv Therapeutics Inc. Class A common stock	12,409,316	6,587,070	14,541,788	6,584,969
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity - Unaudited
(in thousands, except number of shares)

For the three months ended June 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2026	3,938,654	$39	241	$—	$392,478	$(302,558)	$89,959
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(13,054)	(13,054)
Share-based compensation	—	—	—	—	1,727	—	1,727
Conversion of Class B Common Stock to Class A Common Stock	149	—	(149)	—	—	—	—
Balances at June 30, 2026	3,938,803	$39	92	$—	$394,205	$(315,612)	$78,632

For the three months ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at March 31, 2025	2,612,257	$26	577,349	$6	$312,698	$(304,810)	$7,920	$977	$8,897
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(6,046)	(6,046)	—	(6,046)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards.	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	930	—	930	—	930
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,334)	(1,334)
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity - Unaudited
(in thousands, except number of shares)

For the six months ended June 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2025	3,938,654	$39	241	$—	$391,090	$(326,692)	$64,437
Net income attributable to vTv Therapeutics Inc.	—	—	—	—	—	11,080	11,080
Share-based compensation	—	—	—	—	3,115	—	3,115
Conversion of Class B Common Stock to Class A Common Stock	149	—	(149)	—	—	—	—
Balances at June 30, 2026	3,938,803	$39	92	$—	$394,205	$(315,612)	$78,632

For the six months ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(11,138)	(11,138)	—	(11,138)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards.	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	1,743	—	1,743	—	1,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,459)	(2,459)
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) before noncontrolling interest	$11,080	$(13,597)
Adjustments to reconcile net income (loss) before noncontrolling interest to net cash used in operating activities:
Depreciation expense	2	12
Share-based compensation expense	3,115	1,743
Change in fair value of warrants, related party	(59)	(26)
Change in fair value of warrants	(38)	5
Changes in assets and liabilities:
Prepaid expenses	327	833
Other current assets	(312)	82
Other assets	—	67
Accounts payable and accrued expenses	435	189
Contract liabilities	(16,839)	—
Other liabilities	—	(90)
Net cash used in operating activities	(2,289)	(10,782)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	9
Taxes paid related to net share settlement of equity awards	—	(51)
Net cash used in financing activities	—	(42)
Net decrease in cash and cash equivalents	(2,289)	(10,824)
Total cash and cash equivalents, beginning of period	88,932	36,746
Total cash and cash equivalents, end of period	$86,643	$25,922

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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Unaudited Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company’s consolidated assets and liabilities with the exception of the Warrants and $67.6 million of cash and cash equivalents.
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
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through June 30, 2026, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of June 30, 2026, the Company had an accumulated deficit of $315.6 million and has generated net losses in each year of its existence. As of June 30, 2026, the Company’s liquidity sources included cash and cash equivalents of $86.6 million.
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
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30,

2026 and 2025, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in Note 2 Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Contemporaneously with the G42 Purchase Agreement, in 2022, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments, with those rights transferring to G42 Healthcare Research Technology Projects LLC ("G42"), an affiliate of G42 Investments. The Collaboration Agreement requires G42 to work with the Company in performing clinical trials for cadisegliatin (TP399) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Collaboration Agreement, G42 obtained a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Collaboration Agreement, including to develop and commercialize cadisegliatin in the Partner Territory. Specifically, the Company will share various protocols with G42 related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin needed to conduct the trials. Under the Collaboration Agreement, G42 has the right to develop and commercialize cadisegliatin in the Partner Territory at its own cost. The Company may supply at cost, or G42 may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date. Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory at its own cost. The results of each party’s clinical trials may be combined by the Company to seek FDA approval in the United States for cadisegliatin.
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
A premium was paid on the Class A common stock by G42 Investments of $18.7 million, net of a note receivable discount of $0.6 million, which was deferred and recorded as a contract liability. This premium was determined to be the transaction price for all remaining obligations under the agreements and accounted for under ASC 808 or ASC 606 based on determination of the unit of account. As of December 31, 2025, $18.7 million was recorded in the Consolidated Balance Sheet.
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
By applying the principles in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and G42 would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of June 30, 2026, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and six months ended June 30, 2026 and 2025. $1.3 million remains deferred and recorded in contract liabilities as of June 30, 2026.
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
In March 2026, the Company lifted the contractual restrictions on the use of the IP. Accordingly, the Company determined that control of the license was transferred to G42 at that point in time, and the related performance obligation was satisfied. During the six months ended June 30, 2026, the Company recognized $16.9 million license revenue associated with the transfer of the IP. No license revenue was recognized during the three months ended June 30, 2026 or the three and six months ended June 30, 2025.
The Company will recognize revenue from the material right related to G42’s ability to purchase the commercial supply at cost as G42 purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if G42 decides to purchase the clinical supply from the Company). No revenue has been recognized related to the commercial supply agreement during the three and six months ended June 30, 2026 and 2025, as G42 has not exercised its option to purchase commercial supply as of those dates. $0.5 million remains deferred and recorded in contract liabilities as of June 30, 2026.
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
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). On January 30, 2026, the Company entered into a new Second Amendment with Newsoara. Although the Company had previously entered into an amendment with Newsoara to expand the Original Agreement, that amendment became null and void in June 2025. Under the new Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. The Second Amendment also requires Newsoara to pay vTv LLC up to approximately $50.0 million in development milestones, $65.0 million in sales-related milestones and royalties in the mid single digits depending upon sales volumes. In February 2026, the Company received and recognized the $20.0 million upfront payment from Newsoara as stipulated in the Second Amendment and recognized the related revenue due to satisfying the performance obligation. As of June 30, 2026, development milestones totaling $3.0 million had been recognized in prior periods by the Company under the Second Amendment.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of June 30, 2026, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $13.5 million, which is expected to be recognized over a weighted average period of 3.0 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $28.05 and $15.01 per option, respectively.

The following table summarizes the activity related to the stock option awards for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Awards outstanding at December 31, 2025	1,017,620	$25.18
Granted	564,719	36.52
Forfeited or Expired	(41,687)	30.60
Awards outstanding at June 30, 2026	1,540,652	$29.19	$17,857
Options exercisable at June 30, 2026	604,164	$29.28	$9,795
Weighted average remaining contractual term	7.1 Years
Options vested and expected to vest at June 30, 2026	1,275,464	$28.73
Weighted average remaining contractual term	8.1 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$533	$307	$977	$534
General and administrative	1,194	623	2,138	1,209
Total share-based compensation expense	$1,727	$930	$3,115	$1,743
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (the “Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use. Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $6.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. As of June 30, 2026, the Company does not have any commercialized licensed products.
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
Equity-Based Stock Warrants
The following table summarizes the equity-based stock warrant activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	13,714,356	8.69
Granted	—	$—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at June 30, 2026*	13,714,356	$8.69
Exercisable at June 30, 2026	13,714,356	$8.69
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
During the three and six months ended June 30, 2026 and 2025, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
Note 7: Related-Party Transactions
MacAndrews & Forbes Incorporated
On September 19, 2025, MacAndrews converted all 577,108 outstanding shares of their Class B common stock (together with an equal number of vTv LLC units) into Class A common stock. As a result, vTv Therapeutics Inc. now owns approximately 100% of vTv LLC, as of September 30, 2025. Further, as of June 30, 2026, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 37.8% of the combined voting power of the Company’s outstanding common stock.

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
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. MacAndrews exchanged 577,108 shares pursuant to the Exchange Agreement (discussed above), and the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of June 30, 2026.
Investor Rights Agreement
The Company is party to an investor rights agreement with M&F, as successor in interest to vTv Therapeutics Holdings (the “Investor Rights Agreement”). The Investor Rights Agreement provides M&F with certain demand, shelf, and piggyback registration rights with respect to its shares of Class A common stock and also provides M&F with certain governance rights, depending on the size of its holdings of Class A common stock. Under the Investor Rights Agreement, M&F was initially entitled to nominate a majority of the members of the Board of Directors and designate the members of the committees of the Board of Directors. The Investor Rights Agreement was amended on February 27, 2024, to alter M&F governance rights that now entitles M&F the right to designate two members of our Board of Directors, and as part of the Private Placement, the Private Placement Investors have rights to designate three members of our Board of Directors, making it more difficult for a third party to acquire control of our Board. The agreement with the Private Placement Investors also provides that five of our directors must approve certain actions including any acquisition by a third party, which makes it more difficult for our Board of Directors to approve such a transaction.
Note 8: Segment Information
Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer, Paul Sekhri. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net loss. Net (loss) income is also a measure that is considered in monitoring budget versus actual results. The measure of the segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any product revenue. All of the Company’s principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for collaboration and license revenue of $36.8 million during the six months ended June 30, 2026, which was derived from two foreign collaboration partners located in China and United Arab Emirates.

Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct research and development expense:
Cadisegliatin	5,488	1,992	11,995	2,910
Other projects*	240	136	317	249
Indirect research and development expense†	3,042	1,975	5,436	3,774
Total research and development expense	$8,770	$4,103	$17,748	$6,933

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Condensed Consolidated Statements of Operations.
Note 9: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three and six months ended June 30, 2026 and 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on June 30, 2026, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2026.
Note 10: Net (Loss) Income per Share
Basic (loss) income per share is computed by dividing net (loss) income attributable to vTv Therapeutics Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.
For dilutive securities, all outstanding stock options, and Common Warrants, are considered potentially outstanding common stock. The dilutive effect, if any, of stock options, and Common Warrants is calculated using the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(13,054)	$(7,380)	$11,080	$(13,597)
Less: Net loss attributable to noncontrolling interests	—	(1,334)	—	(2,459)
Net (loss) income attributable to common shareholders of vTv Therapeutics Inc.	(13,054)	(6,046)	11,080	(11,138)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock (1)	12,409,316	6,587,070	12,409,297	6,584,969
Basic net (loss) income per share of vTv Therapeutics Inc. Class A common stock	$(1.05)	$(0.92)	$0.89	$(1.69)

Diluted net (loss) income per share:
Numerator:
Net (loss) income	$(13,054)	$(7,380)	$11,080	$(13,597)
Less: Net loss attributable to noncontrolling interests	—	(1,334)	—	(2,459)
Net (loss) income attributable to common shareholders of vTv Therapeutics Inc	(13,054)	(6,046)	11,080	(11,138)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock (1)	12,409,316	6,587,070	14,541,788	6,584,969
Diluted net (loss) income per share of vTv Therapeutics Inc. Class A common stock	$(1.05)	$(0.92)	$0.76	$(1.69)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted average number of shares outstanding, basic and diluted, for the three and six months ended June 30, 2026 and 2025.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	June 30, 2026	June 30, 2025
Class B common stock (1)	92	577,349
Common stock options granted under the Plan	674,538	1,018,250
Common stock warrants	19,160	70,639
Total	693,790	1,666,238
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 11: Subsequent Events
The Company evaluated subsequent events through August 6, 2026, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the Unaudited Condensed Consolidated Financial Statements.

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
In May of 2023, the FDA issued new draft guidance on “Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products” which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia (“severe” hypoglycemia e.g., requiring assistance of another person) in 150 patients with type 1 diabetes on a 1:1:1 basis (i.e., 50 patients per study arm) to receive 800 mg cadisegliatin daily, 800 mg cadisegliatin twice daily, or placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c) to assess the potential of cadisegliatin to reduce hyperglycemia. The Company expects to complete enrollment of the CATT1 trial in the third quarter of 2026.
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
During this reporting period, we also continued working on the design and execution of supportive trials for cadisegliatin, including a thorough QT study. We expect to initiate a Phase 2 study in patients with T1D using hybrid closed loop insulin infusion systems in late 2026.
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
Our research and development expenses by project for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expense:
Cadisegliatin	$5,488	$1,992	$11,995	$2,910
Other projects*	240	136	317	249
Indirect research and development expense	3,042	1,975	5,436	3,774
Total research and development expense	$8,770	$4,103	$17,748	$6,933
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
Other Income, net
Other income primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.
Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended June 30,
Statement of operations data:	2026	2025	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,770	4,103	4,667
General and administrative	5,160	3,618	1,542
Total operating expenses	13,930	7,721	6,209
Operating loss	(13,930)	(7,721)	(6,209)
Interest income	812	275	537
Other income, net	64	66	(2)
Net loss before income taxes and noncontrolling interest	(13,054)	(7,380)	(5,674)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(13,054)	(7,380)	(5,674)
Less: net loss attributable to noncontrolling interest	—	(1,334)	1,334
Net loss attributable to vTv Therapeutics Inc.	$(13,054)	$(6,046)	$(7,008)
Revenue
There was no revenue for the three months ended June 30, 2026 and 2025.
Research and Development Expenses
Research and development expenses were $8.8 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase in research and development expenses during this period of $4.7 million or 113.7%, was primarily driven by i) an increase in spending on cadisegliatin of $3.5 million due to increases in clinical studies and consulting related costs, ii) an increase in indirect research and development expense of $1.1 million primarily related to increases in payroll and share-based expenses and iii) an increase in other projects of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $5.2 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase in general and administrative expenses during this period of $1.5 million, or 42.6%, was primarily driven by i) increases of $0.6 million in share-based expenses, ii) increases of $0.5 million in other operating costs, iii) increases of $0.2 million in payroll related costs and iv) increases of $0.2 million in legal expenses.
Interest Income
Interest income for the three months ended June 30, 2026 and 2025, of $0.8 million and $0.3 million, respectively, is related to dividend income from our money market accounts.
Other Income, Net
Other income for the three months ended June 30, 2026 and 2025, was immaterial.

Comparison of the six months ended June 30, 2026 and 2025
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Six Months Ended June 30,
Statement of operations data:	2026	2025	Change
Revenue	$36,839	$—	$36,839
Operating expenses:
Research and development	17,748	6,933	10,815
General and administrative	9,758	7,291	2,467
Total operating expenses	27,506	14,224	13,282
Operating income/(loss)	9,333	(14,224)	23,557
Interest income	1,650	606	1,044
Other income, net	97	21	76
Net income (loss) before income taxes and noncontrolling interest	11,080	(13,597)	24,677
Income tax provision	—	—	—
Net income (loss) before noncontrolling interest	11,080	(13,597)	24,677
Less: net loss attributable to noncontrolling interest	—	(2,459)	2,459
Net income (loss) attributable to vTv Therapeutics Inc.	$11,080	$(11,138)	$22,218
Revenue
Revenue of $36.8 million for the six months ended June 30, 2026 was related to the Newsoara upfront fee received and recognizing the deferred revenue of G42 license agreement due to the transfer of the related IP and satisfaction of the performance obligation. There was no revenue for the six months ended June 30, 2025.
Research and Development Expenses
Research and development expenses were $17.7 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase in research and development expenses during the period of $10.8 million, or 156.0%, was primarily driven by i) an increase in spending on cadisegliatin of $9.1 million due to increases in clinical studies and consulting related cost and ii) an increase in indirect research and development expense of $1.7 million primarily related to increases in payroll and share-based expenses.
General and Administrative Expenses
General and administrative expenses were $9.8 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $2.5 million or 33.8%, was primarily driven by i) increases of $0.9 million in share-based expenses, ii) increases of $0.7 million in other operating costs, iii) increases of $0.5 million in payroll related costs and iv) increases of $0.4 million in legal expenses.
Interest income
Interest income for the six months ended June 30, 2026 and 2025, of $1.7 million and $0.6 million respectively, is related to dividend income from our money market accounts.
Other Income, Net
Other income for the six months ended June 30, 2026 and June 30, 2025, was immaterial.

Liquidity and Capital Resources
Liquidity
As of June 30, 2026, we had an accumulated deficit of $315.6 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of June 30, 2026, we had cash and cash equivalents of $86.6 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, will expand to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 3 for further details.
On August 29, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell 5,243,732 units (the “Units”) to the Private Placement Investors in a private placement (the “Private Placement”). Each Unit includes (i) either (A) one share (the “Shares”) of our Class A common stock at purchase price of $15.265 per share, (the “Common Stock”), or (B) a Pre-Funded Warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $15.255 per share (representing per Private Placement Share purchase price less the exercise price of $0.01) and (ii) a warrant (the “Common Warrants”) to purchase one share of Common Stock (the “Warrant Shares”) (or a Pre-Funded warrant to purchase one share of Common Stock in lieu of a share of Common Stock (the “Replacement Warrants” and, together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”). We received aggregate gross proceeds from the Private Placement of approximately $80.0 million, before deducting offering costs payable by us.
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
Cash Flows

	Six Months Ended June 30,
	2026	2025
(dollars in thousands)
Net cash used in operating activities	$(2,289)	$(10,782)
Net cash used in financing activities	—	(42)
Net decrease in cash and cash equivalents	(2,289)	(10,824)

Operating Activities
For the six months ended June 30, 2026, our net cash used in operating activities decreased by $8.5 million from the six months ended June 30, 2025. The significant contributor to the change was the $20.0 million received from the Newsoara upfront fee under the Second Amendment, partially offset by working capital changes.
Investing Activities
There were no cash flows from investing activities for the six months ended June 30, 2026, and 2025.
Financing Activities
There were no cash flows from financing activities for the six months ended June 30, 2026. For the six months ended June 30, 2025, our net cash used in financing activities was immaterial.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the second fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: August 6, 2026

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
President, Chief Executive Officer and Executive Chairperson

By:	/s/ Michael Tung
Michael Tung
Executive Vice President and Chief Financial Officer