Form 10-Q
period 2026-09-30
vTv Therapeutics Inc.
filed 2026-11-05
CIK 1641489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 5, 2026
Class A common stock, par value $0.01 per share	4,011,465
Class B common stock, par value $0.01 per share	92

vTv THERAPEUTICS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

vTv Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,164	$88,932
Prepaid expenses and other current assets	1,440	961
Total current assets	78,604	89,893
Other assets	3	6
Total assets	$78,607	$89,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,024	$6,557
Warrant liability, related party	—	84
Total current liabilities	7,024	6,641
Contract liabilities	1,830	18,669
Warrant liability	67	152
Total liabilities	8,921	25,462
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; 200,000,000 shares authorized, 4,011,465 and 3,938,654 outstanding as of September 30, 2026 and December 31, 2025, respectively	40	39
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 92 and 241 outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	396,878	391,090
Accumulated deficit	(327,232)	(326,692)
Total stockholders’ equity	69,686	64,437
Total liabilities and stockholders’ equity	$78,607	$89,899
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Operations - Unaudited
(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$36,839	$—
Operating expenses:
Research and development	7,531	7,020	25,279	13,953
General and administrative	4,895	3,679	14,653	10,970
Total operating expenses	12,426	10,699	39,932	24,923
Operating loss	(12,426)	(10,699)	(3,093)	(24,923)
Other income (expense), net	47	(34)	85	(39)
Other income (expense) – related party	25	(6)	84	20
Interest income	734	399	2,384	1,005
Interest expense	—	(5)	—	(5)
Net loss before income taxes and noncontrolling interest	(11,620)	(10,345)	(540)	(23,942)
Income tax provision	—	—	—	—
Net loss before noncontrolling interest	(11,620)	(10,345)	(540)	(23,942)
Less: net loss attributable to noncontrolling interest	—	(1,647)	—	(4,106)
Net loss attributable to vTv Therapeutics Inc.	$(11,620)	$(8,698)	$(540)	$(19,836)
Net loss attributable to vTv Therapeutics Inc. common shareholders	(11,620)	(8,698)	(540)	(19,836)
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.94)	$(1.08)	$(0.04)	$(2.80)
Weighted average number of vTv Therapeutics Inc. Class A common stock, basic and diluted	12,423,917	8,055,940	12,414,224	7,080,681
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity - Unaudited
(in thousands, except number of shares)

For the Three Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2026	3,938,803	$39	92	$—	$394,205	$(315,612)	$78,632
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(11,620)	(11,620)
Share-based compensation	—	—	—	—	1,965	—	1,965
Issuance of common stock upon exercise of stock options	16,428	—	—	—	317	—	317
Issuance of common stock - Pre-Funded Warrants exercised	39,024	1	—	—	—	—	1
Issuance of common stock - Common Warrants exercised	17,210	—	—	—	391	—	391
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—
Balances at September 30, 2026	4,011,465	$40	92	$—	$396,878	$(327,232)	$69,686

For the Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at June 30, 2025	2,617,215	$26	577,349	$6	$313,586	$(310,856)	$2,762	$(357)	$2,405
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(8,698)	(8,698)	—	(8,698)
Share-based compensation	—	—	—	—	1,007	—	1,007	—	1,007
Issuance of common shares and equity classified warrants, net of offering costs	682,018	7	—	—	77,469	—	77,476	—	77,476
Issuance of common stock - Pre-Funded Warrants exercised	61,677	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	577,108	6	(577,108)	(6)	—	—	—	—	—
Reclassification of noncontrolling interest to additional paid-in capital	—	—	—	—	(2,004)	—	(2,004)	2,004	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,647)	(1,647)
Balances at September 30, 2025	3,938,018	$39	241	$—	$390,058	$(319,554)	$70,543	$—	$70,543
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity - Unaudited
(in thousands, except number of shares)

For the Nine Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2025	3,938,654	$39	241	$—	$391,090	$(326,692)	$64,437
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(540)	(540)
Share-based compensation	—	—	—	—	5,080	—	5,080
Issuance of common stock upon exercise of stock options	16,428	—	—	—	317	—	317
Issuance of common stock - Pre-Funded Warrants exercised	39,024	1	—	—	—	—	1
Issuance of common stock - Common Warrants exercised	17,210	—	—	—	391	—	391
Conversion of Class B Common Stock to Class A Common Stock	149	—	(149)	—	—	—	—
Balances at September 30, 2026	4,011,465	$40	92	$—	$396,878	$(327,232)	$69,686

For the Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total vTv Therapeutics Inc Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	2,612,257	$26	577,349	$6	$311,885	$(299,718)	$12,199	$2,102	$14,301
Net loss attributable to vTv Therapeutics Inc.	—	—	—	—	—	(19,836)	(19,836)	—	(19,836)
Issuance of common stock upon exercise of stock options	700	—	—	—	9	—	9	—	9
Net shares withheld for tax withholding related to the settlement of equity awards	4,258	—	—	—	(51)	—	(51)	—	(51)
Share-based compensation	—	—	—	—	2,750	—	2,750	—	2,750
Issuance of common shares and equity classified warrants, net of offering costs	682,018	7	—	—	77,469	—	77,476	—	77,476
Conversion of Class B common stock to Class A common stock	577,108	6	(577,108)	(6)	—	—	—	—	—
Reclassification of noncontrolling interest to additional paid-in capital	—	—	—	—	(2,004)	—	(2,004)	2,004	—
Issuance of common stock - Pre-Funded Warrants exercised	61,677	—	—	—	—	—	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(4,106)	(4,106)
Balances at September 30, 2025	3,938,018	$39	241	$—	$390,058	$(319,554)	$70,543	$—	$70,543
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

vTv Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss before noncontrolling interest	$(540)	$(23,942)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation expense	3	14
Share-based compensation expense	5,080	2,750
Change in fair value of warrants, related party	(84)	(20)
Change in fair value of warrants	(85)	39
Changes in assets and liabilities:
Prepaid expenses and other current assets	(479)	415
Other assets	—	101
Accounts payable and accrued expenses	467	4,776
Contract liabilities	(16,839)	—
Other liabilities	—	(137)
Net cash used in operating activities	(12,477)	(16,004)
Cash flows from financing activities:
Proceeds from sale of Class A common stock, Pre-Funded and Common Warrants, net of offering costs	—	77,476
Proceeds from the exercise of stock options	317	9
Proceeds from exercise of Pre-Funded Warrants	1	—
Proceeds from exercise of Common Warrants	391	—
Taxes paid related to net share settlement of equity awards	—	(51)
Proceeds from debt issuance	—	392
Repayment of notes payable	—	(64)
Net cash provided by financing activities	709	77,762
Net (decrease) increase in cash and cash equivalents	(11,768)	61,758
Total cash and cash equivalents, beginning of period	88,932	36,746
Total cash and cash equivalents, end of period	$77,164	$98,504

Non-cash activities:
Reclassification of noncontrolling interest to additional paid-in capital	$—	$(2,004)
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
The Company has determined that vTv LLC is a variable-interest entity (“VIE”) for accounting purposes and that vTv Therapeutics Inc. is the primary beneficiary of vTv LLC because (through its managing member interest in vTv LLC and the fact that the senior management of vTv Therapeutics Inc. is also the senior management of vTv LLC) it has the power and benefits to direct all of the activities of vTv LLC, which include those that most significantly impact vTv LLC’s economic performance. vTv Therapeutics Inc. has therefore consolidated vTv LLC’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Unaudited Condensed Consolidated Financial Statements. The assets and liabilities of vTv LLC represent substantially all of the Company’s consolidated assets and liabilities with the exception of the Warrants and $58.6 million of cash and cash equivalents.
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
Liquidity
To date, the Company has not generated any product revenue and has not achieved profitable operations. The continuing development of our drug candidates will require additional financing. From its inception through September 30, 2026, the Company has funded its operations primarily through a combination of private placements of common and preferred equity, research collaboration agreements, upfront and milestone payments for license agreements, debt and equity financings and the completion of its IPO in August 2015. As of September 30, 2026, the Company had an accumulated deficit of $327.2 million and has generated net losses in each year of its existence. As of September 30, 2026, the Company’s liquidity sources included cash and cash equivalents of $77.2 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, expanded to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 3, “Collaboration Agreements,” to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Note 2: Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2026, Condensed Consolidated Statements of Operations for the three and nine months ended September 30,

2026 and 2025, Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in Note 2 Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Narrow Scope Improvements: In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the scope and applicability of Topic 270. ASU 2025-11 improves the organization of interim disclosure requirements, and establishes a principle requiring disclosure of material events or changes occurring since the most recent annual reporting period. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance but does not expect it to have a material impact on its condensed consolidated financial statements and related disclosures.
Codification Improvements: In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”, which includes amendments to various Topics within the FASB Accounting Standards Codification to clarify existing guidance, correct errors and make other minor improvements. The amendments are effective for annual reporting periods after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance but does not expect it to have a material impact on its condensed consolidated financial statement and related disclosures.

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
Contemporaneously with the G42 Purchase Agreement, in 2022, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Cogna Technology Solutions LLC, an affiliate of G42 Investments, with those rights transferring to G42 Healthcare Research Technology Projects LLC ("G42"), an affiliate of G42 Investments. The Collaboration Agreement requires G42 to work with the Company in performing clinical trials for cadisegliatin (TTP399) as well as jointly creating a global development plan to develop, market, and commercialize cadisegliatin in certain countries in the Middle East, Africa, and Central Asia (the “Partner Territory”). Under the terms of the Collaboration Agreement, G42 obtained a license under certain intellectual property controlled by the Company to enable it to fulfill its obligations and exercise its rights under the Collaboration Agreement, including to develop and commercialize cadisegliatin in the Partner Territory. Specifically, the Company will share various protocols with G42 related to conducting the clinical trials and will provide the patient dosages and placebo of cadisegliatin needed to conduct the trials. Under the Collaboration Agreement, G42 has the right to develop and commercialize cadisegliatin in the Partner Territory at its own cost. The Company may supply at cost, or G42 may manufacture, cadisegliatin for commercial sale under terms to be agreed upon by the parties at a later date. Separately, the Company will conduct its clinical trials for cadisegliatin outside of the Partner Territory at its own cost. The results of each party’s clinical trials may be combined by the Company to seek FDA approval in the United States for cadisegliatin.
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
By applying the principles in ASC 606 by analogy, the Company identified the performance obligation and considered the timing of satisfaction of the obligation to account for the pattern of revenue recognition. In order to recognize collaboration revenue, generally, the Company would begin satisfying its performance obligation and G42 would need to be able to use and benefit from delivery of the assets or services. The performance obligation under the agreements that fall within the ASC 808 unit of account are concentrated in the clinical trials. As of September 30, 2026, the clinical trials had not commenced. Accordingly, no collaboration revenue was recognized for the ASC 808 unit of account during the three and nine months ended September 30, 2026 and 2025. $1.3 million remains deferred and recorded in contract liabilities as of September 30, 2026.
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
In March 2026, the Company lifted the contractual restrictions on the use of the IP. Accordingly, the Company determined that control of the license was transferred to G42 at that point in time, and the related performance obligation was satisfied. During the nine months ended September 30, 2026, the Company recognized $16.9 million license revenue associated with the transfer of the IP. No license revenue was recognized during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.
The Company will recognize revenue from the material right related to G42’s ability to purchase the commercial supply at cost as G42 purchases the commercial supply from the Company, which will occur after the completion of the initial clinical trials (if G42 decides to purchase the clinical supply from the Company). No revenue has been recognized related to the commercial supply agreement during the three and nine months ended September 30, 2026 and 2025, as G42 has not exercised its option to purchase commercial supply as of those dates. $0.5 million remains deferred and recorded in contract liabilities as of September 30, 2026.
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
The Newsoara License Agreement was amended in 2020 to change certain future milestone payments and patent rights (the “First Newsoara Amendment”). On January 30, 2026, the Company entered into a new Second Amendment with Newsoara. Although the Company had previously entered into an amendment with Newsoara to expand the Newsoara License Agreement, that amendment became null and void in June 2025. Under the new Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, expanded to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million, which the Company received and recognized as revenue in February 2026. The Second

Amendment also requires Newsoara to pay vTv LLC up to approximately $50.0 million in development milestones, $65.0 million in sales-related milestones and royalties in the mid single digits depending upon sales volumes. As of September 30, 2026, development milestones totaling $3.0 million had been recognized in prior periods by the Company under the Second Amendment.

Note 4: Share-Based Compensation
The Company has issued non-qualified stock option awards to management, other key employees, consultants, and non-employee directors and these options ratably vest over a four-year service period. In addition, we issued options in connection with the private placement on February 27, 2024, that vest ratably over a three-year period. The option awards expire after a term of ten years from the date of grant. As of September 30, 2026, the Company had total unrecognized stock-based compensation expense for its outstanding stock option awards of approximately $12.9 million, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $27.86 and $15.00 per option, respectively.
The following table summarizes the activity related to the stock option awards for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Awards outstanding at December 31, 2025	1,017,620	$25.18	$19,750
Granted	595,719	36.29	—
Exercised	(16,428)	19.33	$188
Forfeited or Expired	(44,187)	30.81	$302
Awards outstanding at September 30, 2026	1,552,724	$29.34	$10,994
Options exercisable at September 30, 2026	644,053	$28.47	$7,034
Weighted average remaining contractual term	6.9 Years
Options vested and expected to vest at September 30, 2026	1,317,217	$28.91	$10,281
Weighted average remaining contractual term	7.9 Years
Compensation expense related to the grants of stock options is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$637	$311	$1,614	$845
General and administrative	1,328	696	3,466	1,905
Total share-based compensation expense	$1,965	$1,007	$5,080	$2,750
Note 5: Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings arising in the normal course of business. If a specific contingent liability is determined to be probable and can be reasonably estimated, the Company accrues and discloses the amount. The Company is not currently a party to any material legal proceedings.
Novo Nordisk
In February 2007, the Company entered into an Agreement (the “Novo License Agreement”) Concerning Glucokinase Activator Project with Novo Nordisk A/S (“Novo Nordisk”) whereby the Company obtained an exclusive, worldwide, sublicensable license under certain Novo Nordisk intellectual property rights to discover, develop, manufacture, have manufactured, use and commercialize products for the prevention, treatment, control, mitigation or palliation of human or animal diseases or conditions. As part of this license grant, the Company obtained certain worldwide rights to Novo Nordisk’s GKA program, including rights to preclinical and clinical compounds such as cadisegliatin. This agreement was amended in May 2019 to create milestone payments applicable to certain specific and non-specific areas of therapeutic use.

Under the terms of the amended Novo License Agreement, the Company has potential developmental and regulatory milestone payment obligations totaling up to $6.0 million for approval of a product for the treatment of type 1 diabetes, $50.5 million for approval of a product for the treatment of type 2 diabetes, or $115.0 million for approval of a product in any other indication. The Company may also be obligated to pay an additional $75.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of commercialized licensed products. As of September 30, 2026, the Company does not have any commercialized licensed products.
Note 6: Stockholders’ Equity
Common Stock and Pre-Funded Warrants
In August 2025, the Company entered into a securities purchase agreement with certain Private Placement Investors pursuant to which the Company issued and sold an aggregate of 682,018 shares of Class A common stock at a purchase price of $15.265 per share, Pre-Funded Warrants (“2025 Pre-Funded Warrants”) to purchase 4,561,714 shares of Class A common stock at a purchase price of $15.255 per 2025 Pre-Funded Warrant, and accompanying Common Warrants to purchase up to 5,243,732 shares of Class A common stock for aggregate gross proceeds of approximately $80.0 million, before deducting offering costs payable by us. The 2025 Pre-Funded Warrants were immediately exercisable at an exercise price of $0.01 per share. The Common Warrants are exercisable at $22.71 per share and expire upon the earlier of the fifth anniversary of issuance or 90 days following the announcement of positive top-line data from the Company’s ongoing CATT1 clinical trial. As of September 30, 2026, 4,544,504 of the 2025 Pre-Funded Warrants and 5,226,522 Common Warrants were still outstanding.
In February 2024, the Company entered into a securities purchase agreement with certain Private Placement Investors pursuant to which the Company issued and sold an aggregate of 464,377 shares of Class A common stock at a purchase price of $11.81 per share and Pre-Funded Warrants (“2024 Pre-Funded Warrants”) to purchase 3,853,997 shares of Class A common stock at a purchase price of $11.80 per 2024 Pre-Funded Warrant for aggregate gross proceeds of approximately $51.0 million, before deducting offering costs payable by us. The 2024 Pre-Funded Warrants were immediately exercisable at an exercise price of $0.01 per share and contain customary beneficial ownership limitations. On March 5, 2024, the Company entered into a letter agreement with the Private Placement Investors pursuant to which the investors exchanged an aggregate of 116,493 shares of Class A common stock for 116,590 Pre-Funded Warrants. As of September 30, 2026, 3,887,096 of the 2024 Pre-Funded Warrants were still outstanding.

Equity-Based Stock Warrants
The following table summarizes the equity-based stock warrant activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	13,714,356	$8.69
Granted	—	—
Exercised	(56,234)	6.96
Expired or cancelled	—	—
Outstanding at September 30, 2026*	13,658,122	$8.70
Exercisable at September 30, 2026	13,658,122	$8.70
*Amount includes 8,431,600 Pre-Funded Warrants and 5,226,522 Common Warrants.
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
During the three and nine months ended September 30, 2026 and 2025, the Company did not sell any shares of Class A common stock under the TD Cowen ATM Offering.
Note 7: Related-Party Transactions
MacAndrews & Forbes Incorporated
On September 19, 2025, MacAndrews converted all 577,108 outstanding shares of their Class B common stock (together with an equal number of vTv LLC units) into Class A common stock. As a result, vTv Therapeutics Inc. owns approximately 100% of vTv LLC, as of September 30, 2025. Further, as of September 30, 2026, MacAndrews directly or indirectly holds 1,490,090 shares of the Company’s Class A common stock. As a result, MacAndrews’ holdings represent approximately 37.1% of the combined voting power of the Company’s outstanding common stock.
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
Tax Receivable Agreement
The Company and MacAndrews are party to a tax receivable agreement (the “Tax Receivable Agreement”), which provides for the payment by the Company to M&F TTP Holdings Two LLC (“M&F”), as successor in interest to vTv Therapeutics Holdings, LLC (“vTv Therapeutics Holdings”), and M&F TTP Holdings LLC (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of (a) the exchange of Class B common stock, together with the corresponding number of vTv Units, for shares of the Company’s Class A common stock (or for cash), (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of the Tax Receivable Agreement and (c) certain tax benefits attributable to payments under the Tax Receivable Agreement. MacAndrews exchanged 577,108 shares pursuant to the Exchange Agreement (discussed above), and the Company has not recognized any liability, nor has it made any payments pursuant to the Tax Receivable Agreement as of September 30, 2026.
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
The Company manages its business activities on a consolidated basis and operates in a single reportable segment. Its operations primarily focus on the research and development of its lead product candidate, cadisegliatin, and it has not yet generated any product revenue. All of the Company’s principal operations, assets, and decision-making functions are based in the U.S., and as a result, all of our financial information is derived from domestic sources except for collaboration and license revenue of $36.8 million during the nine months ended September 30, 2026, which was derived from two foreign collaboration partners located in China and the United Arab Emirates.
Significant segment expenses are included in the table below and represent direct and indirect research and development expenses by project for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expense:
Cadisegliatin	4,659	3,993	16,654	6,903
Other projects*	27	63	344	312
Indirect research and development expense†	2,845	2,964	8,281	6,738
Total research and development expense	$7,531	$7,020	$25,279	$13,953

*	Includes HPP737 and azeliragon
†	Includes share-based compensation
Segment revenue is consistent with what is presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items consist of (i) operating expenses, which include share-based compensation, (ii) interest and other expense and (iii) income tax expense, all of which are reflected in the Company’s Condensed Consolidated Statements of Operations.
Note 9: Income Taxes
The Company is subject to U.S. federal income taxes as well as state taxes. The Company did not record an income tax provision for the three and nine months ended September 30, 2026 and 2025.
Management has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized. The difference between the effective tax rate of the Company and the U.S. statutory tax rate of 21% on September 30, 2026, is due to the valuation allowance against the Company’s expected net operating losses.
As discussed in Note 7, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to M&F (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2026.
Note 10: Net Loss per Share
Basic loss per share is computed by dividing net loss attributable to vTv Therapeutics Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows (amounts in thousands, except number of shares and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss per share:
Numerator:
Net loss	$(11,620)	$(10,345)	$(540)	$(23,942)
Less: Net loss attributable to noncontrolling interests	—	(1,647)	—	(4,106)
Net loss attributable to common shareholders of vTv Therapeutics Inc.	(11,620)	(8,698)	(540)	(19,836)
Denominator:
Weighted average vTv Therapeutics Inc. Class A common stock, basic and diluted(1)	12,423,917	8,055,940	12,414,224	7,080,681
Net loss per share of vTv Therapeutics Inc. Class A common stock, basic and diluted	$(0.94)	$(1.08)	$(0.04)	$(2.80)

(1)
The shares underlying the Pre-Funded Warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2026 and 2025.

Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows:

	September 30, 2026	September 30, 2025
Class B common stock (1)	92	241
Common stock options granted under the Plan	1,552,724	1,007,306
Common stock warrants	5,265,658	5,301,405
Total	6,818,474	6,308,952
___________________________

(1)	Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. Each share of Class B common stock (together with a corresponding vTv Unit) is exchangeable for one share of Class A common stock.
Note 11: Subsequent Events
The Company evaluated subsequent events through November 5, 2026, and determined that there have been no events that have occurred that would require adjustments to our disclosures or the Unaudited Condensed Consolidated Financial Statements.

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
Company Overview
We are a late-stage biopharmaceutical company focused on developing oral, small molecule drug candidates intended to help treat people living with diabetes and other chronic diseases. The Company’s clinical pipeline is led by cadisegliatin, a potential first-in-class oral liver-selective glucokinase activator (“GKA”), currently being investigated in a Phase 3 trial as an adjunctive therapy to insulin for the treatment of type 1 diabetes (“T1D”). The Company and its development partners are investigating multiple molecules across different indications for chronic diseases.
Recent Developments
On October 5, 2026, the Company announced the completion of enrollment in its Phase 3 Cadisegliatin as Adjunctive Therapy in Type 1 Diabetes (CATT1) study. A total of 166 patients were randomized in the study and the Company expects to report topline results from the CATT1 study in mid-2027.
On October 27, 2026, the Company announced that the first participant had been randomized in its Phase 2a Hybrid CATT1 pilot study evaluating cadisegliatin in individuals with T1D who use hybrid closed-loop (“HCL”) insulin delivery systems. The Phase 2a Hybrid CATT1 trial is a randomized, double-blind, crossover, multicenter study that will evaluate cadisegliatin in T1D participants using hybrid closed-loop insulin delivery systems to inform the design and operational aspects of future Phase 3 research in this population.

The following table summarizes our current clinical development candidates and their respective stages of development:

PRODUCT	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	PARTNERS + RIGHTS
DIABETES	**GK Activator** *Cadisegliatin* (TTP399)†	Type 1 Diabetes				VTV THERAPEUTICS; G42 Healthcare – Certain countries in the Middle East, Africa, and Central Asia
		Type 2 Diabetes				
	ORAL GLP-1R Agonist TTP273*	Type 2 Diabetes				VTV THERAPEUTICS
	RAGE Antagonist TTP-RA*	Type 1 Diabetes Prevention				VTV THERAPEUTICS
METABOLIC DISORDERS	**PPAR-δ Agonist** *Mavodelpar* (HPP593)*	Dyslipidemia				VTV THERAPEUTICS
		Muscle Atrophy				
HEMATOLOGICAL DISORDERS	**Nrf2/Bach1 Modulator** HPPD (HPP8668)*‡	Sickle Cell Disease				VTV THERAPEUTICS
INFLAMMATION/ IMMUNOLOGY	**Nrf2/Bach1 Modulator** HPP971*/HPPE (HPP3033)*	Oxidative Inflammatory Indications				VTV THERAPEUTICS
	PDE4 Inhibitor Prifemilast (HPP737)	Psoriasis				NEWSOARA – Global (Newsoara sublicensed global rights outside of Greater China to cAMPfield Therapeutics)
		Ulcerative Colitis				
		Crohn's Disease				
ONCOLOGY	**RAGE Antagonist** *Azeliragon*	Glioblastoma				CANTEX PHARMACEUTICALS – Global
		Pancreatic Cancer				
		Breast Cancer				
		Pneumonia				

Pipeline candidates are under investigation, and their safety and efficacy have not been established. There is no guarantee that these products will receive health authority approval or become commercially available for the use(s) being investigated.

*Not currently under clinical investigation

†Cadisegliatin has received Breakthrough Therapy designation from the U.S. Food and Drug Administration (FDA) for the treatment of T1D

‡ HPPD has received Orphan Drug Designation from the U.S. FDA for the treatment of Sickle Cell Disease

Our Type 1 Diabetes Program – Cadisegliatin (TTP399)
Type 1 diabetes (“T1D”) is an autoimmune disease in which the body’s immune system destroys the insulin-producing beta cells of the pancreas. According to the Centers for Disease Control and Prevention, approximately two million individuals live with T1D in the United States as of 2026. Patients with T1D have difficulty achieving and maintaining glycemic control, defined as HbA1c <7% as recommended by the American Diabetes Association (“ADA”), with approximately 75% of Americans living with T1D not achieving this target. Blood sugar management is a constant balancing act between reducing hyperglycemia while avoiding hypoglycemia. The Updated 2026 Consensus Report by the American Diabetes Association (“ADA”) and the European Association for the Study of Diabetes (“EASD”) on the Management of Type 1 Diabetes in Adults identifies hypoglycemia as the major limiting factor in the glycemic management of T1D.
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
In May of 2023, the FDA issued new draft guidance on “Diabetes Mellitus: Efficacy Endpoints for Clinical Trials Investigating Antidiabetic Drugs and Biological Products” which, for the first time, permitted the use of hypoglycemia as an endpoint to support a label claim. Consistent with this guidance and with input from the FDA, we initiated our CATT1 trial to assess the effect of cadisegliatin on reducing the frequency of Level 2 hypoglycemia (blood glucose levels are less than 54 mg/dL or 3 mmol/L, regardless of symptoms) and Level 3 hypoglycemia (“severe” hypoglycemia e.g., requiring assistance of another person) in a planned 150 patients with type 1 diabetes on a 1:1:1 basis (i.e., 50 patients per study arm) to receive 800 mg cadisegliatin daily, 800 mg cadisegliatin twice daily, or placebo. A key secondary endpoint is reduction in glycated hemoglobin (HbA1c) to assess the potential of cadisegliatin to reduce hyperglycemia. In October 2026, we announced the completion of enrollment in the CATT1 trial, with a total of 166 patients randomized, and we expect to report topline results in mid-2027.
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
During the reporting period, we continued working on the design and execution of supportive trials for cadisegliatin, including a thorough QT study. The Company also continues to work on the design for further registrational studies for cadisegliatin in type 1 diabetes, which we expect to start in 2027.
In December 2025, together with our partner, G42 Healthcare Research Technology Projects LLC, we initiated a double-blind, randomized, controlled Phase 2 trial in the Middle East region in insulin-using patients with type 2 diabetes (“T2D”). The study will randomize 300 patients to assess the potential of cadisegliatin as an adjunct therapy to insulin in patients with T2D, and is now expected to start screening in the second half of 2027.
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
Our research and development expenses by project for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expense:
Cadisegliatin	$4,659	$3,993	$16,654	$6,903
Other projects*	27	63	344	312
Indirect research and development expense	2,845	2,964	8,281	6,738
Total research and development expense	$7,531	$7,020	$25,279	$13,953
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
Other Income (Expense), net
Other income (expense), net primarily consists of the recognition of changes in fair value of the warrants to purchase shares of our Class A common stock.
Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Three Months Ended September 30,
Statement of operations data:	2026	2025	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,531	7,020	511
General and administrative	4,895	3,679	1,216
Total operating expenses	12,426	10,699	1,727
Operating loss	(12,426)	(10,699)	(1,727)
Interest income	734	399	335
Interest expense	—	(5)	5
Other income (expense), net	72	(40)	112
Net loss before income taxes and noncontrolling interest	(11,620)	(10,345)	(1,275)
Income tax provision	—	—	—
Net loss before noncontrolling interest	(11,620)	(10,345)	(1,275)
Less: net loss attributable to noncontrolling interest	—	(1,647)	1,647
Net loss attributable to vTv Therapeutics Inc.	$(11,620)	$(8,698)	$(2,922)
Revenue
There was no revenue for the three months ended September 30, 2026 and 2025.
Research and Development Expenses
Research and development expenses were $7.5 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase in research and development expenses during this period of $0.5 million or 7.3%, was primarily driven by i) an increase in spending on cadisegliatin of $0.7 million due to increases in clinical studies and consulting related costs, partially offset by ii) a decrease in indirect research and development expense and other projects of $0.2 million.
General and Administrative Expenses
General and administrative expenses were $4.9 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expenses during this period of $1.2 million, or 33.1%, was primarily driven by i) increases of $0.6 million in share-based expenses, ii) increases of $0.4 million in other operating costs, and iii) increases of $0.2 million in payroll related costs.
Interest Income
Interest income for the three months ended September 30, 2026 and 2025, of $0.7 million and $0.4 million, respectively, is related to dividend income from our money market accounts.

Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2026 and 2025, was immaterial.

Comparison of the nine months ended September 30, 2026 and 2025
The following table sets forth certain information concerning our results of operations for the periods shown:

(dollars in thousands)	Nine Months Ended September 30,
Statement of operations data:	2026	2025	Change
Revenue	$36,839	$—	$36,839
Operating expenses:
Research and development	25,279	13,953	11,326
General and administrative	14,653	10,970	3,683
Total operating expenses	39,932	24,923	15,009
Operating loss	(3,093)	(24,923)	21,830
Interest income	2,384	1,005	1,379
Interest expense	—	(5)	5
Other income (expense), net	169	(19)	188
Net loss before income taxes and noncontrolling interest	(540)	(23,942)	23,402
Income tax provision	—	—	—
Net loss before noncontrolling interest	(540)	(23,942)	23,402
Less: net loss attributable to noncontrolling interest	—	(4,106)	4,106
Net loss attributable to vTv Therapeutics Inc.	$(540)	$(19,836)	$19,296
Revenue
Revenue of $36.8 million for the nine months ended September 30, 2026 was related to the Newsoara upfront fee received and recognizing the deferred revenue of G42 license agreement due to the transfer of the related IP and satisfaction of the performance obligation. There was no revenue for the nine months ended September 30, 2025.
Research and Development Expenses
Research and development expenses were $25.3 million and $14.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in research and development expenses during the period of $11.3 million, or 81.2%, was primarily driven by i) an increase in spending on cadisegliatin of $9.8 million due to increases in clinical studies and consulting related cost and ii) an increase in indirect research and development expense of $1.5 million primarily related to increases in payroll and share-based expenses.
General and Administrative Expenses
General and administrative expenses were $14.7 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $3.7 million or 33.6%, was primarily driven by i) increases of $1.6 million in share-based expenses, ii) increases of $1.0 million in other operating costs, iii) increases of $0.7 million in payroll related costs and iv) increases of $0.4 million in legal expenses.
Interest Income
Interest income for the nine months ended September 30, 2026 and 2025, of $2.4 million and $1.0 million respectively, is related to dividend income from our money market accounts.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2026 and September 30, 2025, was immaterial.

Liquidity and Capital Resources
Liquidity
As of September 30, 2026, we had an accumulated deficit of $327.2 million. Since our inception, we have experienced a history of negative cash flows from operating activities. We anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future as we continue our clinical trials. Further, we expect that we will need additional capital to continue to fund our operations. As of September 30, 2026, we had cash and cash equivalents of $77.2 million.
On January 30, 2026, the Company entered into a Second Amendment to License Agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”) (the “Second Amendment”). Under the Second Amendment, Newsoara's rights in the Company's PDE4 inhibitor, HPP737, expanded to include all countries of the world upon Newsoara's payment of the upfront fee of $20.0 million. See Note 3, “Collaboration Agreements,” to the Unaudited Condensed Consolidated Financial Statements.
On August 29, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Private Placement Investors”), pursuant to which we agreed to issue and sell 5,243,732 units (the “Units”) to the Private Placement Investors in a private placement (the “Private Placement”). Each Unit included (i) either (A) one share (the “Shares”) of our Class A common stock at purchase price of $15.265 per share, (the “Common Stock”), or (B) a Pre-Funded Warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $15.255 per share (representing per Private Placement Share purchase price less the exercise price of $0.01) and (ii) a warrant (the “Common Warrants”) to purchase one share of Common Stock (the “Warrant Shares”) (or a Pre-Funded Warrant to purchase one share of Common Stock in lieu of a share of Common Stock (the “Replacement Warrants” and, together with the Pre-Funded Warrants and the Common Warrants, the “Warrants”). We received aggregate gross proceeds from the Private Placement of approximately $80.0 million, before deducting offering costs payable by us.
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
Cash Flows

	Nine Months Ended September 30,
	2026	2025
(dollars in thousands)
Net cash used in operating activities	$(12,477)	$(16,004)
Net cash provided by financing activities	709	77,762
Net (decrease) increase in cash and cash equivalents	(11,768)	61,758

Operating Activities
For the nine months ended September 30, 2026, our net cash used in operating activities improved by $3.5 million from the nine months ended September 30, 2025. The significant contributor to the change was the $20.0 million received from the Newsoara upfront fee under the Second Amendment, partially offset by working capital changes.
Investing Activities
There were no cash flows from investing activities for the nine months ended September 30, 2026, and 2025.
Financing Activities
For the nine months ended September 30, 2026, our net cash provided by financing activities decreased by $77.1 million from the nine months ended September 30, 2025. The change between periods primarily reflects immaterial cash from financing activities for the nine months ended September 30, 2026, as compared to $80.0 million of cash proceeds received from the Private Placement which occurred during the nine months ended September 30, 2025.
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
We plan to finance our operations through the use of our cash and cash equivalents, including cash received from future funding activities. We continue to evaluate financing strategies to fund future clinical trials of cadisegliatin, including direct equity investments and the potential licensing and monetization of other Company programs. The timing of any such transactions is not certain, and we may not be able to complete such transactions on acceptable terms, or at all. Even if we are able to complete such transactions, they may contain restrictions on our operations or cause substantial dilution to our stockholders. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates. Additionally, although we may sell shares of our Class A common stock pursuant to the TD Cowen ATM Offering, our ability to use this source of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in the Company’s Class A common stock and limitations under federal securities laws.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have outstanding any off-balance sheet arrangements as defined under SEC rules.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported by management within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors set forth under the heading “Risk Factors” under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third fiscal quarter ended September 30, 2026, certain Private Placement Investors exercised Pre-Funded Warrants and Common Warrants to purchase an aggregate of 39,024 and 17,210 shares, respectively, of the Company’s Class A common stock. Each Pre-Funded Warrant and Common Warrant was issued pursuant to the Securities Purchase Agreement in August 2025 as part of a Unit which included (i) either one share of Class A common stock or one Pre-Funded Warrant and (ii) one Common Warrant. For more information regarding the Securities Purchase Agreement, the Private Placement Investors, the Units, the Pre-Funded Warrants, and the Common Warrants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” which is incorporated herein by reference. All Units were issued and sold to the Private Placement Investors under the Securities Purchase Agreement in a private placement exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof. Under the Securities Purchase Agreement, we agreed to use the proceeds from the private placement (approximately $80.0 million, before deducting offering costs payable by us) to fund the continued clinical development of our product candidates, including cadisegliatin, and for working capital and other general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third fiscal quarter ended September 30, 2026, except as provided below, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
On September 3, 2026, Michael Tung, Executive Vice President and Chief Financial Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the potential sale of the Company’s Class A common stock. The arrangement ends on December 31, 2027, or earlier if all shares subject to the arrangement are sold and covers the potential sale of up to 36,553 shares of common stock.

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
Date: November 5, 2026

VTV THERAPEUTICS INC.
(Registrant)

By:	/s/ Paul J. Sekhri
Paul J. Sekhri
Chairman, President and Chief Executive Officer

By:	/s/ Michael Tung
Michael Tung
Executive Vice President and Chief Financial Officer